Form 10-Q
period 2016-09-30
Centennial Resource Development, Inc.
filed 2016-11-10
CIK 1658566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 001-37697

Centennial Resource Development, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5381253
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1401 Seventeenth Street, Suite 1000
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

(720) 441-5515

(Registrant’s Telephone Number, Including Area Code)

Silver Run Acquisition Corporation, 1000 Louisiana Street, Suite 1450, Houston, TX 77002

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

As of November 10, 2016, there were 164,349,079 shares of Class A Common Stock, par value $0.0001 per share, no shares of Class B Common Stock, par value $0.0001 per share, and 19,155,921 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

CENTENNIAL RESOURCE DEVELOPMENT, INC. (FORMERLY KNOWN AS SILVER RUN ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS:
Current assets:
Cash	$137,583	$105,500
Prepaid expenses	165,394	—
Receivable from New Centennial	197,145	—
Total current assets	500,122	105,500
Investment held in Trust Account	500,549,802	—
Deferred offering costs	—	370,691
Total assets	$501,049,924	$476,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$2,000	$280,116
Payable to affiliate	—	23,075
Sponsor note	300,000	150,000
Total current liabilities	302,000	453,191

Deferred underwriting compensation	17,500,000	—
Total liabilities	17,802,000	453,191

Class A common stock subject to possible redemption; 47,824,792 and 0 shares at September 30, 2016 and December 31, 2015, respectively (at redemption value of approximately $10.00 per share)	478,247,920	—

Stockholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, 2,175,208 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively (excluding 47,824,792 shares subject to possible redemption as of September 30, 2016)	218	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 12,500,000 and 12,937,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,250	1,294
Additional paid-in capital	5,460,091	23,706
Accumulated deficit	(461,555)	(2,000)
Total stockholders’ equity	5,000,004	23,000
Total liabilities and stockholders’ equity	$501,049,924	$476,191

See accompanying notes to unaudited condensed financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC. (FORMERLY KNOWN AS SILVER RUN ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$—	$—
General and administrative expenses	777,055	1,009,347
Loss from operations	(777,055)	(1,009,347)
Other income — investment income on Trust Account	252,978	549,792
Net loss attributable to common shares	$(524,077)	$(459,555)
Weighted average number of shares outstanding:
Basic and diluted (excluding shares subject to redemption)	14,674,632	14,328,142
Net loss per common share - basic and diluted	$(0.04)	$(0.03)

See accompanying notes to unaudited condensed financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC. (FORMERLY KNOWN AS SILVER RUN ACQUISITION CORPORATION)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016

(Unaudited)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances, December 31, 2015	—	$—	12,937,500	$1,294	$23,706	$(2,000)	$23,000
Sale of Class A Common Stock to Public	50,000,000	5,000	—	—	499,995,000	—	500,000,000
Forfeiture of Class B Common Stock by Sponsor on April 8, 2016	—	—	(437,500)	(44)	44	—	—
Underwriters’ discount and offering expenses	—	—	—	—	(28,315,521)	—	(28,315,521)
Sale of 8,000,000 Private Placement Warrants at $1.50 per warrant on February 29, 2016	—	—	—	—	12,000,000	—	12,000,000
Shares subject to possible redemption	(47,824,792)	(4,782)	—	—	(478,243,138)	—	(478,247,920)
Net loss	—	—	—	—	—	(459,555)	(459,555)
Balances as of September 30, 2016	2,175,208	$218	12,500,000	$1,250	$5,460,091	$(461,555)	$5,000,004

See accompanying notes to unaudited condensed financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC. (FORMERLY KNOWN AS SILVER RUN ACQUISITION CORPORATION)
CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2016

(Unaudited)

Cash flows from operating activities:
Net loss	$(459,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(165,394)
Interest earned on cash and cash equivalents held in Trust Account	(549,792)
Net cash used in operating activities	(1,174,741)

Cash flows from investing activities:
Cash deposited into trust account	(500,000,010)
Net cash used in investing activities	(500,000,010)

Cash flows from financing activities:
Proceeds from Public Offering	500,000,000
Proceeds from sale of Private Placement Warrants	12,000,000
Payment of underwriting discounts	(10,000,000)
Payment of offering costs	(746,021)
Proceeds from Sponsor note	450,000
Payment of Sponsor note	(300,000)
Receivable from New Centennial	(197,145)
Net cash provided by financing activities	501,206,834

Net increase in cash	32,083
Cash at beginning of period	105,500
Cash at end of period	$137,583

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission	$17,500,000

See accompanying notes to unaudited condensed financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC. (FORMERLY KNOWN AS SILVER RUN ACQUISITION CORPORATION)

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

At September 30, 2016, the Company had not engaged in any significant operations. All activity for the three and nine months ended September 30, 2016 relates to the Company’s formation, the initial public offering (“Public Offering” as described below) and efforts directed towards locating and consummating a suitable Initial Business Combination. The Company did not generate any operating revenues prior to September 30, 2016. The Company did generate non-operating income in the form of interest income on investment held in trust account. The Company has selected December 31st as its fiscal year end.

On October 11, 2016, subsequent to the end of the quarterly period to which this Quarterly Report on Form 10-Q relates, the Company completed its Initial Business Combination by acquiring approximately 89% of the outstanding membership interests in Centennial Resource Production, LLC, a Delaware limited liability company (“CRP”). In connection with the completion of the Initial Business Combination, on October 11, 2016, the Company changed its name from Silver Run Acquisition Corporation to Centennial Resource Development, Inc. See Note 9. Unless otherwise specified herein, the information set forth in these notes to the Company’s condensed financial statements describes the Company and its operations as of and for the periods ended September 30, 2016 and does not reflect the completion of the Initial Business Combination. For further information, refer to the pro forma condensed consolidated combined financial information in the Company’s Proxy Statement filed with the Securities and Exchange Commission on September 23, 2016.

Financing

On February 23, 2016, the registration statement for the Public Offering was declared effective by the Securities and Exchange Commission (the “SEC”). On February 29, 2016 (the “IPO Closing Date”), the Company consummated the Public Offering of $500,000,000 in Units (as defined in Note 3), and the sale of $12,000,000 in warrants (the “Private Placement Warrants”) to the Sponsor (the “IPO Private Placement”). On the IPO Closing Date, the Company placed $500,000,000 of proceeds (including the Deferred Discount (as defined in Note 3)) from the Public Offering and the IPO Private Placement into a trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”). The Company intends to finance the Initial Business Combination from proceeds held in the Trust Account.

At the IPO Closing Date, the Company held $12,000,000 of proceeds from the Public Offering and the IPO Private Placement outside the Trust Account. Of these amounts, $10,000,000 was used to pay underwriting discounts in the Public Offering and $300,000 was used to repay a note payable to the Sponsor (see Note 4), with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

Trust Account

The proceeds held in the Trust Account are invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended and that invest only in direct U.S. government obligations.

The Company’s amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) included in the Units (the “Public Shares”) sold in the Public Offering that have been properly tendered in connection with a stockholder vote to amend the Charter to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the Initial Business Combination within 24 months from the closing of the Public Offering; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Pursuant to the Company’s Charter, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest income but less taxes payable (less up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 4) held by them if the Company fails to complete the Initial Business Combination within 24 months of the closing of the Public Offering. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

2.              Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.  The Company has evaluated subsequent events after September 30, 2016.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on February 25, 2016, as well as the Company’s Form 8-K filed with the SEC on March 4, 2016.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods. The Company did not utilize the two class method to compute earnings per share as holders of Class A common stock and Class B common stock share equally in the losses of the Company.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities held in Trust Account

The amounts held in the Trust Account represent proceeds from the Public Offering and the IPO Private Placement of $500,000,000 which were invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less and are classified as restricted assets because such amounts can only be used by the Company in connection with the consummation of an Initial Business Combination.

As of September 30, 2016, marketable securities held in the Trust Account had a fair value of $500,549,802. At September 30, 2016, there was $549,792 of interest income held in the Trust Account available to be released to the Company to pay taxes.

Redeemable Common Stock

As discussed in Note 1, all of the 50,000,000 Public Shares contain a redemption feature which allows for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A Common Stock shall be affected by charges against additional paid in capital.

Accordingly, at September 30, 2016, 47,824,792 of the 50,000,000 shares of Class A Common Stock included in the Units were classified outside of permanent equity at their redemption value.

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

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs of $28,315,521, consisting primarily of underwriting discounts of $27,500,000 (including $17,500,000 of which is deferred and subsequently paid on October 11, 2016), and $815,521 of professional, filing, regulatory and other costs, were charged to additional paid-in capital.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2016. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On November 6, 2015, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note (the “2015 Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2016 or the completion of the Public Offering. On November 10, 2015, the Company borrowed $150,000 under the 2015 Note. In February 2016, the Company borrowed the remaining $150,000 under the 2015 Note. On February 29, 2016, the full $300,000 balance of the 2015 Note was repaid to the Sponsor.

On August 2, 2016, the Company issued a promissory note to the Sponsor (the “2016 Note”). The Company borrowed $300,000 under the 2016 Note, and repaid the full $300,000 balance on October 11, 2016. See Note 9.

Administrative Support Agreement

On February 23, 2016, the Company entered into an administrative support agreement pursuant to which it agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company paid the affiliate of the Sponsor $30,000 and $70,000 for such services for the three and nine months ended September 30, 2016, respectively.

5.              Investment Held in Trust Account

On the IPO Closing Date, gross proceeds of $500,000,000 and $12,000,000 from the Public Offering and the IPO Private Placement, respectively, less underwriting discounts of $10,000,000 and $2,000,000 designated to fund the Company’s accrued formation and offering costs (including the note payable to the Sponsor), business, legal and accounting due diligence expenses on prospective acquisitions, and continuing general and administrative expenses, were placed in the Trust Account.

As of September 30, 2016, marketable securities held in the Trust Account had a fair value of $500,549,802 which was invested in a money market instrument that invests in United States Treasury Securities with original maturities of six months or less.

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

7.              Stockholders’ Equity

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares of Class A Common Stock and 20,000,000 shares of Class B Common Stock. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of shares of Class A Common Stock which the Company is authorized to issue at the same time as the Company’s stockholders vote on the Initial Business Combination to the extent the Company seeks stockholder approval in connection with the Initial Business Combination. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2016, there were 50,000,000 shares of Class A Common Stock, of which 47,824,792 were classified outside of permanent equity, and 12,500,000 shares of Class B Common Stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2016, there were no shares of preferred stock issued or outstanding.

8.              Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2016 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Description	September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$500,549,802	$500,549,802	$—	$—

9.              Subsequent Events

Business Combination

On October 11, 2016 (the “Closing Date”), the Company consummated the previously announced acquisition of approximately 89% of the outstanding membership interests in CRP pursuant to (i) that certain Contribution Agreement, dated as of July 6, 2016 (as amended by Amendment No. 1 to Contribution Agreement, dated as of July 29, 2016, the “Contribution Agreement”), by and among Centennial Resource Development, LLC (“CRD”), NGP Centennial Follow-On LLC, (“NGP Follow-On”), and Celero Energy Company, LP, (together with CRD and NGP Follow-On, the “Centennial Contributors”), CRP and New Centennial, LLC, a Delaware limited liability company (“New Centennial”), (ii) that certain Assignment Agreement, dated as of October 7, 2016, between New Centennial and the Company and (iii) that certain Joinder Agreement, dated as of October 7, 2016, by the Company. We refer to the acquisition and the other transactions contemplated by the Contribution Agreement as the “Transactions.”  The consummation of the Transactions constituted a “Business Combination” under the Charter.

In connection with the consummation of the Transactions (the “Closing”), (i) the Company contributed $1,485,999,739.31 to CRP, representing the net cash proceeds received by the Company pursuant to the Private Placements (as hereinafter defined), plus the amount of funds from the Trust Account and minus the Deferred

Discount, (ii) CRP paid the Centennial Contributors $1,186,744,348 in aggregate cash consideration and (iii) the Centennial Contributors retained 20,000,000 common membership interests in CRP (the “CRP Common Units”), representing approximately 11% of the outstanding membership interests in CRP.

Private Placements

In connection with the Transactions, on the Closing Date and pursuant to certain subscription agreements dated as of July 21, 2016, the Company completed the issuance and sale of (i) 81,005,000 shares of Class A Common Stock to Riverstone Centennial Holdings, L.P., a Delaware limited partnership (the “Riverstone private investor”), in a private placement and (ii) 20,000,000 shares of Class A Common Stock to certain other investors in a private placement (together, the “Private Placements”) for approximately $1.01 billion in aggregate proceeds, which were used to fund a portion of the cash consideration in the Transactions.

Promissory Note

On August 2, 2016, the Company issued a promissory note to the Sponsor.  The promissory note permitted borrowings by the Company from time to time from the Sponsor in an aggregate principal amount of up to $300,000.  The Company borrowed $300,000 under the promissory note, and repaid the full $300,000 balance on the Closing Date.

Second Amended and Restated Charter

On the Closing Date, the Charter was amended and restated (as amended and restated, the “Second Amended and Restated Charter”) to, among other things: (i) create a new class of capital stock, the Class C Common Stock, par value $0.0001 per share (the “Class C Common Stock”), that was issued to the Centennial Contributors at the Closing; (ii) increase in the number of authorized shares of the Company’s Class A Common Stock from 200,000,000 shares to 600,000,000 shares; and (iii) eliminate certain provisions relating to an Initial Business Combination that are no longer applicable to the Company following the Closing.

Series A Preferred Stock

In connection with the Transactions, the Company issued one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to CRD. CRD, as the holder of the Series A Preferred Stock, is not entitled to any dividends from the Company, is entitled to preferred distributions in liquidation in the amount of $0.0001 per share of Series A Preferred Stock and has a limited voting right as described below. The Series A Preferred Stock is redeemable by the Company (a) at such time as CRD and its affiliates cease to own, in the aggregate, at least 5,000,000 CRP Common Units and/or shares of Class A Common Stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions), (b) at any time at CRD’s option or (c) upon a breach by CRD of the transfer restrictions relating to the Series A Preferred Stock. In addition, for so long as the Series A Preferred Stock remains outstanding, CRD is entitled to nominate one director for election to the Company’s board of directors in connection with any vote of its stockholders for the election of directors, and the vote of CRD is the only vote required to elect such nominee to our board.

Amended and Restated Limited Liability Company Agreement of CRP

At the Closing, the Company and the Centennial Contributors entered into CRP’s fifth amended and restated limited liability company agreement (the “A&R LLC Agreement”). Under the A&R LLC Agreement, the Company became a member and the sole manager of CRP. As the sole manager, the Company is able to control all of the day-to-day business affairs and decision making of CRP without the approval of any other member, unless otherwise stated in the A&R LLC Agreement. Pursuant to the terms of the A&R LLC Agreement, the Company cannot, under any circumstances, be removed as the sole member of CRP except by its election.

Under the A&R LLC Agreement, the Centennial Contributors generally have the right to cause CRP to redeem all or a portion of their CRP Common Units in exchange for shares of the Company’s Class A Common Stock or, at CRP’s option, an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such CRP Common Units in lieu of such a redemption by CRP. Upon the future redemption or exchange of CRP Common Units held by a Centennial Contributor, a corresponding number of shares of Class C Common Stock held by such Centennial Contributor will be cancelled.

Amended and Restated Registration Rights Agreement

In connection with the Closing, on the Closing Date, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with the Sponsor, certain of the Company’s former and current directors, the Riverstone private investor and the Centennial Contributors, pursuant to which such parties are entitled to certain registration rights relating to (i) shares of Class A Common Stock issued to the Sponsor and such former and current directors upon the conversion of their Founder Shares at the Closing, (ii) Private Placement Warrants owned by the Sponsor and warrants that may be issued upon conversion of working capital loans (and any shares of Class A Common Stock issuable upon the exercise of such warrants), (iii) shares of Class A Common Stock issuable upon the future redemption or exchange of CRP Common Units owned by the Centennial Contributors and their permitted transferees and (iv) shares of Class A Common Stock owned by the Riverstone private investor and its permitted transferees.

Credit Agreement Amendment

On the Closing Date, CRP entered into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of October 15, 2014, among CRP, each of the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Agreement”).

The Second Amendment, among other things, (i) permitted the Transactions, (ii) reflects the repayment in full of all term loans under the Credit Agreement at Closing, (iii) increases the borrowing base under the Credit Agreement from $140,000,000 to $200,000,000 to accommodate an increased borrowing base, (iv) increases the interest rate to LIBOR plus 2.25% - 3.25% and (v) requires CRP to have sufficient liquidity and satisfy a maximum leverage ratio in order to make dividends.

2016 Long Term Incentive Plan

In connection with the Transactions, the Company’s board of directors adopted and its stockholders approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), under which the Company may grant cash and equity-based incentive awards to eligible service providers in order to attract, retain and motivate the persons who make important contributions to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we,” “us,” “our” or the “Company” are to Centennial Resource Development, Inc. (f/k/a Silver Run Acquisition Corporation).  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were originally formed as a blank check company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving us and one or more businesses (an “Initial Business Combination”). We consummated our initial public offering (the “Public Offering”) on February 29, 2016 (the “IPO Closing Date”).

On October 11, 2016 (the “Closing Date”), subsequent to the end of the quarterly period to which this Quarterly Report on Form 10-Q relates, we completed our Initial Business Combination by acquiring approximately 89% of the outstanding membership interests in Centennial Resource Production, LLC, a Delaware limited liability company (“CRP”). In connection with the completion of the Initial Business Combination, we changed our name from Silver Run Acquisition Corporation to Centennial Resource Development, Inc. Unless otherwise specified herein, the information set forth in this section describes the Company and its operations as of and for the periods preceding September 30, 2016, and does not reflect the completion of the Initial Business Combination. Please see “—Recent Developments,” below.

Results of Operations

Prior to the Closing Date, we neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the Closing Date related to our formation, the Public Offering and efforts directed toward locating and consummating a suitable Initial Business Combination. Prior to our Initial Business Combination, we did not generate operating revenue but did generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as costs in the pursuit of our acquisition plans.

For the three months ended September 30, 2016, we had a net loss of $524,077, which consisted primarily of general and administrative expenses of $747,055 and $30,000 of administrative fees paid to a related party. This loss was offset by interest income from the Trust Account of $252,978.

For the nine months ended September 30, 2016, we had a net loss of $459,555, which consisted primarily of general and administrative expenses of $939,347 and $70,000 of administrative fees paid to a related party. This loss was offset by interest income from the Trust Account of $549,792.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial sale of shares (the “Founder Shares”) of Class B common stock, par value $0.0001 per share (the “Class B Common Stock”), to the sponsor, Silver Run Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and the proceeds of two loans from the Sponsor, each in the amount of $300,000. The first of these two loans was repaid upon the closing of the Public Offering and the other was repaid upon the closing of the Initial Business Combination.

On February 29, 2016 (the “IPO Closing Date”), we consummated the Public Offering of 50,000,000 units (the “Units”), including 5,000,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, at a price of $10.00 per Unit, generating proceeds to us of $500,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private sale (the “IPO Private Placement”) of an aggregate of 8,000,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at an exercise price of $11.50 per share, to the Sponsor, at a price of $1.50 per Private Placement Warrant, generating proceeds of $12,000,000. On the IPO Closing Date, we placed $500,000,000 of proceeds (including $17,500,000 of deferred underwriting discount) from the Public Offering and the IPO Private Placement into a trust account at J.P. Morgan Chase Bank, N.A. (the “Trust Account”) and held $12,000,000 of such proceeds outside the Trust Account. Of the funds held outside the Trust Account, $10,000,000 was used to pay underwriting discounts in the Public Offering and $300,000 was used to repay loans to the Sponsor, with the balance reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

At September 30, 2016 we had cash and cash equivalents held outside the Trust Account of $137,583 and a working capital surplus of $198,122. At September 30, 2016, funds held in the Trust Account consisted of money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and that invest only in direct U.S. government obligations.

In addition, interest income on the funds held in the Trust Account may be released to us to pay our franchise and income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

At September 30, 2016, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 23, 2016, we entered into an administrative support agreement pursuant to which have agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of the Initial Business Combination, we ceased paying these monthly fees. The Company paid the affiliate of the Sponsor $30,000 and $70,000 for such services for the three and nine months ended September 30, 2016, respectively.

The underwriters of the Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($10,000,000) was paid at the closing of the Public Offering and 3.5% ($17,500,000) was deferred. The deferred underwriting discount became payable to the underwriters upon the consummation of the Initial Business Combination and was paid from the amounts held in the Trust Account. The underwriters were not entitled to any interest accrued on the deferred underwriting discounts.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At September 30, 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the periods. The Company did not utilize the two class method to compute earnings per share as holders of Class A common stock and Class B common stock share equally in the losses of the Company.

Redeemable Common Stock

All of the 50,000,000 Public Shares contained a redemption feature which allowed for the redemption of Class A Common Stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Accordingly, at September 30, 2016, 47,824,792 of the 50,000,000 shares of Class A Common Stock were classified outside of permanent equity at their redemption value.

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

Recent Developments

Business Combination

On the Closing Date, we consummated the previously announced acquisition of approximately 89% of the outstanding membership interests in CRP pursuant to (i) that certain Contribution Agreement, dated as of July 6, 2016 (as amended by Amendment No. 1 to Contribution Agreement, dated as of July 29, 2016, the “Contribution Agreement”), by and among Centennial Resource Development, LLC (“CRD”), NGP Centennial Follow-On LLC, (“NGP Follow-On”), and Celero Energy Company, LP, (together with CRD and NGP Follow-On, the “Centennial Contributors”), CRP and New Centennial, LLC, a Delaware limited liability company (“New Centennial”), (ii) that certain Assignment Agreement, dated as of October 7, 2016, between the Company and New Centennial and (iii) that certain Joinder Agreement, dated as of October 7, 2016, by the Company. We refer to the acquisition and the other transactions contemplated by the Contribution Agreement as the “Transactions.” The consummation of the Transactions constituted a “Business Combination” under the our Charter.

In connection with the consummation of the Transactions (the “Closing”), (i) we contributed $1,485,999,739.31 to CRP, representing the net cash proceeds received by us pursuant to the Private Placements (as hereinafter defined), plus the amount of funds from the Trust Account and minus the deferred expenses payable by the Company to the underwriters in the Public Offering, (ii) CRP paid the Centennial Contributors $1,186,744,348 in aggregate cash consideration and (iii) the Centennial Contributors retained 20,000,000 common membership interests in CRP (the “CRP Common Units”), representing approximately 11% of the outstanding membership interests in CRP.

Private Placements

In connection with the Transactions, on the Closing Date and pursuant to certain subscription agreements dated as of July 21, 2016, we completed the issuance and sale of (i) 81,005,000 shares of Class A Common Stock to Riverstone Centennial Holdings, L.P., a Delaware limited partnership (the “Riverstone private investor”), in a private placement and (ii) 20,000,000 shares of Class A Common Stock to certain other investors in a private placement (together, the “Private Placements”) for approximately $1.01 billion in aggregate proceeds, which were used to fund a portion of the cash consideration in the Transactions.

Promissory Note

On August 2, 2016, we issued a promissory note to the Sponsor.  The promissory note permitted borrowings by us from time to time from the Sponsor in an aggregate principal amount of up to $300,000.  We borrowed $300,000 under the promissory note, and repaid the full $300,000 balance on the Closing Date.

Second Amended and Restated Charter

On the Closing Date, our Charter was amended and restated (as amended and restated, the “Second Amended and Restated Charter”) to, among other things: (i) create a new class of capital stock, the Class C Common Stock, par value $0.0001 per share (the “Class C Common Stock”), that was issued to the Centennial Contributors at the Closing; (ii) increase in the number of authorized shares of our Class A Common Stock from 200,000,000 shares to 600,000,000 shares; and (iii) eliminate certain provisions relating to an Initial Business Combination that are no longer applicable to the us following the Closing.

Series A Preferred Stock

In connection with the Transactions, we issued one share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), to CRD. CRD, as the holder of the Series A Preferred Stock, is not entitled to any dividends from us, is entitled to preferred distributions in liquidation in the amount of $0.0001 per share of Series A Preferred Stock and has a limited voting right as described below. The Series A Preferred Stock is redeemable by us (a) at such time as CRD and its affiliates cease to own, in the aggregate, at least 5,000,000 CRP Common Units and/or shares of Class A Common Stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions), (b) at any time at CRD’s option or (c) upon a breach by CRD of the transfer restrictions relating to the Series A Preferred Stock. In addition, for so long as the Series A Preferred Stock remains outstanding, CRD is entitled to nominate one director for election to our board of directors in connection with any vote of its stockholders for the election of directors, and the vote of CRD is the only vote required to elect such nominee to our board.

Amended and Restated Limited Liability Company Agreement of CRP

At the Closing, we and the Centennial Contributors entered into CRP’s fifth amended and restated limited liability company agreement (the “A&R LLC Agreement”). Under the A&R LLC Agreement, we became a member and the sole manager of CRP. As the sole manager, we are able to control all of the day-to-day business affairs and decision making of CRP without the approval of any other member, unless otherwise stated in the A&R LLC Agreement. Pursuant to the terms of the A&R LLC Agreement, we cannot, under any circumstances, be removed as the sole member of CRP except by our election.

Under the A&R LLC Agreement, the Centennial Contributors generally have the right to cause CRP to redeem all or a portion of their CRP Common Units in exchange for shares of our Class A Common Stock or, at CRP’s option, an equivalent amount of cash. We may, however, at our option, effect a direct exchange of cash or Class A Common Stock for such CRP Common Units in lieu of such a redemption by CRP. Upon the future redemption or exchange of CRP Common Units held by a Centennial Contributor, a corresponding number of shares of Class C Common Stock held by such Centennial Contributor will be cancelled.

Amended and Restated Registration Rights Agreement

In connection with the Closing, on the Closing Date, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with the Sponsor, certain of our former and current directors, the Riverstone private investor and the Centennial Contributors, pursuant to which such parties are entitled to certain registration rights relating to (i) shares of Class A Common Stock issued to the Sponsor and such former and current directors upon the conversion of their Founder Shares at the Closing, (ii) Private Placement Warrants owned by the Sponsor and warrants that may be issued upon conversion of working capital loans (and any shares of Class A Common Stock issuable upon the exercise of such warrants), (iii) shares of Class A Common Stock issuable upon the future redemption or exchange of CRP Common Units owned by the Centennial Contributors and their permitted transferees and (iv) shares of Class A Common Stock owned by the Riverstone private investor and its permitted transferees.

Credit Agreement Amendment

On the Closing Date, CRP entered into that certain Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”), which amends the Amended and Restated Credit Agreement, dated as of October 15, 2014, among CRP, each of the lenders from time to time party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Agreement”).

The Second Amendment, among other things, (i) permitted the Transactions, (ii) reflects the repayment in full of all term loans under the Credit Agreement at Closing, (iii) increases the borrowing base under the Credit Agreement from $140,000,000 to $200,000,000 to accommodate an increased borrowing base, (iv) increases the interest rate to LIBOR plus 2.25% - 3.25% and (v) requires CRP to have sufficient liquidity and satisfy a maximum leverage ratio in order to make dividends.

2016 Long Term Incentive Plan

In connection with the Transactions, our board of directors adopted and our stockholders approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), under which we may grant cash and equity-based incentive awards to eligible service providers in order to attract, retain and motivate the persons who make important contributions to our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2016, we were not subject to any market or interest rate risk.  The net proceeds of the Public Offering and the IPO Private Placement, including amounts in the Trust Account, were invested in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors concerning the Company following the completion of the Initial Business Combination that are included in the Company’s Registration Statement on Form S-1 (Registration No. 333-214355), filed with the SEC on October 31, 2016 (the “Form S-1”), under the heading “Risk Factors” are incorporated herein by reference. The risk factors incorporated herein by reference from the Form S-1 are attached to this report as Exhibit 99.1.

As of the date of this Quarterly Report on Form 10-Q, with the exception of the risk factors incorporated by reference from the Form S-1, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on February 25, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information about unregistered sales of the Company’s equity securities during the three months ended September 30, 2016 is set forth in the Company’s Current Reports on Form 8-K filed with the SEC on October 11, 2016 and October 14, 2016.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.  Exhibits.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1

Contribution Agreement, dated as of July 6, 2016, as amended by Amendment No. 1 thereto, dated as of July 29, 2016, among Centennial Resource Development, LLC, NGP Centennial Follow-On LLC, Celero Energy Company, LP, Centennial Resource Production, LLC and New Centennial, LLC (incorporated by reference to Annex A of the Company’s definitive proxy statement filed with the SEC on September 23, 2016).

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

3.3	Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource

Exhibit Number	Description of Exhibits

Production, LLC dated as of October 11, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-214355) filed with the SEC on October 31, 2016).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2016).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

99.1	Risk Factors of the Company.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

	By:	/s/ George S. Glyphis
	Name:	George S. Glyphis
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary

Date: November 10, 2016