Form 10-Q
period 2017-03-31
Centennial Resource Development, Inc.
filed 2017-05-11
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
Commission file number 001-37697

CENTENNIAL RESOURCE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5381253
(State of Incorporation)	(I.R.S. Employer Identification Number)

1001 Seventeenth Street, Suite 1800, Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
(720) 441-5515
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2017, there were 207,070,839 shares of Class A Common Stock, par value $0.0001 per share, no shares of Class B Common Stock, par value $0.0001 per share, and 19,155,921 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following are abbreviations and definitions of certain terms used in this Quarterly Report on Form 10-Q, which are commonly used in the oil and natural gas industry:

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

Completion. Installation of permanent equipment for production of oil or natural gas, or, in the case of a dry well, to reporting to the appropriate authority that the well has been abandoned.

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

Flush production. First yield from a flowing oil well during its most productive period after it is first completed and put on line.

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

WTI. West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following are definitions of certain other terms that are used in this Quarterly Report on Form 10-Q:
Business Combination or the Merger. The acquisition of approximately 89% of the outstanding membership interests in CRP from the Centennial Contributors, which closed on October 11, 2016, and the other transactions contemplated by the Contribution Agreement.
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
Celero. Celero Energy Company, LP, a Delaware limited partnership.
Centennial Contributors. CRD, NGP Follow-On and Celero, collectively.
The Company, we, our or us. (i) Centennial Resource Development, Inc. and its subsidiaries, including CRP, following the closing of the Business Combination and (ii) Silver Run Acquisition Corporation prior to the closing of the Business Combination.
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
GMT Acquisition. Our acquisition of certain undeveloped acreage and producing oil and natural gas properties of GMT Exploration Company LLC, which is expected to close on or about June 8, 2017.
NewCo. New Centennial, LLC, a Delaware limited liability company controlled by affiliates of Riverstone.
NGP Follow-On. NGP Centennial Follow-On LLC, a Delaware limited liability company.
Private Placement Warrants. Our 8,000,000 outstanding warrants, which were purchased by our Sponsor in a private placement simultaneously with the closing of our IPO.
Public Warrants. Warrants for the purchase of shares of Class A Common Stock sold as part of the Units in our IPO, all of which have been exercised or redeemed and are no longer outstanding.
Riverstone. Riverstone Investment Group LLC and its affiliates, including our Sponsor, collectively.
Series B Preferred Stock. Our Series B Preferred Stock, par value $0.0001 per share.
Silverback. Silverback Exploration, LLC and Silverback Operating, LLC, collectively.
Silverback Acquisition. Our acquisition of leasehold interests and related upstream assets in Reeves County, Texas from Silverback, which closed on December 28, 2016.
Sponsor. Our sponsor, Silver Run Sponsor, LLC, a Delaware limited liability company and an affiliate of Riverstone.
Units. Our units sold in our IPO, each of which consisted of one share of Class A Common Stock and one-third of one Public Warrant.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words "could," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission ("SEC"). These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events.
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
All forward-looking statements speak only as of the date of this Form 10-Q. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under “Item 1A. Risk Factors” in our 2016 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.
All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$54,874	$134,083
Accounts receivable, net	23,322	14,734
Derivative instruments	869	431
Prepaid and other current assets	1,991	2,078
Total current assets	81,056	151,326
Oil and natural gas properties, successful efforts method
Unproved properties	1,874,454	1,905,661
Proved properties	734,283	605,853
Accumulated depreciation, depletion and amortization	(40,061)	(14,436)
Total oil and natural gas properties, net	2,568,676	2,497,078
Other property and equipment, net	2,915	2,193
Total property and equipment, net	2,571,591	2,499,271
Noncurrent assets
Derivative instruments	109	—
Other noncurrent assets	1,000	1,045
Total assets	$2,653,756	$2,651,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$78,146	$86,100
Derivative instruments	1,773	5,361
Total current liabilities	79,919	91,461
Noncurrent liabilities
Revolving credit facility	—	—
Asset retirement obligations	7,585	7,226
Derivative instruments	—	20
Total liabilities	87,504	98,707
Shareholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Series B: 104,400 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 207,593,439 shares issued and 207,068,375 shares outstanding at March 31, 2017 and 201,091,646 shares issued and 200,835,049 shares outstanding at December 31, 2016	21	20
Class C: 19,155,921 shares issued and outstanding	2	2
Additional paid-in capital	2,369,504	2,364,049
Retained earnings (accumulated deficit)	894	(8,929)
Total shareholders’ equity	2,370,421	2,355,142
Noncontrolling interest	195,831	197,793
Total equity	2,566,252	2,552,935
Total liabilities and shareholders’ equity	$2,653,756	$2,651,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net revenues
Oil sales	$46,681	$13,226
Natural gas sales	8,241	1,313
NGL sales	6,175	582
Total net revenues	61,097	15,121
Operating expenses
Lease operating expenses	7,278	4,042
Severance and ad valorem taxes	3,187	844
Transportation, processing and gathering expenses	5,244	1,130
Depreciation, depletion and amortization	26,160	21,303
Abandonment expense and impairment of unproved properties	(29)	—
General and administrative expenses	12,065	2,536
Total operating expenses	53,905	29,855
Total operating income (loss)	7,192	(14,734)
Other income (expense)
Gain (loss) on sale of oil and natural gas properties	166	(4)
Interest expense	(410)	(1,641)
Net gain on derivative instruments	3,759	1,918
Other income	3,515	273
Income (loss) before income taxes	10,707	(14,461)
Income tax expense (benefit)	—	—
Net income (loss)	10,707	(14,461)
Less: Net income attributable to noncontrolling interest	884	—
Net income (loss) attributable to Centennial Resource Development, Inc.	$9,823	$(14,461)
Income per share:
Basic	$0.04
Diluted	$0.04
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,233	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	268	—	—	—	—	—	—	—	—	—	—	—	—
Equity based compensation	—	—	—	—	—	—	—	—	2,610	—	2,610		2,610
Change in equity due to issuance of shares by Centennial Resource Production, LLC	—	—	—	—	—	—	—	—	2,846	—	2,846	(2,846)	—
Net income	—	—	—	—	—	—	—	—	—	9,823	9,823	884	10,707
Balance at March 31, 2017	207,593	$21	19,156	$2	—	$—	104	$—	$2,369,504	$894	$2,370,421	$195,831	$2,566,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Successor	Predecessor
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash flows from operating activities:
Net income (loss)	$10,707	$(14,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of asset retirement obligations	114	40
Depreciation, depletion and amortization	26,046	21,263
Equity based compensation expense	2,610	—
(Gain) loss on sale of oil and natural gas properties	(166)	4
Net gain on derivative instruments	(3,759)	(1,918)
Net cash (paid) received for derivative settlements	(397)	8,629
Amortization of debt issuance costs	93	122
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,143)	4,234
(Increase) decrease in prepaid and other assets	(382)	9
(Decrease) increase in accounts payable and other liabilities	(6,475)	630
Net cash provided by operating activities	19,248	18,552
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(38,678)	(6,180)
Drilling and development capital expenditures	(62,121)	(16,206)
Purchases of other property and equipment	(1,139)	(33)
Proceeds from sales of oil and natural gas properties	3,518	—
Net cash used in investing activities	(98,420)	(22,419)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	5,000
Repayment of revolving credit facility	—	(2,000)
Financing obligation	—	(803)
Debt issuance costs	(37)	—
Net cash (used in) provided by financing activities	(37)	2,197
Net decrease in cash and cash equivalents	(79,209)	(1,670)
Cash and cash equivalents, beginning of period	134,083	1,768
Cash and cash equivalents, end of period	$54,874	$98
Supplemental cash flow information
Cash paid for interest	$226	$1,478
Supplemental noncash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$63,978	$13,000
Asset retirement obligations incurred, including changes in estimate	$274	$142
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Centennial Resource Development, Inc. (the “Company” or “Centennial”) was originally incorporated in Delaware on November 4, 2015 as a special purpose acquisition company under the name Silver Run Acquisition Corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses.
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
The Company’s Class A Common Stock trades on The NASDAQ Capital Market (“NASDAQ”) under the ticker symbol “CDEV.” The Units automatically separated into their component securities prior to or upon closing of the Business Combination and, as a result, no longer trade as a separate security. On March 1, 2017, the Company delivered a notice of redemption to holders of the Public Warrants announcing that any Public Warrants that remained unexercised and outstanding on March 31, 2017 (the "Redemption Date") would be redeemed for $0.01 per Public Warrant. Following the delivery of the notice of redemption, all of the Company’s Public Warrants were either exercised for shares of Class A Common Stock or, following the Redemption Date, redeemed for $0.01 per Public Warrant and, as a result, the Public Warrants no longer trade on NASDAQ.
The consolidated financial statements include the accounts of the Company and CRP and its wholly-owned subsidiaries. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. Accordingly, certain disclosures required by U.S. GAAP and normally included in an Annual Report on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with the financial statements, summary of significant accounting policies and footnotes included in our 2016 Annual Report.
In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of interim financial information, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. Certain prior period amounts have been reclassified to conform to the current presentation on the accompanying condensed consolidated financial statements. The Company has evaluated subsequent events through the date of this filing.
As a result of the Business Combination, the Company is the acquirer for accounting purposes, and CRP is the acquiree and accounting Predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for CRP for periods prior to the Business Combination. The Company is the “Successor” for periods after the Business Combination, which includes consolidation of CRP subsequent to the Business Combination on October 11, 2016. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting as of the Business Combination, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Principles of Consolidation
The consolidated financial statements included herein have been prepared in accordance with U.S. GAAP and the rules and regulations of the SEC. The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Company’s consolidated and combined financial statements requires the Company’s management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.
The more significant areas requiring the use of assumptions, judgments and estimates include: (1) oil and natural gas reserves; (2) cash flow estimates used in impairment tests of long-lived assets; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) determining fair value and allocating purchase price in connection with business combinations; (6) valuation of derivative instruments; and (7) accrued revenue and related receivables.
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update affects all reporting entities and the objective of the guidance is to assist with evaluation whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied prospectively on or after the effective date and disclosures are not required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company is currently evaluating the impact, if any, that the adoption of this update will have on its financial position, results of operations and liquidity.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update applies to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of the Company’s cash flows and will not have a material impact on its consolidated financial statements.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. This update clarifies two principles of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers: identifying performance obligations and the licensing implementation guidance. This standard has the same effective date as ASU 2016-08, Revenue from Contracts with Customers: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), the revenue recognition standard discussed below. Although the Company is still in the process of assessing its contracts with customers and evaluating the effect of adopting these standards, as well as the transition method to be applied, the adoption is not expected to have a significant impact on the Company’s consolidated financial statements other than additional disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation. This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company elected to early adopt this guidance in October 2016 in conjunction with the issuance of its equity awards.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net). Under this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. This update allows for either full retrospective adoption, meaning this update is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning this update is applied only to the most current period presented. The Company is currently evaluating the impact, if any, that the adoption of this update will have on its financial position, results of operations and liquidity.
In February 2016, the FASB issued ASU 2016-02, Leases. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Although the Company is still in the process of evaluating the effect of adopting ASU 2016-02, the adoption is expected to result in the recognition of assets and liabilities on its consolidated balance sheet for current operating leases. As of December 31, 2016, the Company had approximately $17.0 million of contractual obligations related to its non-cancelable leases, and it will evaluate those contracts as well as other existing arrangements to determine if they qualify for lease accounting under ASU 2016-02.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. ASU 2014-09 provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In addition, new qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. The standards permit retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company plans to adopt these ASUs effective January 1, 2018. Although the Company is still in the process of assessing its contracts with customers and evaluating the effect of adopting these standards, as well as the transition method to be applied, the adoption is not expected to have a significant impact on the Company’s consolidated financial statements other than additional disclosures.
Note 2—Property Acquisitions
2016 Acquisition
In December 2016, the Company acquired interests in 31 producing horizontal wells plus undeveloped acreage on approximately 35,500 net acres (43,500 gross acres) in Reeves County, Texas for an unadjusted purchase price of $855.0 million (“Silverback Acquisition”), which consisted of cash consideration paid by the Company and a $32.3 million payable at December 31, 2016 that was settled in 2017 when title issues relating to the purchased acreage were satisfied. The Company operates approximately 90% of, and has an approximate 90% working interest in, this acreage. The Wolfcamp A and Wolfcamp B are producing horizons on this acreage and the Company believes that this acreage may be prospective for the Wolfcamp C and Avalon and Bone Spring shale formations.
The Silverback Acquisition was recorded using the acquisition method of accounting for business combinations. The allocation of the purchase price is based upon management’s estimates and assumptions related to the fair value of assets acquired and liabilities assumed on the acquisition date using currently available information. Transaction costs relating to this purchase were expensed as incurred. The initial accounting for the Silverback Acquisition is preliminary, and adjustments to provisional amounts (such as certain accrued liabilities) or recognition of additional assets acquired or liabilities assumed, may occur as additional information is obtained about facts and circumstances that existed as of the acquisition date. Since the acquisition date, the Company has recorded adjustments to provisional amounts totaling $0.3 million. These adjustments did not have a material impact on the Company’s previously reported consolidated financial statements, and therefore the Company has not retrospectively adjusted those financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below summarizes the allocation of the $867.8 million adjusted purchase price, based on the acquisition date fair value of the assets acquired and the liabilities assumed as of March 31, 2017:

(in thousands)	Silverback Acquisition
Purchase price	$867,772
Allocation of purchase price:
Unproved properties	753,763
Proved properties	116,700
Other property and equipment	56
Liabilities	(2,747)
Total	$867,772
The pro forma effects of the Silverback Acquisition were insignificant to the Company’s 2016 results of operations.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Oil and natural gas sales	$19,341	$11,596
Joint interest billings	2,692	2,942
Hedge settlements	128	194
Due from Silverback	1,156	—
Other	5	2
Accounts receivable, net	$23,322	$14,734
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2017	December 31, 2016
Accounts payable	$20,660	$11,210
Accrued capital expenditures	43,354	24,038
Revenues payable	5,539	3,815
Payable to Silverback	1,962	32,293
Accrued underwriting fees	—	7,719
Other	6,631	7,025
Accounts payable and accrued expenses	$78,146	$86,100
Note 4—Long-Term Debt
Credit Agreement
As of March 31, 2017, CRP's revolving credit facility had a borrowing base of $250.0 million, with a commitment level of $500.0 million and a sublimit for letters of credit of $15.0 million. The amount available to be borrowed under CRP's revolving credit facility is subject to a borrowing base that will be redetermined semiannually each April 1 and October 1 by the lenders in their sole discretion. CRP's credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the volumes of CRP's proved oil and natural gas reserves and estimated cash flows from these reserves and its commodity hedge positions. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of issued permitted senior unsecured notes unless such decrease is waived by the lenders. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under its credit agreement. In connection with the Spring 2017 semi-annual borrowing base redetermination, on April 28, 2017, the Company entered into the fourth amendment to the restated credit agreement to increase the borrowing base from $250.0 million to $350.0 million.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2017, there were no borrowings under the revolving credit facility. Outstanding letters of credit were $0.4 million, leaving $249.6 million in borrowing capacity under the revolving credit facility.
The credit agreement also has customary covenants with which CRP was in compliance as of March 31, 2017.
Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations for the three months ended March 31, 2017:

(in thousands)	Three Months Ended March 31, 2017
Asset retirement obligations, beginning of period	$7,226
Liabilities assumed	—
Liabilities incurred	274
Liabilities settled	(29)
Accretion expense	114
Revision of estimated liabilities	—
Asset retirement obligations, end of period	$7,585
Asset retirement obligations (“AROs”) reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of the AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.
Note 6—Equity Based Compensation
The Company has recognized stock-based compensation cost as shown below. Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

(in thousands)	Three Months Ended March 31, 2017
Restricted stock awards	$856
Stock option awards	1,754
Total equity based compensation expense	$2,610
Equity Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP and, as of March 31, 2017, the Company had 11,844,936 shares of Class A Common Stock available for future grant. The LTIP provides for grant of stock options, including incentive stock options ("ISOs") and nonqualified stock options ("NSOs"), stock appreciation rights ("SARs"), restricted stock, dividend equivalents, restricted stock units ("RSUs") and other stock or cash based awards.
Restricted Stock
The following table provides information about restricted stock awards granted in the three months ended March 31, 2017:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Awards	Weighted Average Grant-Date Fair Value
Service-based stock awards:
Outstanding as of December 31, 2016	256,597	$20.03
Vested	—	$—
Granted	268,467	$18.82
Canceled	—	$—
Outstanding as of March 31, 2017	525,064	$19.41
Compensation cost for the service-based vesting restricted shares is based upon the grant-date market value of the award. Such costs are recognized ratably over the applicable vesting period. Unrecognized compensation cost related to unvested restricted shares at March 31, 2017 was $8.9 million. The Company expects to recognize that cost over a weighted average period of 2.6 years.
Stock Options
Options that have been granted under the LTIP expire ten years from the grant date and have service-based vesting schedules of three years. The exercise price for an option under the LTIP is the closing price of the Company’s common stock as reported by NASDAQ on the date of grant.
Compensation cost related to stock options is based on the grant-date fair value of the award, recognized ratably over the applicable vesting period. The Company estimates the fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the re-levered asset volatility implied by a set of comparable companies. Expected term is based on the simplified method, and is estimated as the average of the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury bond rates in effect at the grant date for its risk-free interest rates.
The following summarizes the options granted and related information, and the assumptions used to determine the fair value of those options:

Three Months Ended March 31, 2017
Options granted	1,429,500
Weighted average grant-date fair value	$7.21
Weighted average exercise price	$18.08
Total fair value (in thousands)	$10,307
Expected term (in years)	6
Expected stock volatility	38.2%
Dividend yield	—%
Risk-free interest rate	2.0%
Information about outstanding stock options is summarized in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	2,735,500	$14.67	5.8	$13,804
Exercised	—	$—	—	$—
Granted	1,429,500	$18.08	5.9	$361
Forfeited	(35,000)	$14.52	5.6	$130
Outstanding as of March 31, 2017	4,130,000	$15.85	5.7	$9,999
Exercisable as of March 31, 2017	—	$—	—	$—
The following summary reflects the status of non-vested stock options as of March 31, 2017:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Options	Weighted Average Grant-Date Fair Value	Weighted Average Exercise Price
Non-vested as of December 31, 2016	2,735,500	$5.93	$14.67
Vested	—	$—	$—
Granted	1,429,500	$7.21	$18.08
Forfeited	(35,000)	$5.86	$14.52
Non-vested as of March 31, 2017	4,130,000	$6.38	$15.85
As of March 31, 2017, there was $23.6 million of unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost on a pro rata basis over a weighted average period of 2.7 years.
Note 7—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations, and it uses derivative instruments mainly to manage its commodity price risk.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company periodically uses derivative instruments, such as costless collars and swaps, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flow available for reinvestment. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of March 31, 2017:

	Period	Volume (Bbl)	Weighted Average Fixed Price ($/Bbl)
Crude oil swaps	April 2017 - December 2017	508,750	$50.41
	January 2018 - December 2018	36,500	$55.95
Crude oil basis swaps	April 2017 - November 2017	85,750	$(0.20)

	Period	Volume (MMBtu)	Weighted Average Fixed Price ($/MMBtu)
Natural gas swaps	April 2017 - December 2017	1,100,000	$2.94
Commodity Swap Contracts. In a typical commodity swap agreement, if the agreed upon published third-party index price (“index price”) is lower than the swap fixed price, the Company receives the difference between the index price and the agreed upon swap fixed price. If the index price is higher than the swap fixed price, the Company pays the difference. In addition, the Company has entered into basis swap contracts in order to hedge the difference between the NYMEX index price and a local index price. When the actual differential exceeds the fixed price provided by the basis swap contract, the Company receives the difference from the counterparty; when the differential is less than the fixed price provided by the basis swap contract, the Company pays the difference to the counterparty.
Derivative Instrument Reporting. The Company’s oil and natural gas derivative instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s condensed consolidated statements of operations. All derivative instruments are recorded at fair value in the condensed consolidated balance sheets, other than derivative instruments that meet the “normal purchase normal sale” exclusion, and any gains and losses are recognized in current period earnings.
The following table presents gains and losses for derivative instruments not designated as hedges for accounting purposes for the periods presented:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net gain on derivative instruments	$3,759	$1,918
Offsetting of Derivative Assets and Liabilities. The Company’s commodity derivatives are measured at fair value and are included in the accompanying condensed consolidated balance sheets as derivative assets and liabilities. The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master netting agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The following tables summarize the location and fair value amounts of all the Company’s derivative instruments in the consolidated balance sheets, as well as the gross recognized derivative assets, liabilities and amounts offset in the condensed consolidated balance sheets:

	March 31, 2017
(in thousands)	Balance Sheet Classification	Gross Asset/Liability Amounts	Gross Amounts Offset (1)	Net Recognized Fair Value Assets/Liabilities
Derivative Assets
Derivative instruments	Current assets	$1,092	$(223)	$869
Derivative instruments	Noncurrent assets	109	—	109
Total derivative assets		$1,201	$(223)	$978
Derivative Liabilities
Derivative instruments	Current liabilities	$1,996	$(223)	$1,773
Derivative instruments	Noncurrent Liabilities	—	—	—
Total derivative liabilities		$1,996	$(223)	$1,773

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

	December 31, 2016
(in thousands)	Balance Sheet Classification	Gross Asset/Liability Amounts	Gross Amounts Offset (1)	Net Recognized Fair Value Assets/Liabilities
Derivative Assets
Derivative instruments	Current assets	$739	$(308)	$431
Derivative instruments	Noncurrent assets	—	—	—
Total derivative assets		$739	$(308)	$431
Derivative Liabilities
Derivative instruments	Current liabilities	$5,669	$(308)	$5,361
Derivative instruments	Noncurrent Liabilities	20	—	20
Total derivative liabilities		$5,689	$(308)	$5,381

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under CRP’s credit agreement. The Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of any CRP bank debt, which eliminates the potential need to post collateral when Centennial is in a derivative liability position. As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which have a high credit ratings and is a member of CRP’s credit facility as referenced above.
Note 8—Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company has categorized its assets and liabilities measured at fair value, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy. Level 1 inputs are the highest priority and consist of unadjusted quoted prices in active markets for identical assets and liabilities. Level 2 are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 3 are unobservable inputs for an asset or liability.
The following table is a listing of the Company’s assets and liabilities that are measured at fair value and where they were classified within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3
Commodity derivative liability
March 31, 2017	$—	$795	$—
December 31, 2016	—	4,950	—
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
Nonrecurring Fair Value Measurements
The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Property Acquisitions for additional information on the fair value of assets acquired during 2016.
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
Note 9—Shareholders' Equity and Noncontrolling Interest
Warrants
On March 1, 2017, the Company delivered a notice of redemption to holders of the Public Warrants originally sold as part of the Units in the IPO announcing its intention to redeem any Public Warrants that remained unexercised and outstanding after March 31, 2017 for $0.01 per Public Warrant. As permitted under the warrant agreement that provides the terms of the Public Warrants, the notice of redemption required all holders exercising their Public Warrants prior to March 31, 2017 to do so on a “cashless basis” and surrender their Public Warrants for a number of shares of Class A Common Stock equal to the product of the quotient equal to (i) the difference between $11.50 and $18.44 (the average last sale price of the Class A Common Stock for the

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ten trading days ending on February 24, 2017) divided by (ii) $18.44, or approximately 0.376, multiplied by the number of Public Warrants held by such holder, rounded down to the nearest whole share.
As of March 31, 2017, 16,563,448 Public Warrants had been exercised, resulting in the issuance of 6,233,326 shares of Class A Common Stock. As of March 31, 2017, 8,103,195 warrants, including 103,195 Public Warrants, were still outstanding. Subsequent to March 31, 2017, the remaining outstanding Public Warrants were either surrendered in exchange for the issuance of Class A Common Stock, if notice of exercise or guaranteed delivery of such Public Warrants was received on or prior to March 31, 2017, or redeemed. The 8,000,000 outstanding Private Placement Warrants are non-redeemable so long as they are held by the Company’s Sponsor or its permitted transferees.
Noncontrolling Interest
For the three months ended March 31, 2017, the Company’s noncontrolling interest was 7.8%, which represents the membership interest in CRP held by holders other than the Company. As of March 31, 2017, as a result of the redemption of the Company’s Public Warrants, the noncontrolling interest percentage decreased from 7.8% to 7.6%.
The Company has consolidated the financial position and results of operations of CRP and reflected that portion retained by the other holders as a noncontrolling interest.
The following table summarizes the noncontrolling interest income:

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net income attributable to noncontrolling interest	$884	$—
Note 10—Income Taxes
CRP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes, and Centennial consolidates the financial results of CRP. As a partnership, CRP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by CRP is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of CRP, as well as any stand-alone income or loss generated by the Company.
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.
During the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), the Company recognized no income tax expense or benefit. The Company's provision for income taxes for the three months ended March 31, 2017 differed from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income because the Company released $3.5 million of its deferred tax asset valuation allowance in the first quarter of 2017, such that income tax expense of $3.5 million for the three months ended March 31, 2017 was fully offset by the tax benefit associated with the portion of the valuation allowance released.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. However, no uncertain tax positions were identified as of any date on or before March 31, 2017.
Note 11—Earnings Per Share
The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic earnings per share is calculated by dividing earnings available to common shareholders by the weighted average shares-basic during each period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s shares of Series B Preferred Stock have a non-forfeitable right to participate in distributions with common stockholders on a pro rata, as-converted basis and as such are considered participating securities. Shares of the Company’s unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in the earnings or losses and are therefore not participating securities.
The Company uses the "if-converted" method to determine the potential dilutive effect of exchanges of outstanding CRP Common Units and corresponding shares of its outstanding Class C Common Stock, and the treasury stock method to determine the potential dilutive effect of its outstanding stock options, restricted stock and warrants.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

(in thousands, except per share data)	For the Three Months Ended March 31, 2017
Net income	$9,823
Less: Income allocable to participating securities	1,125
Net income available for common shareholders	$8,698

Basic net income per share	$0.04
Diluted net income per share	$0.04

Basic weighted average share outstanding	201,776
Add: Dilutive effects of stock options, restricted stock, and warrants	3,166
Diluted weighted average shares outstanding	204,942
Note 12—Transactions with Related Parties
Customer and Supplier Relationships
Riverstone Affiliated Companies. From time to time, the Company obtains services related to its drilling and completion activities from affiliates of Riverstone. In particular, the Company has paid the following amounts to the following affiliates of Riverstone for such services: (i) approximately $12.5 million during the three months ended March 31, 2017 (Successor) to Liberty Oilfield Services, LLC; and (ii) approximately $1.1 million during the three months ended March 31, 2017 (Successor) to Permian Tank and Manufacturing, Inc. (“Permian”). At March 31, 2017, included in Accounts payable and accrued expenses was $0.6 million due to Permian.
Other Affiliated Companies. Mark G. Papa, our President, Chief Executive Officer and Chairman of the Board, serves as a director and Chairman of the Board of Oil States International, Inc., an energy services company publicly traded on the New York Stock Exchange (“Oil States”). From time to time, the Company obtains services related to drilling and completion activities from Oil States. During the three months ended March 31, 2017, the Company paid approximately $0.7 million to Oil States. At March 31, 2017, included in Accounts payable and accrued expenses was $1.3 million due to Oil States.
NGP Affiliated Companies. Beginning December 28, 2016, NGP and entities affiliated with NGP were no longer considered related parties of the Company and any expenses incurred on or after December 28, 2016 with NGP and entities affiliated with NGP are no longer classified as related party expenses. However, expenses incurred before December 28, 2016 with NGP and entities affiliated with NGP were classified as related party expenses and are detailed below.
In May 2016, the Company acquired acreage in close proximity to its operating area in Reeves County, Texas and wellbore only rights in an uncompleted horizontal wellbore for approximately $9.8 million from Caird DB, LLC, an affiliate of NGP.
From time to time, the Company obtains services related to its drilling and completion activities from affiliates of NGP. In particular, the Company paid $1.2 million to RockPile Energy Services, LLC during the three months ended March 31, 2016 (Predecessor).
The Company is party to a 15-year natural gas gathering agreement with PennTex Permian, LLC (“PennTex”), an NGP affiliated company, which terminates on April 1, 2029 and is subject to one-year extensions at either party’s election. Under the agreement, PennTex gathers and processes the Company’s natural gas. PennTex purchases the extracted natural gas liquids from the Company, net of gathering fees and an agreed percentage of the actual proceeds from the sale of the residue natural gas and

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

natural gas liquids. Net payments received from PennTex for the three months ended March 31, 2016 (Predecessor) was $0.1 million. In the third quarter of 2016, PennTex sold its assets related to this agreement to an unrelated third party.
Note 13—Commitments and Contingencies
Commitments
There have been no material changes in commitments during the three months ended March 31, 2017. Please refer to Note 13—Commitment and Contingencies included in Part II, Item 8. in our 2016 Annual Report.
Contingencies
In the ordinary course of business, the Company may at times be subject to claims and legal actions. Management believes it is remote that the impact of such matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Management is unaware of any pending litigation brought against the Company requiring the reserve of a contingent liability as of the date of these condensed consolidated financial statements.
Note 14—Subsequent Events
Credit Facility Amendment
In connection with the Spring 2017 semi-annual redetermination, on April 28, 2017, the Company entered into the fourth amendment to the restated credit agreement to increase the borrowing base from $250.0 million to $350.0 million.
GMT Acquisition
In April 2017, the Company entered into a definitive agreement to acquire certain undeveloped acreage and producing oil and natural gas properties in the core of the Northern Delaware Basin from GMT Exploration Company LLC (“GMT”) for total consideration of approximately $350.0 million, subject to purchase price adjustments and customary closing conditions, which is expected to close on or about June 8, 2017. The assets acquired include 36 operated producing horizontal wells and approximately 11,860 net acres in Lea County, New Mexico. In connection with the GMT Acquisition, in May 2017, the Company issued and sold in a private placement 23,500,000 shares of its Class A Common Stock to certain other investors, resulting in gross proceeds of approximately $341.0 million. Concurrent with closing, the Company intends to use 100% of the proceeds from the private placements to fund the cash consideration for the GMT Acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in "Cautionary Statement Regarding Forward-Looking Statements" and in our 2016 Annual Report under the heading "Item 1A. Risk Factors," all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our current operations and capital programs are focused on organic drilling opportunities and on the development of previously acquired properties, specifically on projects that we believe provide the greatest potential for repeatable success and production growth, while selectively pursuing acquisitions that complement our existing core properties, such as the Silverback Acquisition.
Market Conditions
The oil and natural gas industry is cyclical and commodity prices can be volatile. In the second half of 2014, oil prices began a rapid and significant decline as global and domestic supply began to outpace demand. During 2015 and through 2016, global and domestic oil supply continued to outpace demand resulting in further deterioration in realized oil prices. Thus far into 2017, oil prices have been volatile, and it is likely that oil prices will continue to fluctuate due to the ongoing global supply and demand imbalance, high inventories and geopolitical factors.
Although we operate in a commodity business and anticipate near term and medium term deficit spending to achieve our production growth objectives, we intend to maintain modest debt levels. Additionally, we have focused our drilling activity on projects that provide the highest rate of return.
Our revenue, profitability and future growth rate depend on many factors which are beyond our control, such as oil and natural gas prices, economic, political and regulatory developments, competition from other sources of energy, and the other items discussed under the caption “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the period ended December 31, 2016. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2015:

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$48.62	$57.84	$46.60	$42.16	$33.59	$45.70	$45.00	$49.27	$51.82
Natural gas (per MMBtu)	$2.81	$2.74	$2.73	$2.24	$1.98	$2.25	$2.80	$3.17	$3.06
Oil prices have fallen significantly since reaching highs of over $107.00 per Bbl in June 2014, dropping below $27.00 per Bbl in February 2016. Natural gas prices have also declined from over $6.00 per MMBtu in February 2014 to below $1.70 per MMBtu in March 2016. Although oil and natural gas prices have begun to recover from the lows experienced during the first quarter of 2016, forecasted prices for both oil and natural gas have not rebounded to 2014 levels. A sustained drop in oil, natural gas and NGL prices not only may decrease our revenues on a per unit basis but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices in the future could result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower oil, natural gas and NGL prices may also reduce the borrowing base under our credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under our credit agreement. Alternatively, higher oil and natural gas prices may result in significant non-cash fair value losses being incurred on our derivatives, which could cause us to experience net losses when oil and natural gas prices rise.
2017 Highlights and Future Considerations
Operational Highlights
We added a fifth operated rig in February 2017 and expect to add a sixth operated rig on our Reeves County acreage in June 2017. During the first quarter 2017, 15 operated wells were spud and 11 operated wells were completed. The completed wells had an average effective lateral length of approximately 6,250.
Acquisition Highlights
In April 2017, the Company entered into a definitive agreement to acquire certain undeveloped acreage and producing oil and natural gas properties in the core of the Northern Delaware Basin from GMT Exploration Company LLC (“GMT”) for total consideration of approximately $350.0 million, subject to purchase price adjustments and customary closing conditions (“GMT Acquisition”), which is expected to close on or about June 8, 2017. The assets acquired include 36 operated producing horizontal wells and approximately 11,860 net acres in Lea County, New Mexico.
Financing Highlights
In connection with the GMT Acquisition, in May 2017, we issued and sold in a private placement 23,500,000 shares of our Class A Common Stock to certain other investors, resulting in gross proceeds of approximately $341.0 million. Concurrent with closing, we intend to use 100% of the proceeds from the private placements to fund the cash consideration for the GMT Acquisition.
In connection with our Spring 2017 semi-annual borrowing base redetermination, on April 28, 2017, we entered into the fourth amendment to our restated credit agreement that increased the aggregate commitments under the credit agreement from $250.0 million to $350.0 million. The borrowing base under the credit agreement is subject to regular redeterminations in the Spring and Fall of each year, as well as special redeterminations described in the credit agreement, in each case which may change the amount of the borrowing base.
Results of Operations
Three Months Ended March 31, 2017 (Successor) Compared to Three Months Ended March 31, 2016 (Predecessor)
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s respective average prices and average daily production volumes:

	Successor	Predecessor	Increase/(Decrease)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	$	%
Net revenues (in thousands):
Oil sales	$46,681	$13,226	$33,455	253%
Natural gas sales	8,241	1,313	6,928	528%
NGL sales	6,175	582	5,593	961%
Total net revenues	$61,097	$15,121	$45,976	304%

Average sales prices:
Oil (per Bbl)	$49.45	$28.14	$21.31	76%
Effect of derivative settlements on average price (per Bbl)	0.28	18.36	(18.08)	(98)%
Oil net of hedging (per Bbl)	$49.73	$46.50	$3.23	7%

Average NYMEX price for oil (per Bbl)	$51.82	$33.59	$18.23	54%

Natural gas (per Mcf)	$2.91	$1.88	$1.03	55%
Effect of derivative settlements on average price (per Mcf)	0.05	—	0.05	100%
Natural gas net of hedging (per Mcf)	$2.96	$1.88	$1.08	57%

Average NYMEX price for natural gas (per Mcf)	$3.06	$1.98	$1.08	55%

NGL (per Bbl)	$25.10	$8.31	$16.79	202%

Net production:
Oil (MBbls)	944	470	474	101%
Natural gas (MMcf)	2,833	698	2,135	306%
NGLs (MBbls)	246	70	176	251%
Total (MBoe) (1)	1,662	656	1,006	153%

Average net daily production volume:
Oil (Bbls/d)	10,489	5,165	5,324	103%
Natural gas (Mcf/d)	31,478	7,670	23,808	310%
NGLs (Bbls/d)	2,733	769	1,964	255%
Total (Boe/d) (1)	18,469	7,212	11,257	156%

(1)	Total may not sum or recalculate due to rounding.
Oil, Natural Gas and NGL Sales Revenues. Our total net revenues for the three months ended March 31, 2017 (Successor) were $46.0 million (or 304%) higher than total net revenues for the three months ended March 31, 2016 (Predecessor). Our revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Our net production volumes for oil, natural gas, and NGLs increased 101%, 306% and 251%, respectively, between periods. The oil volume increase between periods resulted primarily from our drilling success in the Delaware Basin, as well as the addition of producing properties we acquired in the Silverback Acquisition. The Silverback Acquisition, which closed on December 28, 2016, added 201 MBbls of net oil production to our first quarter 2017 results. In addition, we placed 20 wells on production since the first quarter of 2016 in the Delaware Basin, which added 433 MBbls of net oil production to the first quarter of 2017. These oil volume increases were partially offset by normal production declines across several of our existing wells. Our natural gas and NGLs are generally produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our natural gas and NGL quantities sold. Thus, the reasons that our natural gas and NGL sales volumes have increased significantly between periods similarly relate to the Silverback Acquisition and the 20 wells we placed on production since the first quarter of 2016, partially offset by normal well production decline. In addition, the acreage we acquired from Silverback has shown a higher gas/oil ratio, and therefore our aggregate production is made up of a higher percentage of natural gas and NGL volumes during the first quarter of 2017 (43%) as compared to the first quarter of 2016 (28%).
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil, natural gas and NGLs in the first quarter of 2017 compared to the same 2016 period. Our average price for oil before the effects of hedging increased 76%, our average price for natural gas before the effects of hedging increased 55% and our average price for NGLs increased 202% between periods. Of the overall 76% increase in our average realized oil price, 54% of such increase was related to higher average NYMEX crude prices between periods, and the remaining 22% was related to improved oil differentials once we began transporting our crude oil via pipeline starting in August of 2016 rather than via truck. The 55% increase in our average realized natural gas price, however, was almost entirely related to higher NYMEX natural gas prices during the first quarter of 2017 as compared to the first quarter of 2016. Of the overall 202% increase in average realized NGL prices between periods, 68% of such increase was related to higher average Mont Belvieu spot prices for plant products from first quarter 2016 to first quarter 2017, and the remaining 134% increase in NGL price was attributable to the fact that in August of 2016, our gas processor began transporting our NGLs to sales points via pipeline rather than trucking them.
Operating Expenses. We present per Boe information because we use this information to evaluate our performance relative to our peers and to identify and measure trends we believe may require additional analysis.
The following table sets forth selected operating data for the periods indicated:

	Successor	Predecessor	Increase/(Decrease)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016	$	%
Operating expenses (in thousands):
Lease operating expenses	$7,278	$4,042	$3,236	80%
Severance and ad valorem taxes	3,187	844	2,343	278%
Transportation, processing and gathering operating expense	5,244	1,130	4,114	364%
Production costs per Boe:
Lease operating expenses	$4.38	$6.16	$(1.78)	(29)%
Severance and ad valorem taxes	1.92	1.29	0.63	49%
Transportation, processing and gathering expense	3.16	1.72	1.44	84%
Lease Operating Expenses.  Our lease operating expenses (“LOE”) for the three months ended March 31, 2017 (Successor) increased $3.2 million (or 80%) compared to the three months ended March 31, 2016 (Predecessor). Higher LOE for the first quarter of 2017 was primarily related to a $2.0 million increase in the cost of oilfield goods and services associated with net wells we added (i) through drilling and (ii) as a result of the Silverback Acquisition, in addition to higher well workover activity between periods. Well workover costs increased by $1.2 million from the first quarter of 2016 to the first quarter of 2017 also in connection with our higher well count (117 gross operated horizontal wells as of March 31, 2017 as compared to 56 gross operated horizontal wells as of March 31, 2016).
Our LOE on a per Boe basis, on the other hand, decreased when comparing the first quarter of 2017 to the same 2016 period. LOE per Boe amounted to $4.38 during the first quarter of 2017, which represents a decrease of $1.78 per Boe (or 29%) from the first quarter of 2016. This decrease in rate was mainly due to flush production from new wells we drilled and completed over the past 12 months, which has the effect of reducing fixed and semi-variable costs on a per Boe basis.
Severance and Ad Valorem Taxes.  Severance taxes are primarily based on the market value of our production at the wellhead and ad valorem taxes are generally based on the valuation of our oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes for the three months ended March 31, 2017 (Successor) increased $2.3 million (or 278%) compared to the three months ended March 31, 2016 (Predecessor), which was primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of our revenue were 5.2% for the three months ended March 31, 2017 compared to a higher 5.6% for the same 2016 period.
Transportation, Processing and Gathering Expenses. Transportation, processing and gathering expenses (“TP&G”) for the three months ended March 31, 2017 (Successor) increased $4.1 million (or 364%) compared to the three months ended March 31, 2016 (Predecessor) due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and per unit transportation and gathering costs being incurred between periods. Our TP&G, however, are generally evaluated as a rate per Boe. This rate was $3.16 per Boe for the first quarter of 2017, which represents an increase of $1.44 per Boe (or 84%) from the first quarter of 2016. This increase in rate was mainly due to a change in our product mix whereby a higher percentage of our total production was made up of natural gas and NGL volumes during the first quarter of

2017, and thus a higher portion of our aggregate production during this 2017 period was subject to gas gathering charges and gas processing fees.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Depreciation, depletion and amortization	$26,160	$21,303
Depreciation, depletion and amortization per Boe	15.74	32.47
Our DD&A rate can fluctuate as a result of impairments, dispositions, finding and development costs and proved reserve volumes. For the three months ended March 31, 2017 (Successor), DD&A expense amounted to $26.2 million, an increase of $4.9 million over the same 2016 period. Of this total increase in expense, higher overall production volumes between periods resulted in increased DD&A expense of $32.7 million, which was largely offset by a $27.8 million reduction in expense due to significantly lower DD&A rates between periods.
On a Boe basis our overall DD&A rate of $15.74 for the first quarter of 2017 was 52% lower than the rate of $32.47 for the same period in 2016. The primary factor contributing to this lower DD&A rate were substantial additions to our proved and proved developed reserves over the last 12 months, particularly in relation to exploration and development costs incurred over that same time period.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Equity based compensation expense	$2,610	$—
Cash general and administrative expenses	9,455	2,536
General and administrative expenses	$12,065	$2,536
G&A expenses for the three months ended March 31, 2017 (Successor) increased $9.5 million over the same 2016 period. This increase was primarily due to $3.6 million in higher employee-related costs between periods, $2.6 million of stock-based compensation incurred during the first quarter of 2017 versus none in the same prior year period, a $0.9 million one-time charge for the Company’s initial adoption of a new employee vacation policy, $0.8 million of one-time G&A costs related to the Silverback Acquisition, and $0.7 million in increased professional fees. Employee-related costs were substantially higher during the first quarter of 2017 due to the number of non-billable employees increasing from 29 at March 31, 2016 to 62 at March 31, 2017, and G&A expenses were higher in general during 2017 due to the costs associated with being a public company now being incurred.
Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Other income (expense)
Gain (loss) on sale of oil and natural gas properties	$166	$(4)
Interest expense	(410)	(1,641)
Net gain on derivative instruments	3,759	1,918
Total other income	$3,515	$273

Interest Expense. For the three months ended March 31, 2017 (Successor), we recorded interest expense of $0.4 million related to commitment fees for unused amounts under CRP’s revolving credit facility. For the three months ended March 31, 2016 (Predecessor), we recorded interest expense of $1.6 million related to borrowings under CRP’s credit facility and the term loan that was extinguished in connection with the Business Combination.

Gain on Derivative Instruments. For the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), we recognized derivative gains of $3.8 million and $1.9 million, respectively. Net losses and gains on our derivatives are a function of fluctuations in the underlying commodity prices and the monthly settlement of the instruments.
Liquidity and Capital Resources
Overview
Our development and acquisition activities require us to make significant operating and capital expenditures. Historically, our primary sources of liquidity have been capital contributions from CRP’s equity sponsors, borrowings under CRP’s revolving credit facility, proceeds from asset dispositions and cash flows from operations. To date, our primary use of capital has been for the acquisition and development of oil and natural gas properties.
The following table summarizes our capital expenditures incurred for the three months ended March 31, 2017:

(in millions)	Three Months Ended March 31, 2017
Drilling and completion capital expenditures	$89.4
Land and other	9.2
Facilities, seismic and other	2.2
We continually evaluate our capital needs and compare them to our capital resources. Our capital expenditure budget for 2017 is a range of $535.0 million to $625.0 million, which we expect to fund with cash flows from operations, borrowings under our credit facility and cash on hand. The drilling and completion (“D&C”) portion of our 2017 capital budget represents a significant increase over the $97.7 million of D&C expenditures incurred during 2016. This increased capital budget is in response to the higher level of anticipated cash flows to be generated from (i) new wells we drilled and completed in latter 2016 and plan to drill in 2017, (ii) wells we added in the Silverback Acquisition and (iii) higher crude oil and natural gas prices experienced during the fourth quarter of 2016 and continuing into 2017, as well as our strong balance sheet position with no borrowings outstanding as of March 31, 2017.
Because we are the operator of a high percentage of our acreage, the amount and timing of these capital expenditures are largely discretionary. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for 2017, we believe that our cash on hand, cash flow from operations and borrowings under CRP’s revolving credit facility will provide us with sufficient liquidity to execute our current capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Working Capital Analysis
Our cash balances totaled $54.9 million and $134.1 million at March 31, 2017 and December 31, 2016, respectively. Due to the amounts that accrue related to our drilling program, we may incur temporary working capital deficits. However, we expect that our cash flows from operating activities and availability under our credit agreement will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.
Analysis of Cash Flow Changes Between the Three Months Ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor)
The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Net cash provided by operating activities	$19,248	$18,552
Net cash used in investing activities	(98,420)	(22,419)
Net cash (used in) provided by financing activities	(37)	2,197
Operating Activities. Net cash provided by operating activities is primarily affected by the price of oil, natural gas and NGLs, production volumes and changes in working capital. Net cash provided by operating activities was $19.2 million for the three months ended March 31, 2017 (Successor) and $18.6 million for the three months ended March 31, 2016 (Predecessor). The increase in net cash provided by operating activities for the first three months of 2017 compared to the first three months of 2016 is primarily due to an increase in total revenues of $46.0 million, offset by a decrease in net cash received from settled derivatives of $9.0 million and a decrease in changes in current assets and current liabilities.
Investing Activities. Net cash used in investing activities is primarily comprised of acquisition and development of oil and natural gas properties, net of dispositions. Net cash used in investing activities was $98.4 million for the three months ended March 31, 2017 (Successor) and $22.4 million for the three months ended March 31, 2016 (Predecessor). The increased amount of cash used in investing activities was primarily due to a $32.5 million increase in acquisition costs and a $45.9 million increase in development activities, offset by a $3.5 million increase in proceeds from sales of oil and natural gas properties and other assets in the first three months of 2017 compared to the prior year period.
Financing Activities. Net cash used in financing activities was $0.04 million for the three months ended March 31, 2017 (Successor) and net cash provided by financing activities was $2.2 million for the three months ended March 31, 2016 (Predecessor). Net cash used in financing activities in the first three months of 2017 pertained to debt issuance costs. Net cash provided by financing activities in the first three months of 2016 included $5.0 million of borrowings under CRP's revolving credit facility, offset by repayments of $2.0 million and payments of $0.8 million associated with our financing obligation.
Revolving Credit Facility
As of March 31, 2017, CRP's revolving credit facility had a borrowing base of $250.0 million, with a commitment level of $500.0 million and a sublimit for letters of credit of $15.0 million. The amount available to be borrowed under CRP's revolving credit facility is subject to a borrowing base that will be redetermined semiannually each April 1 and October 1 by the lenders in their sole discretion. CRP's credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the volumes of CRP's proved oil and natural gas reserves and estimated cash flows from these reserves and its commodity hedge positions. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of issued permitted senior unsecured notes unless such decrease is waived by the lenders. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under its credit agreement. In connection with the Spring 2017 semi-annual borrowing base redetermination, on April 28, 2017, the Company entered into the fourth amendment to the restated credit agreement to, among other things, increase the borrowing base from $250.0 million to $350.0 million.
As of March 31, 2017, there were no borrowings under the revolving credit facility. Outstanding letters of credit were $0.4 million, leaving $249.6 million in borrowing capacity under the revolving credit facility.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee on unused amounts of its revolving credit facility of 50 basis points. CRP may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things:

•	incur additional indebtedness;

•	make investments and loans;

•	enter into mergers;

•	make or declare dividends;

•	enter into commodity hedges exceeding a specified percentage of our expected production;

•	enter into interest rate hedges exceeding a specified percentage of our outstanding indebtedness;

•	incur liens;

•	sell assets; and

•	engage in transactions with affiliates.
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios:

•
a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash assets under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under our credit agreement and non-cash liabilities under ASC 815), of not less than 1.0 to 1.0; and

•
a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0.

As of March 31, 2017, CRP was in compliance with such covenants and the financial ratios described above.
Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2017 to the methodology applied by management for critical accounting policies previously disclosed in our 2016 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2016 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
Please refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item 1. of this quarterly report for new accounting matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Due to this volatility, we have historically used, and we expect to opportunistically use, commodity derivative instruments, such as swaps, collars and basis swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. Our credit agreement limits our ability to enter into commodity hedges covering greater than 80% of our reasonably anticipated projected production volume.
Our open positions as of March 31, 2017:

Description & Production Period	Volume (Bbl)	Weighted Average Fixed Price ($/Bbl) (1)
Crude Oil Swaps:
April 2017 - December 2017	68,750	$64.05
April 2017 - December 2017	27,500	54.65
April 2017 - December 2017	27,500	43.50
April 2017 - December 2017	27,500	44.85
April 2017 - December 2017	27,500	45.10
April 2017 - December 2017	82,500	44.80
April 2017 - December 2017	27,500	47.27
April 2017 - December 2017	27,500	49.00
April 2017 - December 2017	137,500	49.80
April 2017 - December 2017	55,000	52.35
January 2018 - December 2018	36,500	55.95
Crude Oil Basis Swaps:
April 2017 - November 2017	61,250	$(0.20)
April 2017 - November 2017	24,500	(0.20)

(1)
The oil swap contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude. The oil basis derivative contracts are settled based on the difference between the arithmetic average of WTI MIDLAND ARGUS and WTI ARGUS during the relevant calculation period.

Description & Production Period	Volume (MMBtu)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps:
April 2017 - December 2017	1,100,000	$2.94

(1)	The natural gas derivative contracts are settled based on the month’s average daily NYMEX price of Henry Hub Natural Gas.
The fair value of these commodity derivative instruments at March 31, 2017 was a net liability of $0.8 million. A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2017 would cause a $2.9 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2017 would cause a $0.1 million increase or decrease, respectively, in this fair value liability.

Interest Rate Risk
Interest is calculated under the terms of our credit agreement based on a LIBOR spread. At March 31, 2017, we had no outstanding debt. However, if our entire credit facility borrowing base of $250.0 million was outstanding at March 31, 2017, a 1.0% increase in interest rates would result in an increase in annual interest expense of approximately $2.5 million, assuming the $250.0 million of debt was outstanding for the full year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.
From time to time, we are party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment related disputes. While the outcome of these proceedings cannot be predicted with certainty, we do not believe the results of these proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Report”) and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2016 Annual Report or our other SEC filings.
Item 6. Exhibits.
Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit Number	Description of Exhibit
2.1
Purchase and Sale Agreement, dated April 28, 2017, between GMT Exploration Company LLC and Centennial Resource Production, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2017).

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

3.5
Amendment No. 2 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of March 20, 2017 (incorporated by reference to Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

10.1
Fourth Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and among Centennial Resource Production, LLC, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2017).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2017).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date:	May 11, 2017