Form 10-Q
period 2017-06-30
Centennial Resource Development, Inc.
filed 2017-08-09
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
(720) 499-1400
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2017, there were 256,670,839 shares of Class A Common Stock, par value $0.0001 per share and 19,155,921 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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
Class A Common Stock. Our Class A Common Stock, par value $0.0001 per share.
Class C Common Stock. Our Class C Common Stock, par value $0.0001 per share, which was issued to the Centennial Contributors in connection with the Business Combination.
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
GMT Acquisition. Our acquisition of certain undeveloped acreage and producing oil and natural gas properties of GMT Exploration Company LLC, which closed on June 8, 2017.
NewCo. New Centennial, LLC, a Delaware limited liability company controlled by affiliates of Riverstone.
NGP Follow-On. NGP Centennial Follow-On LLC, a Delaware limited liability company.
Private Placement Warrants. Our 8,000,000 outstanding warrants for the purchase of shares of Class A Common Stock, which were purchased by our Sponsor in a private placement simultaneously with the closing of our IPO.
Public Warrants. Warrants for the purchase of shares of Class A Common Stock sold as part of the Units in our IPO, all of which have been exercised or redeemed and are no longer outstanding.
Riverstone. Riverstone Investment Group LLC and its affiliates, including our Sponsor, collectively.
Series B Preferred Stock. Our Series B Preferred Stock, par value $0.0001 per share, all outstanding shares of which were converted into 26,100,000 shares of Class A Common Stock on May 25, 2017.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Form 10-Q, the words ”could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Forward-looking statements may include statements about:

•	our business strategy;

•	our reserves;

•	our drilling prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and natural gas liquids (“NGL”) prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our future drilling plans;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Form 10-Q that are not historical.
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
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$—	$134,083
Accounts receivable, net	34,809	14,734
Derivative instruments	1,516	431
Prepaid and other current assets	2,431	2,078
Total current assets	38,756	151,326
Oil and natural gas properties, successful efforts method
Unproved properties	2,122,262	1,905,661
Proved properties	1,006,202	605,853
Accumulated depreciation, depletion and amortization	(73,687)	(14,436)
Total oil and natural gas properties, net	3,054,777	2,497,078
Other property and equipment, net	3,647	2,193
Total property and equipment, net	3,058,424	2,499,271
Noncurrent assets
Derivative instruments	131	—
Other noncurrent assets	1,258	1,045
Total assets	$3,098,569	$2,651,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$119,508	$86,100
Derivative instruments	185	5,361
Total current liabilities	119,693	91,461
Noncurrent liabilities
Revolving credit facility	35,000	—
Asset retirement obligations	8,855	7,226
Deferred tax liability	9,069	—
Derivative instruments	—	20
Total liabilities	172,617	98,707
Shareholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Series B: no shares issued and outstanding at June 30, 2017 and 104,400 shares issued and outstanding at December 31, 2016	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 257,244,767 shares issued and 256,670,839 shares outstanding at June 30, 2017 and 201,091,646 shares issued and 200,835,049 shares outstanding at December 31, 2016	26	20
Class C: 19,155,921 shares issued and outstanding	2	2
Additional paid-in capital	2,700,473	2,364,049
Retained earnings (accumulated deficit)	21,656	(8,929)
Total shareholders’ equity	2,722,157	2,355,142
Noncontrolling interest	203,795	197,793
Total equity	2,925,952	2,552,935
Total liabilities and shareholders’ equity	$3,098,569	$2,651,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Successor	Predecessor	Successor	Predecessor
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net revenues
Oil sales	$70,735	$20,361	$117,416	$33,587
Natural gas sales	12,133	1,775	20,374	3,088
NGL sales	8,196	1,211	14,371	1,793
Total net revenues	91,064	23,347	152,161	38,468
Operating expenses
Lease operating expenses	8,273	2,597	15,551	6,639
Severance and ad valorem taxes	4,723	1,247	7,910	2,091
Gathering, processing and transportation expenses	7,403	1,459	12,647	2,589
Depreciation, depletion and amortization	34,300	21,182	60,460	42,485
Abandonment expense and impairment of unproved properties	—	897	(29)	897
Exploration expense	2,470	262	2,470	517
General and administrative expenses	10,641	2,607	22,706	4,888
Total operating expenses	67,810	30,251	121,715	60,106
Total operating income (loss)	23,254	(6,904)	30,446	(21,638)
Other income (expense)
Gain (loss) on sale of oil and natural gas properties	7,191	—	7,357	(4)
Interest expense	(707)	(1,798)	(1,117)	(3,439)
Net gain (loss) on derivative instruments	2,529	(7,843)	6,288	(5,925)
Other income	—	6	—	6
Other income (expense)	9,013	(9,635)	12,528	(9,362)
Income (loss) before income taxes	32,267	(16,539)	42,974	(31,000)
Income tax (expense) benefit	(9,069)	406	(9,069)	406
Net income (loss)	23,198	(16,133)	$33,905	$(30,594)
Less: Net income attributable to noncontrolling interest	2,436	—	3,320	—
Net income (loss) attributable to common shareholders	$20,762	$(16,133)	$30,585	$(30,594)
Income per share:
Basic	$0.09		$0.14
Diluted	$0.09		$0.14
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,236	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	324	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B preferred shares to Class A common shares	26,100	3	—	—	—	—	(104)	—	(3)	—	—	—	—
Sale of unregistered Class A common shares	23,500	2	—	—	—	—	—	—	340,748		340,750	—	340,750
Underwriters' discount and offering expense	—	—	—	—	—	—	—	—	(7,233)	—	(7,233)	—	(7,233)
Equity based compensation	—	—	—	—	—	—	—	—	5,595	—	5,595		5,595
Change in equity due to issuance of shares by Centennial Resource Production, LLC	—	—	—	—	—	—	—	—	(2,682)	—	(2,682)	2,682	—
Net income	—	—	—	—	—	—	—	—	—	30,585	30,585	3,320	33,905
Balance at June 30, 2017	257,245	$26	19,156	$2	—	$—	—	$—	$2,700,473	$21,656	$2,722,157	$203,795	$2,925,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Successor	Predecessor
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash flows from operating activities:
Net income (loss)	$33,905	$(30,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60,460	42,485
Equity based compensation expense	5,595	—
Abandonment expense and impairment of unproved properties	(29)	897
Deferred tax expense (benefit)	9,069	(406)
(Gain) loss on sale of oil and natural gas properties	(7,357)	4
Non-cash portion of derivative (gain) loss	(6,412)	20,596
Amortization of debt issuance costs	214	244
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(20,567)	1,782
Increase in prepaid and other assets	(172)	(632)
Increase in accounts payable and other liabilities	18,434	1,228
Net cash provided by operating activities	93,140	35,604
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(405,244)	(52,378)
Drilling and development capital expenditures	(198,299)	(33,044)
Purchases of other property and equipment	(2,457)	(33)
Proceeds from sales of oil and natural gas properties	10,675	—
Net cash used in investing activities	(595,325)	(85,455)
Cash flows from financing activities:
Issuance of Class A common shares	340,750	—
Underwriters discount and offering costs	(7,233)	—
Proceeds from revolving credit facility	50,000	55,000
Repayment of revolving credit facility	(15,000)	(5,000)
Financing obligation	—	(1,233)
Debt issuance costs	(415)	—
Net cash provided by financing activities	368,102	48,767
Net decrease in cash and cash equivalents	(134,083)	(1,084)
Cash and cash equivalents, beginning of period	134,083	1,768
Cash and cash equivalents, end of period	$—	$684
Supplemental cash flow information
Cash paid for interest	$723	$3,089
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$80,651	$4,574
Asset retirement obligations incurred, including changes in estimate	$649	$134
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
The Company’s Class A Common Stock trades on The NASDAQ Capital Market (“NASDAQ”) under the ticker symbol “CDEV.” The Units automatically separated into their component securities prior to or upon closing of the Business Combination and, as a result, no longer trade as a separate security. All of the Company’s Public Warrants were either exercised for shares of Class A Common Stock or, following March 31, 2017, redeemed for $0.01 per Public Warrant and, as a result, the Public Warrants no longer trade on NASDAQ.
The consolidated financial statements include the accounts of the Company and CRP and its wholly-owned subsidiaries. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiaries.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC. Accordingly, certain disclosures required by U.S. GAAP and normally included in an Annual Report on Form 10-K have been omitted. Although management believes that our disclosures in these interim financial statements are adequate, they should be read in conjunction with our 2016 Annual Report.
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
As a result of the Business Combination, the Company is the acquirer for accounting purposes, and CRP is the acquiree and accounting Predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for CRP for periods prior to the Business Combination. The Company is the “Successor” for periods after the Business Combination, which includes consolidation of CRP subsequent to the Business Combination on October 11, 2016. The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. As a result of the application of the acquisition method of accounting as of the Business Combination, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting.

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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update affects all reporting entities and the objective of the guidance is to assist with evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The mandatory effective date for this update is for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments should be applied prospectively on or after the effective date and disclosures are not required at transition. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company early adopted ASU 2017-01 in the second quarter of 2017. Refer to Note 2—Property Acquisitions for details of the GMT Acquisition.
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
Note 2—Property Acquisitions
2017 Acquisition
On June 8, 2017, the Company completed the GMT Acquisition and acquired interests in 36 producing horizontal wells plus undeveloped acreage on approximately 11,850 net acres (14,770 gross acres) in Lea County, New Mexico for an unadjusted purchase price of $350.0 million. The Company operates approximately 79% of, and has an approximate 85% average working interest, in this acreage. The acquired acres are located in the Northern Delaware Basin with drilling locations in the Avalon Shale, 2nd Bone Spring Sand, 3rd Bone Spring Sand and Wolfcamp A formations.
The GMT Acquisition was recorded as an asset acquisition under ASU 2017-01. Accordingly, the GMT purchase consideration has been allocated to the GMT oil and natural gas properties based on their relative fair values measured as of the acquisition date. After settlement statement adjustments of $0.9 million, the Company paid a net purchase price of $349.1 million. On a relative fair value basis, $296.2 million was allocated to unproved properties and $53.2 million to proved properties. Transaction costs as they relate to the GMT Acquisition mainly consist of advisory, legal and accounting fees and are capitalized as incurred, and the Company has incurred $0.4 million in capitalized transaction costs related to this acquisition as of June 30, 2017.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2016 Acquisition
In December 2016, the Company acquired interests in 31 producing horizontal wells plus undeveloped acreage on approximately 35,500 net acres (43,500 gross acres) in Reeves County, Texas for an unadjusted purchase price of $855.0 million, which consisted of cash consideration paid by the Company and a $32.3 million payable at December 31, 2016 that was settled in 2017 when title issues relating to the purchased acreage were satisfied. The Company operates approximately 90% of, and has an approximate 90% working interest in this acreage. The Wolfcamp A and Wolfcamp B are producing horizons on this acreage, and the Company believes that this acreage may be prospective for the Wolfcamp C and Avalon and Bone Spring shale formations.
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
The table below summarizes the allocation of the $867.8 million adjusted purchase price, based on the acquisition date fair value of the assets acquired and the liabilities assumed as of June 30, 2017:

(in thousands)	Silverback Acquisition
Purchase price	$867,772
Allocation of purchase price:
Unproved properties	753,763
Proved properties	116,700
Other property and equipment	56
Liabilities	(2,747)
Total	$867,772
The pro forma effects of the Silverback Acquisition were insignificant to the Company’s 2016 results of operations.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accrued oil and gas sales	$26,742	$11,596
Joint interest billings	7,713	2,942
Hedge settlements	292	194
Other	62	2
Accounts receivable, net	$34,809	$14,734

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2017	December 31, 2016
Accounts payable	$44,478	$11,210
Accrued capital expenditures	56,228	24,038
Revenues payable	9,922	3,815
Payable to Silverback	—	32,293
Accrued underwriting fees	—	7,719
Other	8,880	7,025
Accounts payable and accrued expenses	$119,508	$86,100

Note 4—Long-Term Debt
Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that as of June 30, 2017 had a borrowing base of $350.0 million, which has been committed by lenders and is available for borrowing. A portion of the revolving credit facility in an aggregate amount not to exceed $15.0 million may be used to issue letters of credit for the account of CRP or other designated subsidiaries of the Company. As of June 30, 2017, the Company had $314.1 million in available borrowing capacity, which was net of $35.0 million in borrowings and  $0.9 million in letters of credit outstanding.
The amount available to be borrowed under CRP's revolving credit facility is subject to a borrowing base that is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. CRP's credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the volumes of CRP’s proved oil and natural gas reserves and estimated cash flows from these reserves and its commodity hedge positions. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of issued permitted senior unsecured notes unless such decrease is waived by the lenders. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under its credit agreement. The credit facility provides for interest only payments until October 15, 2019, when the credit agreement expires and all outstanding borrowings are due.
The following table shows five succeeding fiscal years of scheduled maturities for the Company’s long-term debt as of June 30, 2017 (in thousands):

	2017	2018	2019	2020	2021
Long-term debt	—	—	35,000	—	—
Interest and commitment fees are accrued based on a borrowing base utilization grid set forth in the credit agreement and are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” later in this report. Commitment fees are accrued on the unused portion of the aggregate lender commitment amount and are included in interest expense in the accompanying statements of operations.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things: incur additional indebtedness; make investments and loans; enter into mergers; make or declare dividends; enter into commodity hedges exceeding a specified percentage of our expected production; enter into interest rate hedges exceeding a specified percentage of our outstanding indebtedness; incur liens; sell assets; and engage in transactions with affiliates.
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (1) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash assets under Financial Accounting Standards Board FASB Accounting Standard Codification ASC Topic 815, Derivatives and Hedging and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under our credit agreement and non-cash liabilities under ASC 815), of not less than 1.0 to 1.0; and (2) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2017 and through the filing of this report.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the six months ended June 30, 2017:

(in thousands)	Six Months Ended June 30, 2017
Asset retirement obligations, beginning of period	$7,226
Additional liabilities incurred	1,443
Liabilities settled	(29)
Accretion expense	233
Revision to estimated cash flows	(18)
Asset retirement obligations, end of period	$8,855
Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of the AROs are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.
Note 6—Equity Based Compensation
The Company has recognized stock-based compensation cost as shown below. Historical amounts may not be representative of future amounts as the value of future awards may vary from historical amounts.

(in thousands)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Restricted stock awards	$1,018	$1,874
Stock option awards	1,967	3,721
Total equity based compensation expense	$2,985	$5,595
Equity Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of June 30, 2017, the Company had 11,866,072 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash based awards.
Restricted Stock
The following table provides information about restricted stock awards granted during the six months ended June 30, 2017:

	Awards	Weighted Average Grant-Date Fair Value
Service-based stock awards:
Outstanding as of December 31, 2016	256,597	$20.03
Vested	—	$—
Granted	324,010	$18.77
Canceled	(6,679)	$18.81
Outstanding as of June 30, 2017	573,928	$19.33
Compensation cost for the service-based vesting restricted shares is based upon the grant-date market value of the award. Such costs are recognized ratably over the applicable vesting period. Unrecognized compensation cost related to unvested

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restricted shares at June 30, 2017 was $8.8 million. The Company expects to recognize that cost over a weighted average period of 2.4 years.
Stock Options
Options that have been granted under the LTIP expire ten years from the grant date and have service-based vesting schedules of three years. The exercise price for an option under the LTIP is the closing price of the Company’s Class A Common Stock as reported by NASDAQ on the date of grant.
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
The following table summarizes the assumptions and related information used to determine the grant date fair value of stock options awarded during the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Weighted average grant-date fair value	$7.15
Expected term (in years)	6
Expected stock volatility	38.1%
Dividend yield	—%
Risk-free interest rate	2.0%
Information about outstanding stock options is summarized in the table below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	2,735,500	$14.67	5.8	$13,804
Exercised	—	$—	—	$—
Granted	1,547,500	$17.97	5.6	$36
Forfeited	(223,000)	$14.54	5.3	$289
Outstanding as of June 30, 2017	4,060,000	$15.94	5.5	$3,018
Exercisable as of June 30, 2017	—	$—	—	$—
As of June 30, 2017, there was $21.2 million of unrecognized compensation cost related to non-vested stock options. The Company expects to recognize that cost on a pro rata basis over a weighted average period of 2.5 years.
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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of June 30, 2017:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbl)	Weighted Average Fixed Price ($/Bbl)
Crude oil swaps	July 2017 - December 2017	340,400	$50.41
	January 2018 - December 2018	36,500	$55.95
Crude oil basis swaps	July 2017 - November 2017	51,742	$(0.20)

	Period	Volume (MMBtu)	Weighted Average Fixed Price ($/MMBtu)
Natural gas swaps	July 2017 - December 2017	736,000	$2.94
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
The following table presents gains and losses for derivative instruments not designated as hedges for accounting purposes for the periods presented:

	Successor	Predecessor	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net gain (loss) on derivative instruments	$2,529	$(7,843)	$6,288	$(5,925)
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

	June 30, 2017
(in thousands)	Balance Sheet Classification	Gross Asset/Liability Amounts	Gross Amounts Offset (1)	Net Recognized Fair Value Assets/Liabilities
Derivative Assets
Derivative instruments	Current assets	$1,675	$(159)	$1,516
Derivative instruments	Noncurrent assets	131	—	131
Total derivative assets		$1,806	$(159)	$1,647
Derivative Liabilities
Derivative instruments	Current liabilities	$344	$(159)	$185
Total derivative liabilities		$344	$(159)	$185

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member of CRP’s credit facility as referenced above.
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
The following table is a listing of the Company’s netted asset or liability positions that have been measured at fair value and where they have been classified within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

(in thousands)	Level 1	Level 2	Level 3
Commodity derivative asset (liability)
June 30, 2017	$—	$1,462	$—
December 31, 2016	—	(4,950)	—
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
Nonrecurring Fair Value Measurements

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Property Acquisitions for additional information on the fair value of assets acquired during 2016 and 2017.
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying values of the amounts outstanding under CRP’s credit agreement approximate fair value because the variable interest rates are reflective of current market conditions.
Note 9—Shareholders' Equity and Noncontrolling Interest
Shareholders’ Equity
Class A Common Stock
On May 25, 2017, the Company’s stockholders approved at a special meeting the issuance of 26,100,000 shares of Class A Common Stock upon the conversion of 104,400 shares of Series B Preferred Stock issued and sold to affiliates of Riverstone Investment Group LLC in a private placement. The proceeds of the Series B Preferred Stock issuance were used to fund a portion of the cash consideration for the December 2016 Silverback Acquisition.
On May 4, 2017, the Company entered into subscription agreements with certain investors, pursuant to which such investors agreed to purchase, in the aggregate, 23,500,000 shares of Class A Common Stock at a purchase price of $14.50 per share, for gross proceeds of approximately $340.8 million. The closing under the subscription agreements occurred concurrently with the closing of the GMT Acquisition on June 8, 2017 and the proceeds were used to fund a majority of the purchase price of that acquisition.
Warrants
On March 1, 2017, the Company delivered a notice of redemption to holders of the Public Warrants originally sold as part of the Units in the IPO announcing its intention to redeem any Public Warrants that remained unexercised and outstanding after March 31, 2017 for $0.01 per Public Warrant. As permitted under the warrant agreement, the notice of redemption required all holders exercising their Public Warrants prior to March 31, 2017 to do so on a “cashless basis” and surrender their Public Warrants for a number of shares of Class A Common Stock equal to the product of (a) the quotient of (i) the difference between $11.50 and $18.44 (the average last sale price of the Class A Common Stock for the ten trading days ending on February 24, 2017) divided by (ii) $18.44, or approximately 0.376, multiplied by (b) the number of Public Warrants held by such holder, rounded down to the nearest whole share. As of June 30, 2017, all of the Company’s Public Warrants have been either exercised for shares of Class A Common Stock or redeemed for $0.01 per Public Warrant. As a result of all such Warrants exercised, the Company issued in aggregate 6,235,790 shares of Class A common stock to holders of Public Warrants.
As of June 30, 2017, 8,000,000 Private Placement warrants were outstanding. Private Placement Warrants are non-redeemable so long as they are held by the Company’s Sponsor or its permitted transferees.
Noncontrolling Interest
The noncontrolling interest in CRP is represented by 19.2 million shares of Class C Common Stock issued to the Centennial Contributors in connection with the Business Combination and is held by holders other than the Company. As of June 30, 2017, the Company’s noncontrolling interest was 6.9%, which declined from 7.6% as of March 31, 2017, due to the issuance of 23.5 million shares of Class A Common Stock on June 8, 2017. The Company has consolidated the financial position and results of operations of CRP and reflected that portion retained by the other holders as a noncontrolling interest.
The following table summarizes the activity for the equity attributable to the noncontrolling interest income:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net income attributable to noncontrolling interest	$2,436	$—	$3,320	$—
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
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three and six months ended June 30, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and estimated permanent differences.
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
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. However, no uncertain tax positions were identified as of any date on or before June 30, 2017.
Note 11—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during each period. Dilutive net EPS is calculated by dividing adjusted net income available to common shareholders by the weighted average number of diluted common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested restricted stock awards, outstanding stock options and warrants using the treasury stock method, and (ii) the Company’s Class C common stock using the “if-converted” method.
The Company’s shares of Series B Preferred Stock were converted into shares of Class A Common Stock on May 25, 2017 as a result of shareholder vote. As such, the Company no longer has any participating shares and therefore does not utilize the two-class method. Shares of the Company’s unvested restricted stock are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in the earnings or losses and are therefore not participating securities.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands, except per share data)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Net income attributable to common shareholders	$20,762	$30,585
Add: Income from conversion of Class C Common Stock	1,477	1,995
Adjusted net income attributable to common shareholders	22,239	32,580

Basic net earnings per share	$0.09	$0.14
Diluted net earnings per share	$0.09	$0.14

Basic weighted average shares outstanding	223,623	212,759
Add: Dilutive effects of equity awards	925	2,046
Add: Dilutive effects of conversion	19,156	19,156
Diluted weighted average shares outstanding	243,704	233,961
Note 12—Transactions with Related Parties
Customer and Supplier Relationships
Riverstone Affiliated Companies. From time to time, the Company obtains services related to its drilling and completion activities from affiliates of Riverstone. In particular, the Company has paid the following amounts to the following affiliates of Riverstone for such services: (i) approximately $27.7 million and $40.2 million during the three and six months ended June 30, 2017 (Successor), respectively, to Liberty Oilfield Services, LLC (“Liberty”); and (ii) approximately $1.3 million and $2.4 million during the three and six months ended June 30, 2017 (Successor), respectively, to Permian Tank and Manufacturing, Inc. (“Permian”). At June 30, 2017, included in Accounts payable and accrued expenses was $10.1 million and $0.4 million due to Liberty and Permian, respectively.
Other Affiliated Companies. Mark G. Papa, our President, Chief Executive Officer and Chairman of the Board, serves as a director and Chairman of the Board of Oil States International, Inc., an energy services company publicly traded on the New York Stock Exchange (“Oil States”). From time to time, the Company obtains services related to drilling and completion activities from Oil States. During the three and six months ended June 30, 2017 (Successor), the Company paid approximately $3.2 million and $3.9 million, respectively, to Oil States. At June 30, 2017, included in Accounts payable and accrued expenses was $0.9 million due to Oil States.
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
In May 2016, the Company acquired acreage in close proximity to its operating area in Reeves County, Texas and wellbore only rights in an uncompleted horizontal wellbore for approximately $9.8 million from Caird DB, LLC, an affiliate of NGP. In addition, the Company has paid approximately $2.1 million and $3.3 million during the three and six months ended June 30, 2016 (Predecessor), respectively, to RockPile Energy Services, LLC (“Rockpile”). On July 3, 2017, Rockpile was acquired by an unrelated third party and is no longer an affiliate of NGP.
The Company is party to a 15-year natural gas gathering agreement with PennTex Permian, LLC (“PennTex”), an NGP-affiliated company, which terminates on April 1, 2029 and is subject to one-year extensions at either party’s election. Under the agreement, PennTex gathers and processes the Company’s natural gas. PennTex purchases the extracted natural gas liquids from the Company, net of gathering fees and an agreed percentage of the actual proceeds from the sale of the residue natural gas and natural gas liquids. Net payments received from PennTex for the three and six months ended June 30, 2016 (Predecessor) were$0.4 million and $0.5 million, respectively. In the third quarter of 2016, PennTex sold its assets related to this agreement to an unrelated third party.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13—Commitments and Contingencies
Commitments
In June 2017, the Company entered into a transportation service agreement by which the Company is required to deliver 40,000 MMBtu per day for a term of one year. This delivery commitment is tied to natural gas production in Reeves and Ward Counties, Texas.
Other than the above, there have been no material changes in commitments during the six months ended June 30, 2017. Please refer to Note 13—Commitment and Contingencies included in Part II, Item 8. in our 2016 Annual Report.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil and natural gas, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and in our 2016 Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are specifically focused on projects that we believe provide the greatest potential for repeatable success and production growth. We also selectively pursue acquisitions that complement our existing core properties, such as the Silverback Acquisition and GMT Acquisition.
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
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2015:

	2015				2016				2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$48.62	$57.84	$46.60	$42.16	$33.59	$45.70	$45.00	$49.27	$51.82	$48.32
Natural gas (per MMBtu)	$2.81	$2.74	$2.73	$2.24	$1.98	$2.25	$2.80	$3.17	$3.06	$3.14
Although oil and natural gas prices have begun to recover from the lows experienced during the first quarter of 2016, forecast prices for both oil and natural gas have not rebounded to 2014 levels. A sustained drop in oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices in the future could result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower oil, natural gas and NGL prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Alternatively, higher oil and natural gas prices may result in significant non-cash fair value losses being incurred on our derivatives, which could cause us to experience net losses when oil and natural gas prices rise.
2017 Highlights and Future Considerations
Operational Highlights
We operated a five rig program for a majority of the second quarter and added a sixth operated rig in Reeves County during late May. During the second quarter, 20 operated wells were spud and 20 operated wells were completed with several wells being placed on production during late June. The completed wells during the quarter had an average effective lateral of approximately 4,840 feet.
Acquisition Highlights

In June 2017, we completed the acquisition of interests in 36 producing horizontal wells plus undeveloped acreage on approximately 11,850 net acres in the core of the Northern Delaware Basin in Lea County, New Mexico from GMT Exploration Company LLC for an unadjusted purchase price of $350.0 million.
Financing Highlights
In connection with the GMT Acquisition, in June 2017, we issued and sold in a private placement 23,500,000 shares of our Class A Common Stock to certain other investors, resulting in gross proceeds of approximately $341.0 million, which were used to fund the majority of the acquisition purchase price.
Results of Operations
Three Months Ended June 30, 2017 (Successor) Compared to Three Months Ended June 30, 2016 (Predecessor)
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Successor	Predecessor	Increase/(Decrease)
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	$	%
Net revenues (in thousands):
Oil sales	$70,735	$20,361	$50,374	247%
Natural gas sales	12,133	1,775	10,358	584%
NGL sales	8,196	1,211	6,985	577%
Total net revenues	$91,064	$23,347	$67,717	290%

Average sales prices:
Oil (per Bbl)	$44.57	$41.64	$2.93	7%
Effect of derivative settlements on average price (per Bbl)	0.24	12.36	(12.12)	(98)%
Oil net of hedging (per Bbl)	$44.81	$54.00	$(9.19)	(17)%

Average NYMEX price for oil (per Bbl)	$48.32	$45.70	$2.62	6%

Natural gas (per Mcf)	$2.78	$2.04	$0.74	36%
Effect of derivative settlements on average price (per Mcf)	(0.02)	—	(0.02)	100%
Natural gas net of hedging (per Mcf)	$2.76	$2.04	$0.72	35%

Average NYMEX price for natural gas (per Mcf)	$3.14	$2.25	$0.89	40%

NGL (per Bbl)	$21.34	$15.33	$6.01	39%

Net production:
Oil (MBbls)	1,587	489	1,098	225%
Natural gas (MMcf)	4,372	869	3,503	403%
NGLs (MBbls)	384	79	305	386%
Total (MBoe) (1)	2,700	713	1,987	279%

Average daily net production volume:
Oil (Bbls/d)	17,435	5,374	12,061	224%
Natural gas (Mcf/d)	48,042	9,549	38,493	403%
NGLs (Bbls/d)	4,222	868	3,354	386%
Total (Boe/d) (1)	29,664	7,833	21,831	279%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Our total net revenues for the three months ended June 30, 2017 (Successor) were $67.7 million (or 290%) higher than total net revenues for the three months ended June 30, 2016 (Predecessor). Our revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Our net production volumes for oil, natural gas, and NGLs increased 225%, 403% and 386%, respectively, between periods. The oil volume increase between periods resulted primarily from our drilling success in the Delaware Basin, as well as the addition of producing properties we acquired in the Silverback Acquisition. The Silverback Acquisition, which closed on December 28, 2016, added 170 MBbls of net oil production to our second quarter 2017 results. In addition, we placed 38 operated wells on production in the Delaware Basin since the second quarter of 2016, which added 1,076 MBbls of net oil production to the second quarter of 2017. These oil volume increases were partially offset by normal production declines across several of our existing wells. Our natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our natural gas and NGL quantities sold. Thus, the reasons that our natural gas and NGL sales volumes have increased significantly between periods similarly relate to the Silverback Acquisition and the 38 wells we have placed on production since the second quarter of 2016, partially offset by normal well production decline. In addition, the acreage we acquired from Silverback has shown a higher gas/oil ratio, and therefore our aggregate production is made up of a higher percentage of natural gas and NGL volumes during the second quarter of 2017 (41%) as compared to the second quarter of 2016 (31%).
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil, natural gas and NGLs in the second quarter of 2017 compared to the same 2016 period. Our average price for oil before the effects of hedging increased 7%, our average price for natural gas before the effects of hedging increased 36% and our average price for NGLs increased 39% between periods. Of the 7% increase in our average realized oil price, 6% of such increase was related to higher average NYMEX crude prices between periods, and the remaining 1% was attributable to slightly wider oil differentials in the second quarter of 2017 due to a portion of our oil volumes being trucked while wells awaited connection into nearby pipelines. The 36% increase in our average realized natural gas price was similarly related to higher NYMEX prices between periods (average NYMEX gas prices being 40% higher between periods) which effect was partially offset by slightly wider gas differentials experienced in the second quarter of 2017. Of the overall 39% increase in average realized NGL prices between periods, the majority of such increase was related to higher average Mont Belvieu spot prices for plant products from second quarter 2016 to second quarter 2017, and the remaining increase in NGL price was attributable to the fact that in August of 2016 our gas processor began transporting our NGLs to sales points via pipeline rather than trucking them.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Successor	Predecessor	Increase/(Decrease)
	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	$	%
Operating expenses (in thousands):
Lease operating expenses	$8,273	$2,597	$5,676	219%
Severance and ad valorem taxes	4,723	1,247	3,476	279%
Gathering, processing and transportation expenses	7,403	1,459	5,944	407%
Production costs per Boe:
Lease operating expenses	$3.06	$3.64	$(0.58)	(16)%
Severance and ad valorem taxes	1.75	1.75	—	—%
Gathering, processing and transportation expenses	2.74	2.05	0.69	34%
Lease Operating Expenses.  Our lease operating expenses (“LOE”) for the three months ended June 30, 2017 (Successor) increased $5.7 million compared to the three months ended June 30, 2016 (Predecessor). Higher LOE for the second quarter of 2017 was primarily related to a $4.6 million increase associated with a higher well count, 75 gross wells added through (i) successful drilling and (ii) as a result of the Silverback Acquisition, in addition to higher well workover activity between periods. Well workover costs increased by $1.1 million from the second quarter of 2016 to the second quarter of 2017 also in connection with our higher well count. We had 62 gross operated horizontal wells as of June 30, 2016 as compared to 137 gross operated horizontal wells as of June 30, 2017 (which excludes wells added in June as a result of the GMT Acquisition).
Our LOE on a per Boe basis, on the other hand, decreased when comparing the second quarter of 2017 to the same 2016 period. LOE per Boe was $3.06 for the second quarter of 2017, which represents a decrease of $0.58 per Boe (or 16%) from the second quarter of 2016. This decrease in rate was mainly due to flush production from new wells we drilled and completed over the past 12 months, which has the effect of reducing fixed and semi-variable costs on a per Boe basis.
Severance and Ad Valorem Taxes.  Severance taxes are primarily based on the market value of our production at the wellhead, and ad valorem taxes are generally based on the valuation of our oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes for the three months ended June 30, 2017 (Successor) increased $3.5 million (or 279%) compared to the three months ended June 30, 2016 (Predecessor), which was primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of our revenue remained relatively flat between periods at 5.2% for the three months ended June 30, 2017 compared to 5.3% for the same 2016 period.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended June 30, 2017 (Successor) increased $5.9 million compared to the three months ended June 30, 2016 (Predecessor) due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and per unit transportation and gathering costs being incurred between periods. On a per BOE basis our GP&T likewise increased from $2.05 for the second quarter of 2016 to $2.74 per Boe for the second quarter of 2017. This increase in rate was mainly due to a change in our gas/oil ratio whereby a higher percentage of our total production was made up of natural gas and NGL volumes during the second quarter of 2017, and thus a higher portion of our aggregate production during this 2017 period was subject to gas gathering and transportation charges as well as gas processing fees. However, when our GP&T rate is evaluated based solely on natural gas and NGL volumes (i.e. excluding crude oil barrels) sold, such per BOE rate remained relatively consistent between periods at $6.65 and $6.52 for the second quarters of 2017 and 2016, respectively.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Depreciation, depletion and amortization	$34,300	$21,182
Depreciation, depletion and amortization per Boe	12.70	29.71
Our DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved and proved developed reserves. For the three months ended June 30, 2017 (Successor), DD&A expense amounted to $34.3 million, an increase of $13.1 million over the same 2016 period (Predecessor). The primary factor contributing to higher DD&A in 2017 was the increase in overall production volumes between periods, which in turn resulted in $58.9 million of incremental DD&A expense being incurred during the second quarter of 2017. This $58.9 million of incremental DD&A was largely offset by a $45.9 million reduction in DD&A expense during the second quarter of 2017, that was attributable to significantly lower DD&A rates between periods.
On a Boe basis our overall DD&A rate of $12.70 for the second quarter of 2017 was 57% lower than the rate of $29.71 for the same period in 2016. The primary factor contributing to this lower DD&A rate was substantial additions to our proved and proved developed reserves over the past 12 months, particularly in relation to our capitalized drilling and completion costs incurred over that same time period.
Exploration Expense. The following table summarizes our exploration expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Equity based compensation expense	$667	$—
Geological and geophysical costs	1,803	262
Exploration expense	$2,470	$262
Exploration expense increased $2.2 million for the three months ended June 30, 2017 (Successor) compared to the same prior year period (Predecessor). Exploration includes costs of topographical, geographical and geophysical (“G&G”) studies, rights of access to properties to conduct those studies, and salaries and other expenses of G&G personnel and consultants. The period over period increase in exploration expense is due to (i) six geologists added to our staff since the second quarter of 2016, and (ii) equity-based compensation awards that were granted to G&G personnel in 2017 and latter 2016 that were not likewise granted as of June 30, 2016.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Equity based compensation expense	$2,318	$—
Cash general and administrative expenses	8,323	2,607
General and administrative expenses	$10,641	$2,607
G&A expenses for the three months ended June 30, 2017 (Successor) increased $8.0 million over the same 2016 period (Predecessor). This increase was primarily due to $4.3 million in higher employee salaries and related costs between periods, $2.3 million of stock-based compensation incurred during the second quarter of 2017 versus none in the same prior year period, and $1.1 million in increased professional fees. Employee-related costs were substantially higher during the second quarter of 2017 due to the number of administrative employees (i.e. non-billable to our joint interest partners) increasing from 28 at June 30, 2016 to 80 at June 30, 2017, and professional fees were also higher due to costs associated with being a public company that were incurred during the 2017 period.
Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016
Other income (expense)
Gain on sale of oil and natural gas properties	$7,191	$—
Interest expense	(707)	(1,798)
Net gain (loss) on derivative instruments	2,529	(7,843)
Other income	$—	$6
Total other income (expense)	$9,013	$(9,635)
Income tax (expense) benefit	$(9,069)	$406

Gain on Sale of Oil and Natural Gas Properties. For the three months ended June 30, 2017 (Successor), we recorded a gain on sale of oil and natural gas properties of $7.1 million related to the sale of our Pecos County, Texas acreage.
Interest Expense. For the three months ended June 30, 2017 (Successor), we recorded $0.7 million in interest related to CRP’s credit facility. For the three months ended June 30, 2016 (Predecessor), we recorded $0.8 million in interest related to CRP’s credit facility and $1.0 million in interest related to CRP’s term loan that was extinguished upon the closing of the Business Combination. Our weighted average debt outstanding during the second quarter of 2017 was $28.6 million versus $98.7 million for the second quarter of 2016. Our weighted average effective cash interest rate was 3.52% during the second quarter of 2017 compared to 2.69% for the second quarter of 2016.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices. and ii) monthly cash settlements of our hedged derivative positions. For the three months ended June 30, 2017 (Successor), we recognized non-cash mark-to-market derivative gains of $2.2 million, and for the three months ended June 30, 2016 (Predecessor), we recognized non-cash mark-to-market losses of $13.8 million. Cash derivative settlements, on the other hand, amounted to $0.3 million and $6.0 million in gains for the second quarters of 2017 and 2016, respectively.
Income Tax Expense. During the three months ended June 30, 2017 (Successor) the Company recognized $9.1 million income tax expense. The Company recognized a tax benefit of $0.4 million in the three months ended June 30, 2016 (Predecessor). The Company's provision for income taxes for the three months ended June 30, 2017 differed from the amount that would be provided by applying the blended statutory U.S. federal, state, and local income tax rate of 36.1% to pre-tax income because the Company released $1.6 million of its deferred tax asset valuation allowance in the second quarter of 2017, such that income tax expense of $10.7 million for the three months ended June 30, 2017 was partially offset by the tax benefit associated with the portion of the valuation allowance released resulting in an effective tax rate of 28.1%.
Six Months Ended June 30, 2017 (Successor) Compared to Six Months Ended June 30, 2016 (Predecessor)
The following table provides the components of our revenues for the periods indicated, as well as each period’s average prices and production volumes:

	Successor	Predecessor	Increase/(Decrease)
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	$	%
Net revenues (in thousands):
Oil sales	$117,416	$33,587	$83,829	250%
Natural gas sales	20,374	3,088	17,286	560%
NGL sales	14,371	1,793	12,578	702%
Total net revenues	$152,161	$38,468	$113,693	296%

Average sales prices:
Oil (per Bbl)	$46.39	$35.02	$11.37	32%
Effect of derivative settlements on average price (per Bbl)	0.05	15.30	(15.25)	(100)%
Oil net of hedging (per Bbl)	$46.44	$50.32	$(3.88)	(8)%

Average NYMEX price for oil (per Bbl)	$50.05	39.69	10.36	26%

Natural gas (per Mcf)	$2.83	$1.97	$0.86	44%
Effect of derivative settlements on average price (per Mcf)	(0.04)	—	(0.04)	100%
Natural gas net of hedging (per Mcf)	$2.79	$1.97	$0.82	42%

Average NYMEX price for natural gas (per Mcf)	$3.10	2.11	0.99	47%

NGL (per Bbl)	$22.81	$12.03	$10.78	90%

Net production:
Oil (MBbls)	2,531	959	1,572	164%
Natural gas (MMcf)	7,205	1,567	5,638	360%
NGLs (MBbls)	630	149	481	323%
Total (MBoe) (1)	4,362	1,369	2,993	219%

Average daily net production volume:
Oil (Bbls/d)	13,982	5,269	8,713	165%
Natural gas (Mcf/d)	39,807	8,610	31,197	362%
NGLs (Bbls/d)	3,481	819	2,662	325%
Total (Boe/d) (1)	24,097	7,523	16,574	220%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Our total net revenues for the first half of 2017 (Successor) were $113.7 million (or 296%) higher than total net revenues for the first half of 2016 (Predecessor). Our revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Our net production volumes for oil, natural gas, and NGLs increased 164%, 360% and 323%, respectively, between periods. The oil volume increase between periods resulted primarily from our drilling success in the Delaware Basin, as well as the addition of producing properties we acquired in the Silverback Acquisition. The Silverback Acquisition, which closed on December 28, 2016, added 371 MBbls of net oil production to our six months ended June 30, 2017 results. In addition, we have placed 38 operated wells on production in the Delaware Basin since the second quarter of 2016, which has added 1,479 MBbls of net oil production to the first six months of 2017. These oil volume increases were partially offset by normal production declines across several of our existing wells. Our natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in our oil quantities sold and our natural gas and NGL quantities sold. Thus, the reasons that our natural gas and NGL sales volumes have increased significantly between periods similarly relate to the Silverback Acquisition and the 38 wells we have placed on production since the second quarter of 2016, partially offset by normal well production decline. In addition, the acreage we acquired from Silverback has shown a higher gas/oil ratio, and therefore our aggregate production is made up of a higher percentage of natural gas and NGL volumes during the first six months of 2017 (42%) as compared to the first half of 2016 (30%).
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil, natural gas and NGLs when comparing the first six months of 2017 to the same 2016 period. Our average price for oil before the effects of hedging increased 32%, our average price for natural gas before the effects of hedging increased 44%, and our average price for NGLs increased 90% between periods. Of the 32% increase in our average realized oil price, 26% of such increase was related to higher average NYMEX crude prices between periods, and the remaining 6% was attributable to wider oil differentials in the second half of 2017 due to a portion of our oil volumes being trucked while wells awaited connection into nearby pipelines. The 44% increase in our average realized natural gas price was similarly related to higher NYMEX prices between periods (NYMEX natural gas prices being up 47% between periods) which effect was partially offset by wider gas differentials experienced in the first half of 2017. Of the overall 90% increase in average realized NGL prices between periods, the majority of such increase was related to higher average Mont Belvieu spot prices for plant products from the first half of 2016 to the first half of 2017, and the remaining increase in NGL price was attributable to the fact that in August of 2016 our gas processor began transporting our NGLs to sales points via pipeline rather than trucking them.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Successor	Predecessor	Increase/(Decrease)
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016	$	%
Operating Expenses (in thousands):
Lease operating expenses	$15,551	$6,639	$8,912	134%
Severance and ad valorem taxes	7,910	2,091	5,819	278%
Gathering, processing and transportation expenses	12,647	2,589	10,058	388%
Production costs per Boe:
Lease operating expenses	$3.57	$4.85	$(1.28)	(26)%
Severance and ad valorem taxes	1.81	1.53	0.28	18%
Gathering, processing and transportation expenses	2.90	1.89	1.01	53%
Lease Operating Expenses. Our LOE for the six months ended June 30, 2017 (Successor) increased $8.9 million compared to the first six months of 2016 (Predecessor). Higher LOE for the first half of 2017 was primarily related to a $6.6 million increase associated with a higher well count, 75 gross wells added through (i) successful drilling and (ii) as a result of the Silverback Acquisition, in addition to higher well workover activity between periods. Well workover costs increased by $2.3 million from the first half of 2016 to the first half of 2017 also in connection with our higher well count. We had 62 gross operated horizontal wells as of June 30, 2016 as compared to 137 gross operated horizontal wells as of June 30, 2017 (which excludes wells added in June as a result of the GMT Acquisition).
Our LOE on a per Boe basis, on the other hand, decreased when comparing the first six months of 2017 to the same 2016 period. LOE per Boe was $3.57 for the six months ended June 30, 2017, which represents a decrease of $1.28 per Boe (or 26%) from the first six months of 2016. This decrease in rate was mainly due to flush production from new wells we drilled and completed over the past 12 months, which has the effect of reducing fixed and semi-variable costs on a per Boe basis.
Severance and Ad Valorem Taxes. Severance taxes are primarily based on the market value of our production at the wellhead, and ad valorem taxes are generally based on the valuation of our oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes for the six months ended June 30, 2017 (Successor) increased $5.8 million (or 278%) compared to the first six months of 2016 (Predecessor) which was primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of our revenue remained relatively consistent at 5.2% for the six months ended June 30, 2017 compared to 5.4% for the same 2016 period.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the six months ended June 30, 2017 (Successor) increased $10.1 million compared to the first six months of 2016 (Predecessor) due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and per unit transportation and gathering costs being incurred between periods. On a per BOE basis, our GP&T likewise increased from $1.89 for the first half of 2016 to $2.90 per Boe for the six months ended June 30, 2017. This increase in rate was mainly attributable to the change in our gas/oil ratio whereby a higher percentage of our total production was made up of natural gas and NGL volumes during the first half of 2017, and thus a higher portion of our aggregate production during this 2017 period was subject to gas gathering and transportation charges as well as gas processing fees. However, when our GP&T rate is evaluated based solely on natural gas and NGL production (i.e. excluding crude oil barrels) sold, such per BOE rate only increased slightly between periods from $6.31 to $6.91 for the first six months of 2016 and 2017, respectively.
Depreciation, Depletion, and Amortization. The following table summarizes our DD&A for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Depreciation, depletion and amortization	$60,460	$42,485
Depreciation, depletion and amortization per Boe	13.86	31.03
Our DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved and proved developed reserves. For the six months ended June 30, 2017 (Successor), DD&A expense amounted to $60.5 million, an increase of $18.0 million over the same 2016 period (Predecessor). The primary factor contributing to higher DD&A in 2017 was the increase in overall production volumes between periods, which in turn resulted in $92.7 million of incremental DD&A expense being incurred during the first half of 2017. This $92.7 million of incremental DD&A was largely offset by a $74.9 million reduction in DD&A expense during the first six months of 2017, that was attributable to significantly lower DD&A rates between periods.
On a Boe basis our overall DD&A rate of $13.86 for the first six months of 2017 was 55% lower than the rate of $31.03 for the same period in 2016. The primary factor contributing to this lower DD&A rate was substantial additions to our proved and proved developed reserves over the past 12 months, particularly in relation to our capitalized drilling and completion costs incurred over that same time period.
Exploration Expense. The following table summarizes our exploration expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Equity based compensation expense	$667	$—
Geological and geophysical costs	1,803	517
Exploration expense	$2,470	$517
Exploration increased $2.0 million for the six months ended June 30, 2017 (Successor) compared to the same prior year period (Predecessor). Exploration includes costs of topographical, G&G studies, rights of access to properties to conduct those studies, and salaries and other expenses of G&G personnel and consultants. The period over period increase in exploration expense is due to (i) six geologists added to our staff since the second quarter of 2016, and (ii) equity-based compensation awards that were granted to G&G personnel in 2017 and latter 2016 that were not likewise granted as of June 30, 2016.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Equity based compensation expense	$4,928	$—
Cash general and administrative expenses	17,778	4,888
General and administrative expenses	$22,706	$4,888
G&A expenses for the six months ended June 30, 2017 (Successor) increased $17.8 million over the same 2016 period (Predecessor). This increase was primarily due to $8.8 million in higher employee salaries and related costs between periods, $4.9 million of stock-based compensation incurred during the first half of 2017 versus none in the same prior year period, $0.8 million of one-time G&A costs related to the Silverback Acquisition, and $2.1 million in increased professional fees. Employee-related costs were substantially higher during the first half of 2017 due to the number of administrative employees (i.e. non-billable to our joint interest partners) increasing from 28 at June 30, 2017 to 80 as of June 30, 2017, and professional fees were also higher due to costs associated with being a public company that were incurred during the 2017 period.
Other Income and Expenses. The following table summarizes our other income and expenses for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Other income (expense):
Gain (loss) on sale of oil and natural gas properties	7,357	(4)
Interest expense	$(1,117)	$(3,439)
Net gain (loss) on derivative instruments	6,288	(5,925)
Other income	—	6
Total other income (expense)	$12,528	$(9,362)
Income tax (expense) benefit	$(9,069)	$406
Gain on Sale of Oil and Natural Gas Properties. In the first half of 2017 (Successor), we recorded a gain on sale of oil and natural gas properties of $7.1 million related to the sale of our Pecos County, Texas acreage.
Interest Expense. For the six months ended June 30, 2017 (Successor), we recorded $1.1 million in interest related to CRP’s credit facility. For the six months ended June 30, 2016 (Predecessor), we recorded $1.3 million in interest related to CRP’s credit facility and $2.1 million on the term loan that was extinguished upon closing of the Business Combination. Our weighted average debt outstanding for the first six months of 2017 was $14.4 million versus $87.1 million for the first six months of 2016. Our weighted average effective cash interest rate was 3.52% during the first half of 2017 compared to 2.59% for the first half of 2016.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices. and ii) monthly cash settlements of our hedged derivative positions. For the six months ended June 30, 2017 (Successor), we recognized non-cash mark-to-market derivative gains of $6.4 million, and for the six months ended June 30, 2016 (Predecessor), we recognized non-cash mark-to-market losses of $20.6 million. Cash derivative settlements, on the other hand, amounted to $0.1 million in losses and $14.7 million in gains for the first six months of 2017 and 2016, respectively.
Income Tax Expense. During the six months ended June 30, 2017 (Successor) the Company recognized $9.1 million income tax expense. The Company recognized a tax benefit of $0.4 million in the six months ended June 30, 2016 (Predecessor). The Company's provision for income taxes for the six months ended June 30, 2017 differed from the amount that would be provided by applying the blended statutory U.S. federal, state, and local income tax rate of 36.1% to pre-tax income because the Company released $5.1 million of its deferred tax asset valuation allowance in the first half of 2017, such that income tax expense of $14.2 million for the six months ended June 30, 2017 was partially offset by the tax benefit associated with the portion of the valuation allowance released resulting in an effective tax rate of 21.1%.

Liquidity and Capital Resources
Overview
Our development and acquisition activities require us to make significant operating and capital expenditures. Historically, our primary sources of liquidity have been borrowings under CRP’s revolving credit facility, cash flows from operations and proceeds from asset dispositions and, prior to the Business Combination, capital contributions from CRP’s equity sponsors. To date, our primary use of capital has been for the acquisition and development of oil and natural gas properties.
The following table summarizes our capital expenditures incurred for the six months ended June 30, 2017:

(in millions)	Six Months Ended June 30, 2017
Drilling and completion capital expenditures	$235.1
Land and other	26.3
Facilities, seismic and other	9.0
Total capital expenditures	270.4
We continually evaluate our capital needs and compare them to our capital resources. Our estimated capital expenditure budget for 2017 is $535.0 million to $625.0 million, which we expect to fund with cash flows from operations and borrowings under our credit facility. The drilling and completion (“D&C”) portion of our 2017 capital budget represents a significant increase over the $97.7 million of D&C expenditures incurred during 2016. This increased capital budget is in response to the higher level of anticipated cash flows to be generated from (i) new wells we drilled and completed in latter 2016 and plan to drill in 2017, (ii) wells we added in the Silverback Acquisition and GMT Acquisition and (iii) higher crude oil and natural gas prices experienced during the fourth quarter of 2016 and continuing into 2017, as well as our strong balance sheet position with minimal borrowings outstanding as of June 30, 2017.
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
Based upon current oil and natural gas price expectations for the remainder of 2017, we believe that our cash flow from operations and borrowings under CRP’s revolving credit facility will provide us with sufficient liquidity to execute our current capital program. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional capital. If we require additional capital for that or other reasons, we may seek such capital through traditional reserve base borrowings, asset sales, offerings of debt and equity securities or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Working Capital Analysis
Our cash balances were zero and $134.1 million as of June 30, 2017 and December 31, 2016, respectively. Due to the amounts that accrue related to our drilling program, we may incur temporary working capital deficits. However, we expect that our cash flows from operating activities and availability under CRP’s credit agreement will be sufficient to fund our working capital needs. We expect that our pace of development, production volumes, commodity prices and differentials to NYMEX prices for our oil and natural gas production will be the largest variables affecting our working capital.
Analysis of Cash Flow Changes Between the Six Months Ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor)
The following table summarizes our cash flows for the periods indicated:

	Successor	Predecessor
(in thousands)	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Net cash provided by operating activities	$93,140	$35,604
Net cash used in investing activities	(595,325)	(85,455)
Net cash provided by financing activities	368,102	48,767
During the first half of 2017, we generated $93.1 million of cash provided by operating activities, an increase of $57.5 million from the same period in 2016. Cash provided by operating activities increased primarily due to higher crude oil, natural gas and NGL production volumes; higher realized sales prices for oil, natural gas and NGLs; and lower cash interest during the first half of 2017. These positive factors were partially offset by a decrease in cash settlements received on our derivative contracts, as well as higher lease operating expenses, severance and ad valorem taxes, GP&T expenses, exploration costs, and cash G&A expenses during the first half of 2017 as compared to the same period in 2016. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.
During the first half of 2017, cash flows from operating activities and cash on hand were used to finance $198.3 million of drilling and development expenditures, while $333.5 million in net proceeds from the issuance of Class A common shares together with cash on hand, $35.0 in net borrowings under our credit facility, and proceeds from the sale of oil and gas properties were used to finance $405.2 million in oil and gas property acquisitions.
Revolving Credit Facility
Our consolidated subsidiary CRP has a credit agreement with a syndicate of banks that as of June 30, 2017 had a borrowing base of $350.0 million, which has been committed by lenders and is available for borrowing. A portion of the revolving credit facility in an aggregate amount not to exceed $15.0 million may be used to issue letters of credit for the account of CRP or other designated subsidiaries of the Company. As of June 30, 2017, the Company had $314.1 million in available borrowing capacity, which was net of $35.0 million in borrowings and  $0.9 million in letters of credit outstanding.
The amount available to be borrowed under CRP's revolving credit facility is subject to a borrowing base that is redetermined semiannually each April 1 and October 1 by the lenders in their sole discretion. CRP's credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the volumes of CRP's proved oil and natural gas reserves and estimated cash flows from these reserves and its commodity hedge positions. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of issued permitted senior unsecured notes unless such decrease is waived by the lenders. Upon a redetermination of the borrowing base, if borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under its credit agreement. The credit facility provides for interest only payments until October 2019, when the credit agreement expires and all outstanding borrowings are due.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of the borrowing base utilized. At June 30, 2017, the weighted average interest rate on borrowings under CRP’s revolving credit facility was approximately 3.35%. CRP also pays a commitment fee on unused amounts of its revolving credit facility of 50 basis points. CRP may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things: incur additional indebtedness; make investments and loans; enter into mergers; make or declare dividends; enter into commodity hedges exceeding a specified percentage of our expected production; enter into interest rate hedges exceeding a specified percentage of our outstanding indebtedness; incur liens; sell assets; and engage in transactions with affiliates.
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (1) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash assets under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815, Derivatives and Hedging and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under our credit agreement and non-cash liabilities under ASC 815), of not less than 1.0 to 1.0; and (2) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in

CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2017 and through the filing of this report.
Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2017 to the methodology applied by management for critical accounting policies previously disclosed in our 2016 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2016 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
Please refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item 1. of this quarterly report for new accounting matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including the effects of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGLs production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future.
Due to this volatility, we have historically used, and we expect to continue to opportunistically use, commodity derivative instruments, such as swaps, collars and basis swaps, to hedge price risk associated with a portion of our anticipated production. Our hedging instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. CRP’s credit agreement limits its ability to enter into commodity hedges covering greater than 80% of its reasonably anticipated projected production volume.
Our open positions as of June 30, 2017:

Description & Production Period	Volume (Bbl)	Weighted Average Fixed Price ($/Bbl) (1)
Crude Oil Swaps:
July 2017 - December 2017	46,000	$64.05
July 2017 - December 2017	18,400	54.65
July 2017 - December 2017	18,400	43.50
July 2017 - December 2017	18,400	44.85
July 2017 - December 2017	18,400	45.10
July 2017 - December 2017	55,200	44.80
July 2017 - December 2017	18,400	47.27
July 2017 - December 2017	18,400	49.00
July 2017 - December 2017	92,000	49.80
July 2017 - December 2017	36,800	52.35
January 2018 - December 2018	36,500	55.95
Crude Oil Basis Swaps:
July 2017 - November 2017	36,958	$(0.20)
July 2017 - November 2017	14,784	(0.20)

(1)
The oil swap contracts are settled based on the month’s average daily NYMEX price of West Texas Intermediate Light Sweet Crude. The oil basis derivative contracts are settled based on the difference between the arithmetic average of WTI MIDLAND ARGUS and WTI ARGUS during the relevant calculation period.

Description & Production Period	Volume (MMBtu)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps:
July 2017 - December 2017	736,000	$2.94

(1)	The natural gas derivative contracts are settled based on the month’s average daily NYMEX price of Henry Hub Natural Gas.
The fair value of these commodity derivative instruments at June 30, 2017 was a net asset of $1.5 million. A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2017 would cause a $1.8 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of June 30, 2017 would cause a $0.2 million increase or decrease, respectively, in this fair value liability.

Interest Rate Risk
At June 30, 2017, we had $35.0 million of debt outstanding, with a weighted average interest rate of 3.35%. Interest is calculated under the terms of CRP’s credit agreement based on a LIBOR spread. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $0.4 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date:	August 8, 2017