Form 10-Q
period 2018-03-31
Centennial Resource Development, Inc.
filed 2018-05-08
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2018, there were 263,745,887 shares of Class A Common Stock, par value $0.0001 per share and 12,313,691 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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

Recompletion. The completion for production of an existing wellbore in another formation from that which the well has been previously completed.

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
Silverback. Silverback Exploration, LLC and Silverback Operating, LLC, collectively.
Silverback Acquisition. The acquisition of leasehold interests and related upstream assets in Reeves County, Texas from Silverback, which closed on December 28, 2016.
Units. Our units sold in our IPO, each of which consisted of one share of Class A Common Stock and one-third of one Public Warrant.
Voting common stock. Our Class A Common Stock and Class C Common Stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Forward-looking statements may include statements about:

•	our business strategy and future drilling plans;

•	our reserves and our ability to replace the reserves we produce through drilling and property acquisitions;

•	our drilling prospects, inventories, projects and programs;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
All forward-looking statements, expressed or implied, are made only as of the date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under “Item 1A. Risk Factors” in our 2017 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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
Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or occur, and actual results could differ materially and adversely from those anticipated or implied by the forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$38,224	$117,315
Accounts receivable, net	108,431	78,786
Derivative instruments	7,148	433
Prepaid and other current assets	12,521	6,051
Total current assets	166,324	202,585
Oil and natural gas properties, successful efforts method
Unproved properties	1,881,979	1,952,680
Proved properties	1,855,890	1,602,002
Accumulated depreciation, depletion and amortization	(238,676)	(173,906)
Total oil and natural gas properties, net	3,499,193	3,380,776
Other property and equipment, net	6,251	5,465
Total property and equipment, net	3,505,444	3,386,241
Noncurrent assets
Derivative instruments	1,188	662
Other noncurrent assets	19,607	27,081
Total assets	$3,692,563	$3,616,569
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$180,048	$199,533
Derivative instruments	—	240
Other current liabilities	483	—
Total current liabilities	180,531	199,773
Noncurrent liabilities
Long-term debt, net	390,921	390,764
Asset retirement obligations	12,356	12,161
Deferred tax liability	22,367	9,899
Other long-term liabilities	670	—
Total liabilities	606,845	612,597
Shareholders’ equity
Commitments and contingencies (Note 12)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 264,858,498 shares issued and 263,738,776 shares outstanding at March 31, 2018 and 261,337,636 shares issued and 260,327,920 shares outstanding at December 31, 2017	27	26
Class C (Convertible): 12,313,691 and 15,661,338 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	2
Additional paid-in capital	2,814,051	2,767,558
Retained earnings	132,729	66,639
Total shareholders’ equity	2,946,808	2,834,225
Noncontrolling interest	138,910	169,747
Total equity	3,085,718	3,003,972
Total liabilities and equity	$3,692,563	$3,616,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Operating revenues
Oil and gas sales	215,898	61,097
Operating expenses
Lease operating expenses	16,276	7,278
Severance and ad valorem taxes	14,173	3,187
Gathering, processing and transportation expenses	13,828	5,244
Depreciation, depletion and amortization	66,010	26,160
Impairment and abandonment expenses	—	(29)
Exploration expense	3,447	1,181
General and administrative expenses	14,297	10,884
Total operating expenses	128,031	53,905

Income from operations	87,867	7,192

Other income (expense)
Gain (loss) on sale of oil and natural gas properties	15	166
Interest expense	(5,813)	(410)
Net gain (loss) on derivative instruments	7,843	3,759
Other income (expense)	(3)	—
Other income (expense)	2,042	3,515

Income before income taxes	89,909	10,707
Income tax expense	19,137	—
Net income	70,772	10,707
Less: Net income attributable to noncontrolling interest	4,682	884
Net income attributable to Class A Common Stock	$66,090	$9,823

Income per share of Class A Common Stock:
Basic	$0.25	$0.04
Diluted	$0.25	$0.04
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$70,772	$10,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	66,010	26,160
Stock-based compensation expense	4,333	2,610
Exploratory dry hole cost	221	—
Deferred tax expense	19,137	—
(Gain) loss on sale of oil and natural gas properties	(15)	(166)
Non-cash portion of derivative (gain) loss	(7,482)	(4,156)
Amortization of debt issuance costs	379	93
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,555)	(9,143)
Increase in prepaid and other assets	(7)	(382)
Increase (decrease) in accounts payable and other liabilities	8,033	(6,475)
Net cash provided by operating activities	131,826	19,248
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(101,753)	(38,678)
Drilling and development capital expenditures	(250,548)	(62,121)
Purchases of other property and equipment	(1,763)	(1,139)
Proceeds from sales of oil and natural gas properties	135,481	3,518
Net cash used in investing activities	(218,583)	(98,420)
Cash flows from financing activities:
Proceeds from revolving credit facility	85,000	—
Repayment of revolving credit facility	(85,000)	—
Proceeds from stock options exercised	164	—
Restricted stock used for tax withholdings	(192)	—
Debt issuance costs	(906)	(37)
Net cash used in financing activities	(934)	(37)
Net decrease in cash and cash equivalents and restricted cash	(87,691)	(79,209)
Cash and cash equivalents and restricted cash, beginning of period	125,915	134,083
Cash and cash equivalents, end of period	$38,224	$54,874
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental cash flow information and noncash activity (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Supplemental cash flow information
Cash paid for interest	$784	$226
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$111,824	$63,978
Asset retirement obligations incurred, including revisions to estimates	243	274

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,233	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	268	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,610	—	2,610	—	2,610
Change in equity due to issuance of shares by Centennial Resource Production, LLC	—	—	—	—	—	—	—	—	2,846	—	2,846	(2,846)	—
Net income	—	—	—	—	—	—	—	—	—	9,823	9,823	884	10,707
Balance at March 31, 2017	207,593	$21	19,156	$2	—	$—	104	$—	$2,369,504	$894	$2,370,421	$195,831	$2,566,252

Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	199	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(26)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(10)	—	—	—	—	—	—	—	(192)	—	(192)	—	(192)
Option Exercises	10	—	—	—	—	—	—	—	164	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	—	—	4,333	—	4,333	—	4,333
Conversion of common shares from Class C to Class A, net of tax	3,347	1	(3,347)	(1)	—		—	—	42,188	—	42,188	(35,519)	6,669
Net income	—	—	—	—	—	—	—	—	—	66,090	66,090	4,682	70,772
Balance at March 31, 2018	264,858	$27	12,314	$1	—	$—	—	—	$2,814,051	$132,729	$2,946,808	138,910	3,085,718

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Basis of Presentation
Description of Business
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist primarily of large, contiguous acreage blocks primarily in Reeves County in West Texas and Lea County in New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the SEC for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 (the “2017 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2017 Annual Report.
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results, have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.
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
Noncontrolling interests represent third-party ownership in the Company’s consolidated subsidiary and is presented as a component of equity. See Note 9—Shareholders' Equity and Noncontrolling Interest for further discussion of noncontrolling interest.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests of long-lived assets; (iii) depreciation, depletion and amortization; (iv) asset retirement obligations; (v) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vi) accrued revenue and related receivables; (vii) accrued liabilities; (viii) valuation of derivative instruments; and (ix) deferred income taxes.
Income Taxes
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update applies to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of 2018. As a result of adoption, there were no changes to the presentation of cash flow activities in the statement of cash flows for the three months ended March 31, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which created Accounting Standard Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in January 2018, the FASB issued ASU 2018-01, which provides a practical expedient for the evaluation of existing land easement agreements under ASU 2016-02. ASU 2016-02 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. ASC topic 842 will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Although the Company is still in the process of evaluating the effect of adopting ASU 2016-02 and its related amendments, the adoption is expected to result in the recognition of assets and liabilities on its consolidated balance sheet for current operating leases. The Company is currently evaluating existing arrangements to determine if they qualify for lease accounting under ASC Topic 842.
In May 2014, the FASB issued ASU 2014-09, which created ASC Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), superseding revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The FASB subsequently issued various ASUs which deferred the effective date of ASC Topic 606 and provided additional implementation guidance. ASC Topic 606 provides companies with a single model for use in accounting for revenue arising from contracts with customers. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. In addition, new qualitative and quantitative disclosure requirements aim to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASC Topic 606 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard permits retrospective application using either of the following methodologies: (i) restatement of each prior reporting period presented or (ii) recognition of a cumulative-effect adjustment as of the date of initial application. The Company has selected the modified retrospective method and has adopted this guidance as of January 1, 2018, the effective date. The Company has completed its review of the impact of the new standard on its significant contracts and concluded that there was not a material impact to the presentation of revenues or expenses as a result of the adoption of this standard. Refer to Note 13—Revenues for additional disclosures required by the new standard.
Note 2—Property Acquisitions and Divestiture
2018 Acquisition
On February 8, 2018, the Company completed the acquisition of approximately 4,000 undeveloped net acres, as well as certain producing properties, in Lea County, New Mexico for an unadjusted purchase price of $94.7 million. The operated acreage position contains an approximate 92% average working interest and is largely contiguous to Centennial’s existing position located in the northern Delaware Basin. Upon signing the purchase and sale agreement, the Company placed $8.6 million of cash in escrow accounts on December 21, 2017, and such deposits were applied as a payment against the purchase price upon closing of the transactions. The Company presented the cash in escrow as restricted cash within the line item Other Noncurrent Assets on the Consolidated Balance Sheet as of December 31, 2017.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The acquisition was recorded as an asset acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, the purchase consideration has been allocated to the oil and natural gas properties based on their relative fair values measured as of the acquisition date. After settlement statement adjustments of $0.2 million, the Company paid a net purchase price of $94.5 million. On a relative fair value basis, $80.7 million was allocated to unproved properties and $13.8 million to proved properties. Transaction costs incurred and capitalized as of March 31, 2018, amounted to $0.2 million and mainly consisted of advisory and legal fees.

2018 Disposition
On March 2, 2018, the Company completed the sale of approximately 8,600 undeveloped net acres and 12 gross producing wells located in Reeves County, Texas for a total unadjusted sales price of $140.7 million. The divested acreage represents a largely non-operated position (32% average working interest) on the western portion of Centennial’s position in Reeves County. There was no gain or loss recognized as a result of this divestiture, which constituted a partial sale of oil and gas properties in accordance with ASC 932, Extractive Activities - Oil and Gas. The Company used the net proceeds from the sale to fund the 2018 acquisition discussed above and for general corporate purposes.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accrued oil and gas sales receivable	$76,545	$52,891
Joint interest billings	22,157	25,256
Receivables for divestitures	9,602	—
Other	127	639
Accounts receivable, net	$108,431	$78,786
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accounts payable	$37,136	$64,004
Accrued capital expenditures	92,113	90,511
Revenues payable	29,523	23,390
Accrued interest	7,311	1,936
Accrued employee compensation and benefits	2,974	8,350
Accrued expenses and other	10,991	11,342
Accounts payable and accrued expenses	$180,048	$199,533
Note 4—Long-Term Debt
Credit Agreement
CRP, the Company’s consolidated subsidiary, has a revolving credit agreement with a syndicate of banks that as of March 31, 2018, had a borrowing base of $575.0 million and elected commitments of $475.0 million. This aggregate commitment by lenders is available to the Company for borrowing. A portion of the revolving credit facility in an aggregate amount not to exceed $15.0 million may be used to issue letters of credit for the account of CRP or other designated subsidiaries of the Company. As of March 31, 2018, the Company had no borrowings outstanding and $474.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.
The amount available to be borrowed under CRP’s revolving credit facility is subject to a borrowing base that is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. CRP’s credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. In connection with the April 2018 semi-annual redetermination, on May 4, 2018 the Company amended and restated

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

its existing credit agreement with a majority of the lenders to the Company’s existing credit agreement. Refer to Note 14—Subsequent Events for additional information on the new credit facility.
Interest and commitment fees are accrued based on a borrowing base utilization grid set forth in the credit agreement and are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” later in this Quarterly Report. Commitment fees are accrued on the unused portion of the aggregate lender commitment amount and are included in interest expense in the Consolidated Statements of Operations. The credit facility provides for interest only payments until October 15, 2019, when the credit agreement expires and all outstanding borrowings are due.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things: incur additional indebtedness; make investments and loans; enter into mergers; make or declare dividends; enter into commodity hedges exceeding a specified percentage of the Company’s expected production; enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; incur liens; sell assets; and engage in transactions with affiliates.
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of March 31, 2018 and through the filing of this Quarterly Report.
5.375% Senior Unsecured Notes due 2026
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “Senior Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the Senior Notes semi-annually in arrears on each January 15 and July 15, commencing July 15, 2018. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company nor is the Company subject to the terms of the indenture governing the Senior Notes.
At any time prior to January 15, 2021, CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount issued under the indenture governing the Senior Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
At any time prior to January 15, 2021, CRP may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after January 15, 2021, CRP may redeem the Senior Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 102.688% for the 12-month period beginning on January 15, 2021, 101.344% for the 12-month period beginning January 15, 2022, and 100% beginning on January 15, 2023, plus accrued and unpaid interest to the redemption date.
If CRP experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Notes may require CRP to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to the date of repurchase.
The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2018 and through the filing of this Quarterly Report.
Upon an Event of Default (as defined in the indenture governing the Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Senior Notes may declare the Senior Notes immediately due and payable. In

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

addition, a default resulting from certain events of bankruptcy or insolvency with respect to CRP, any restricted subsidiary of CRP that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Notes to become due and payable.
Debt issuance costs netted against the principal balance of the Senior Notes amounted to $9.1 million as of March 31, 2018 and $9.2 million as of December 31, 2017.
Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) for the three months ended March 31, 2018 (in thousands):

Asset retirement obligations at January 1, 2018	$12,161
Liabilities acquired	16
Liabilities incurred	253
Liabilities divested	(253)
Accretion expense	189
Revisions to estimated cash flows	(10)
Asset retirement obligations at March 31, 2018	$12,356
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
Note 6—Stock-Based Compensation
Long Term Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of March 31, 2018, the Company had 10,691,760 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The expense amounts in the table below may not be representative of future expense amounts to be recognized as the value of future awards may vary from historical award amounts. Upon adoption of ASU 2016-09 in October 2016, the Company elected to account for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Restricted stock awards	$1,775	$856
Stock option awards	2,206	1,754
Performance stock units	352	—
Total stock-based compensation expense	$4,333	$2,610

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about restricted stock awards outstanding during the three months ended March 31, 2018:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2017	1,009,716	$17.64
Granted	199,320	$19.00
Vested	(63,367)	$18.50
Forfeited	(25,948)	$16.85
Unvested balance as of March 31, 2018	1,119,721	$17.85
The Company grants service-based restricted stock awards to executive officers and employees, which generally vest ratably over a three-year service period, and to directors, which generally vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based upon the grant-date fair value of the award, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $19.00 per share and $18.82 per share for the three months ended March 31, 2018 and 2017, respectively. The total fair value of restricted stock awards that vested during the three-month period ended March 31, 2018 was $1.2 million. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2018 was $16.6 million, which the Company expects to recognize over a weighted average period of 2.2 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing price of the Company’s Class A Common Stock as reported on the NASDAQ on the date of grant.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2018	2017
Weighted average grant-date fair value per share	$7.96	7.21
Expected term (in years)	6	6
Expected stock volatility	37%	38.2%
Dividend yield	—%	—%
Risk-free interest rate	2.3%	2.0%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,290,001	$16.15
Granted	37,000	$20.00
Exercised	(10,000)	$16.43
Forfeited	(47,668)	$14.95
Outstanding as of March 31, 2018	4,269,333	$16.20	8.78	$9,417
Exercisable as of March 31, 2018	1,211,612	$15.83	8.69	$2,911
Unvested Options at March 31, 2018	3,057,721	$16.28	8.81	$6,506
As of March 31, 2018, there was $16.6 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.77 years.
Performance Stock Units
During the three months ended March 31, 2018, there was no significant performance stock units activity. As of March 31, 2018, there was $3.2 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.3 years.
Note 7—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
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
Commodity Swap Contracts. The Company opportunistically uses commodity derivative instruments. Currently, the Company utilizes basis swaps to hedge the difference between the index price and a local index price. All transactions are settled in cash with one party paying the other for the resulting difference multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of March 31, 2018:

	Period	Volume (Bbl)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	April 2018 - June 2018	455,000	$0.18
	April 2018 - December 2018	1,375,000	$0.00

(1)	The oil basis swap contracts are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING settlements during the relevant calculation period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Weighted Average Differential ($/MMBtu) (1)
Natural gas basis swaps	April 2018 - December 2018	1,375,000	$(0.43)
	January 2019 - December 2019	1,825,000	$(0.43)

(1)
The natural gas basis swap contracts are settled based on the difference between Inside FERC’s West Texas WAHA price of natural gas and the NYMEX price of Natural Gas during the relevant calculation period.

Derivative Instrument Reporting. The Company’s oil and natural gas derivative instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s Consolidated Statements of Operations. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets, other than derivative instruments that meet the “normal purchase normal sale” exclusion, and any gains and losses are recognized in current period earnings.
The following table presents gains and losses for derivative instruments not designated as hedges for accounting purposes for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Realized gain (loss) on derivative instruments	$361	$(397)
Unrealized gain (loss) on derivative instruments	7,482	4,156
Net gain (loss) on derivative instruments	$7,843	$3,759
Offsetting of Derivative Assets and Liabilities. The Company’s commodity derivatives are measured at fair value and are included in the accompanying Consolidated Balance Sheets as derivative assets and liabilities. The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master netting agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The table below summarizes the fair value amounts and the classification in the Consolidated Balance Sheets of the Company’s derivative contracts outstanding at the respective balance sheet dates. Refer to Note 8—Fair Value Measurements for details of the gross and net derivative assets, liabilities and offset amounts as presented in the Consolidated Balance Sheets.

		Gross Asset/Liability Amounts
(in thousands)	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivative Assets
Derivative instruments	Current assets	$7,148	$720
Derivative instruments	Noncurrent assets	1,188	662
Total derivative assets		$8,336	$1,382
Derivative Liabilities
Derivative instruments	Current liabilities	$—	$527
Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under CRP’s credit agreement. The Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of any CRP bank debt, which eliminates the potential need to post collateral when the Company is in a derivative liability position. As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a lender under CRP’s credit facility as referenced above.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table is a listing of the Company’s netted asset or liability positions that have been measured at fair value and where they have been classified within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Netting Adjustments(1)	Net Amounts Presented on the Balance Sheets
March 31, 2018
Financial assets
Commodity derivative asset - current	$—	$7,148	$—	$—	$7,148
Commodity derivative asset - noncurrent	—	1,188	—	—	1,188
Total financial assets	$—	$8,336	$—	$—	$8,336

December 31, 2017
Financial Assets
Commodity derivative asset - current	$—	$720	$—	$(287)	$433
Commodity derivative asset - noncurrent	—	662	—	—	662
Total financial assets	$—	$1,382	$—	$(287)	$1,095

Financial liabilities
Commodity derivative liability - current	$—	$527	$—	$(287)	$240

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonrecurring Fair Value Measurements
The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Property Acquisitions and Divestiture for additional information on the fair value of assets acquired during 2018 and 2017.
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
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying values of the amounts outstanding under CRP’s credit agreement, if any, approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company. As of March 31, 2018 and December 31, 2017, the fair value of the Senior Notes was $392.5 million and $407.5 million, respectively, which were determined using quoted market prices for this same debt security, a Level 1 classification in the fair value hierarchy.
Note 9—Shareholders' Equity and Noncontrolling Interest
Shareholders’ Equity
On March 7, 2018, Silver Run Sponsor, LLC (“Silver Run Sponsor”), the Riverstone Purchasers and the Centennial Contributors completed an underwritten public offering of 25,000,000 shares of Class A Common Stock. No cash proceeds were received by the Company in connection with this offering and 3,347,647 shares of CRP Common Units (and corresponding shares of Class C Common Stock) were converted to shares of Class A Common Stock on a one-to-one basis. A tax benefit of $6.7 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner.
Noncontrolling Interest
The noncontrolling interest relates to CRP Common Units that were originally issued to the Centennial Contributors in connection with the Business Combination and continue to be held by holders other than the Company. At the date of the Business Combination, the noncontrolling interest represented 10.9% of the ownership in CRP. The noncontrolling interest percentage is affected by various equity transactions such as, CRP Common Unit and Class C Common Stock exchanges and Class A Common Stock activities.
As of March 31, 2018, the noncontrolling interest ownership of CRP decreased to 4.5% from 5.7% as of December 31, 2017. The decrease was the result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock in March 2018 as discussed in the preceding section above.
The Company consolidates the financial position, results of operations and cash flows of CRP and reflects that portion retained by other holders of CRP Common Units as a noncontrolling interest. Refer to the Consolidated Statements of Shareholders’ Equity for a summary of the activity attributable to the noncontrolling interest during the period.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested restricted stock and performance stock units, outstanding stock options and warrants using the treasury stock method, and (ii) the Company’s Class C Common Stock using the “if-converted” method, which is net of tax.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Shares of the Company’s unvested restricted stock and performance stock units are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in earnings or losses and are therefore not participating securities. The Company’s shares of Series B Preferred Stock had a non-forfeitable right to participate in distributions with common stockholders on a pro-rata, as-converted basis and as such were considered participating securities for the three months ended March 31, 2017. All of Company’s shares of Series B Preferred Stock were converted into shares of Class A Common Stock on May 25, 2017 in accordance with their terms. As such, the Company no longer has any participating securities as of March 31, 2018.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net income attributable to Class A Common Stock	$66,090	$9,823
Less: Income allocable to participating securities	—	1,125
Adjusted net income attributable to Class A Common Stock	66,090	8,698

Basic net earnings per share of Class A Common Stock	$0.25	$0.04
Diluted net earnings per share of Class A Common Stock	$0.25	$0.04

Basic weighted average shares of Class A Common Stock outstanding	261,324	201,776
Add: Dilutive effects of equity awards	3,859	3,166
Diluted weighted average shares of Class A Common Stock outstanding	265,183	204,942
For the three months ended March 31, 2018, the diluted earnings per share calculation excludes 0.2 million stock options that were out-of-the-money and 14.7 million weighted average shares of Class C Common Stock as their impacts were anti-dilutive. For the three months ended March 31, 2017, the diluted earnings per share calculation excludes 4.1 million stock options that were out-of-the-money and 19.1 million weighted average shares of Class C Common Stock as their impacts were anti-dilutive.

Note 11—Transactions with Related Parties
Customer and Supplier Relationships
Riverstone Affiliated Companies
Riverstone and its affiliates, beneficially own more than 10% equity interest in the Company and are therefore considered related parties. From time to time, the Company obtains services related to its drilling and completion activities from affiliates of Riverstone. In particular, the Company has paid the following amounts to certain affiliates of Riverstone for such services: (i) approximately $12.5 million during the three months ended March 31, 2017 to Liberty Oilfield Services, LLC; and (ii) approximately $2.0 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively, to Permian Tank and Manufacturing, Inc. (“Permian”). Included in Accounts payable and accrued expenses on the Consolidated Balance Sheets was $0.9 million and $0.3 million due to Permian as of March 31, 2018 and December 31, 2017, respectively.
Other Affiliated Companies
Mark G. Papa, the Company’s President, Chief Executive Officer and Chairman of the Board, serves as a director and Chairman of the Board of Oil States International, Inc., an energy services company publicly traded on the New York Stock Exchange (“Oil States”). From time to time, the Company obtains services related to drilling and completion activities from Oil States. In particular, the Company paid approximately $2.3 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively, to Oil States. Included in Accounts payable and accrued expenses on the Consolidated Balance Sheets was $1.6 million and $1.5 million due to Oil States as of March 31, 2018 and December 31, 2017, respectively.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Commitments and Contingencies
Commitments
In March 2018, the Company entered into a natural gas transportation agreement whereby it is required to deliver approximately 18,500,000 MMBtu over a two-year term or else pay for any volume deficiencies. This delivery commitment is tied to the Company’s natural gas production in Reeves County, Texas, and the aggregate financial commitment of $11.0 million under this contract represents the minimum commitments pursuant to the terms of the agreement as of March 31, 2018. Actual expenditures under this contract may exceed this minimum commitment amount.
The Company routinely enters or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. Other than the above, there have been no material, non-routine changes in commitments during the three months ended March 31, 2018. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2017 Annual Report.
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
Note 13—Revenues
Revenue from Contracts with Customers
Sales of oil and gas are recognized at the point control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the price of the oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.
Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas, and NGLs as shown below:

	For the Three Months Ended March 31,
	2018	2017
Operating revenues (in thousands):
Oil sales	$174,841	$46,681
Natural gas sales	18,580	8,241
NGL sales	22,477	6,175
Oil and gas sales	$215,898	$61,097
Oil sales
The Company’s oil sales contracts are generally structured whereby oil is delivered to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title, and risk of loss of the product. This delivery point is usually at the wellhead or at the inlet of a transportation pipeline. Revenue is recognized when control transfers to the purchaser at the delivery point based on the net price received from the purchaser. Any downstream transportation costs incurred by crude purchasers are reflected as a net reduction to oil sales revenues.
Natural gas and NGL sales
Under certain natural gas processing contracts, liquids rich natural gas is delivered to a midstream processing entity at the inlet of the gas plant processing system. The midstream processing entity gathers and processes the natural gas and remits proceeds to Centennial for the resulting sales of NGLs and residue gas. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company has concluded that control transfers at the tailgate of the processing facility, fees incurred prior to transfer of control are presented as gathering, processing and transportation expenses (“GP&T”) within the Consolidated Statements of Operations, rather than as a net reduction to natural gas and NGL sales.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the Company’s other natural gas processing agreements, it has the election to take its residue gas ‘in-kind’ at the tailgate of the midstream processing plant and then subsequently market the product. For these contracts, the Company recognizes revenue when control transfers to purchasers at delivery points downstream of the processing plant. The gathering, processing and compression fees are presented as GP&T, and any transportation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production is delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in accounts receivable, net in the Consolidated Balance Sheet. As of March 31, 2018 and December 31, 2017, such receivable balances were $76.5 million and $52.9 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
Transaction price allocated to remaining performance obligations
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC Topic 606 which states the Company is not required to disclose the transaction price allocated to the remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, monthly sales of a product generally represent a separate performance obligation; therefore, future commodity volumes to be delivered and sold are wholly unsatisfied and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.
Note 14—Subsequent Events
Credit Agreement
On May 4, 2018, the Company entered into an amended and restated credit agreement (the “Amended Agreement”) with a majority of the lenders to the Company’s existing credit agreement. Under the Amended Agreement, the borrowing base increased from $575.0 million to $800.0 million and elected commitments increased from $475.0 million to $600.0 million. The credit facility under the Amended Agreement has a term of five years.
The Amended Agreement’s interest rate and utilization fee structure is similar to the existing credit agreement described in Note 4—Long-Term Debt. However, the Amended Agreement provides for lower rates and fees, which vary depending on the percentage of the borrowing base utilized, as follows: the LIBOR margin decreased from the range of 225 to 325 basis points to 150 to 250 basis points; the alternate base rate margin decreased from the range or 125 to 225 basis points to 50 to 150 basis points; and the commitment fees, which are paid on unused amounts of the revolving credit facility, were reduced from 50 basis points to a range of 37.5 to 50 basis points.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and in our 2017 Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Market Conditions
The oil and natural gas industry is cyclical and commodity prices can be volatile. During 2016, global and domestic oil supply continued to outpace demand resulting in ongoing low realized oil and gas prices. In 2017 and thus far into 2018, commodity prices have improved yet remain volatile, and it is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory supply levels, weather conditions, geopolitical and other factors.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2016:

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$33.49	$45.70	$45.00	$49.27	$51.82	$48.32	$48.17	$55.31	$62.91
Natural gas (per MMBtu)	$1.98	$2.25	$2.80	$3.17	$3.06	$3.14	$2.95	$2.91	$3.08
Although oil and natural gas prices have begun to recover from the lows experienced during the first quarter of 2016, forecast prices for both oil and natural gas have not rebounded to pre-2015 levels. A sustained drop in oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis but may also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
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
2018 Highlights and Future Considerations
Operational Highlights
For the three months ended March 31, 2018, we operated, on average, a seven-rig drilling program and completed 16 gross operated productive wells. This total number of completed wells had an average effective lateral length of approximately 7,700 feet.
Acquisition and Divestiture Highlights
On February 8, 2018, we completed the acquisition of approximately 4,000 undeveloped net acres, as well as certain producing properties, in the core of the Northern Delaware Basin in Lea County, New Mexico for an unadjusted purchase price of $94.7 million. The operated acreage position contains 92% average working interest and is largely contiguous to Centennial’s existing position.

On March 2, 2018, we completed the sale of approximately 8,600 undeveloped net acres and 12 gross producing wells located in Reeves County, Texas for a total unadjusted sales price of $140.7 million. The divested acreage represents a largely non-operated position (32% average working interest) on the western portion of Centennial’s acreage in Reeves County. The properties divested consisted of 1,987 MBoe of proved reserves as of December 31, 2017, representing approximately 1% of our proved reserves as of that date, and generated 235 Boe/d (less than 1%) of our 2017 average daily net production.
Financing Highlights
On May 4, 2018, the Company entered into an amended and restated credit agreement (the “Amended Agreement”) with a majority of the lenders to the Company’s existing credit agreement. Under the Amended Agreement, the borrowing base increased from $575.0 million to $800.0 million and elected commitments increased from $475.0 million to $600.0 million. The credit facility under the Amended Agreement has a term of five years.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended		Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	%
Operating revenues (in thousands):
Oil sales	$174,841	$46,681	$128,160	275%
Natural gas sales	18,580	8,241	10,339	125%
NGL sales	22,477	6,175	16,302	264%
Oil and gas sales	$215,898	$61,097	$154,801	253%

Average sales prices:
Oil (per Bbl)	$61.53	$49.45	$12.08	24%
Effect of derivative settlements on average price (per Bbl)	(0.09)	0.28	(0.37)	(132)%
Oil net of hedging (per Bbl)	$61.44	$49.73	$11.71	24%

Average NYMEX price for oil (per Bbl)	$62.91	$51.82	$11.09	21%

Natural gas (per Mcf)	$2.42	$2.91	$(0.49)	(17)%
Effect of derivative settlements on average price (per Mcf)	(0.01)	0.05	(0.06)	(120)%
Natural gas net of hedging (per Mcf)	$2.41	$2.96	$(0.55)	(19)%

Average NYMEX price for natural gas (per Mcf)	$3.08	$3.06	$0.02	1%

NGL (per Bbl)	$30.21	$25.10	$5.11	20%

Net production:
Oil (MBbls)	2,842	944	1,898	201%
Natural gas (MMcf)	7,683	2,833	4,850	171%
NGL (MBbls)	744	246	498	202%
Total (MBoe)	4,866	1,662	3,204	193%

Average daily net production volume:
Oil (Bbls/d)	31,573	10,489	21,084	201%
Natural gas (Mcf/d)	85,372	31,478	53,894	171%
NGL (Bbls/d)	8,267	2,733	5,534	202%
Total (Boe/d)	54,069	18,469	35,600	193%
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2018 were $154.8 million (or 253%) higher than total net revenues for the three months ended March 31, 2017. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 201%, 171% and 202%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin, as well as the producing properties acquired in the GMT Acquisition, which added 90 MBbls of net oil production to our first quarter 2018 results. Since the first quarter 2017, 75 gross operated wells were placed on production in the Delaware Basin, which added 1,772 MBbls of net oil production. The increase in the Company’s operated well count is attributable to the continued ramp up of development drilling activities and a seven-rig drilling program in the first quarter of 2018. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the first quarter of 2018, our production was made up of 42% natural gas and NGL volumes consistent with 43% in the first quarter of 2017.
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil and NGLs in the first quarter of 2018 compared to the same 2017 period. The average price for oil before the effects of hedging increased 24%, and the average price for NGLs increased 20% between periods. Of the 24% increase in the average realized oil price, 21% of such increase was related to higher average NYMEX crude prices between periods and the remaining 3% was attributable to narrower oil differentials in the first quarter of 2018. The overall 20% increase in average realized NGL prices between periods was primarily attributable to higher average Mont Belvieu spot prices for plant products from the first quarter 2017 to the first quarter 2018. Conversely, the average realized sales price of natural gas decreased by 17% from first quarter 2017 to first quarter 2018. This decrease was mainly due to wider gas differentials experienced in the first quarter of 2018, which were slightly offset by higher NYMEX prices between periods (average NYMEX gas prices being 1% higher between periods).
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended		Increase/(Decrease)
	March 31, 2018	March 31, 2017	$	%
Operating costs (in thousands):
Lease operating expenses	$16,276	$7,278	$8,998	124%
Severance and ad valorem taxes	14,173	3,187	10,986	345%
Gathering, processing and transportation expenses	13,828	5,244	8,584	164%
Operating costs per Boe:
Lease operating expenses	$3.34	$4.38	$(1.04)	(24)%
Severance and ad valorem taxes	2.91	1.92	0.99	52%
Gathering, processing and transportation expenses	2.84	3.16	(0.32)	(10)%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended March 31, 2018 increased $9.0 million compared to the three months ended March 31, 2017. Higher LOE for the first quarter of 2018 primarily related to an $8.7 million increase associated with a higher well count. We had 197 gross operated horizontal wells as of March 31, 2018 as compared to 117 gross operated horizontal wells as of March 31, 2017. The increase in well count was mainly the result of successful drilling activity which added 75 gross operated wells since the first quarter of 2017, as well as successfully executed acquisitions over the past 12 months. Workover activity remained relatively consistent between periods at $2.4 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively.
LOE on a per Boe basis, on the other hand, decreased when comparing the first quarter of 2018 to the same 2017 period. LOE per Boe was $3.34 for the first quarter of 2018, which represents a decrease of $1.04 per Boe (or 24%) from the first quarter of 2017. This decrease in rate was mainly due to flush production from new wells we drilled and completed over the past 12 months, which has the effect of reducing fixed and semi-variable costs on a per Boe basis.
Severance and Ad Valorem Taxes.  Severance taxes are primarily based on the market value of production at the wellhead, and ad valorem taxes are mainly based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which the Company operates. Severance taxes for the three months ended March 31, 2018 increased $8.2 million compared to the three months ended March 31, 2017, which was primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of total net revenues increased to 7% for the three months ended March 31, 2018 as compared to 5% in 2017 due to increased ad valorem taxes of $2.8 million between periods, associated with our higher well count and related higher property values.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended March 31, 2018 increased $8.6 million compared to the three months ended March 31, 2017 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and per unit transportation and gathering costs being incurred between periods.
On a per Boe basis, GP&T decreased 10% from $3.16 for the first quarter of 2017 to $2.84 per Boe for the first quarter of 2018. This decrease in rate was partially due to a change in our gas/oil ratio whereby a lower percentage of our total production was made up of natural gas and NGL volumes during the first quarter of 2018, and thus a lower proportion of our production during this 2018 period was subject to gas gathering and transportation charges as well as gas processing fees. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate decreased only 6% between periods to $6.83 from $7.30 for the first quarters of 2018 and 2017, respectively. This decrease was primarily the result of lower rates on our primary gas contract due to processing rebates received for new wells connected to the plant.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Depreciation, depletion and amortization	$66,010	$26,160
Depreciation, depletion and amortization per Boe	13.57	15.74
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended March 31, 2018, DD&A expense amounted to $66.0 million, an increase of $39.9 million over the same 2017 period. The primary factor contributing to higher DD&A in 2018 was the increase in overall production volumes between periods, which resulted in $50.4 million of incremental DD&A expense being incurred during the first quarter of 2018. This increase was largely offset, however, by a $10.5 million reduction in DD&A expense that was attributable to significantly lower DD&A rates between periods.
DD&A per Boe was $13.57 for the first quarter of 2018 compared to $15.74 for the same period in 2017. The primary factor contributing to this lower DD&A rate was substantial additions to our proved reserves and proved developed reserves over the past 12 months, relative to drilling and completion costs incurred over that time period.
Exploration Expense. The following table summarizes our exploration expenses for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Stock-based compensation expense	$381	$240
Dry exploratory well costs	221	—
Geological and geophysical costs	2,845	941
Exploration expense	$3,447	$1,181
Exploration was $3.4 million for the three months ended March 31, 2018 compared to $1.2 million the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to increased G&G projects and seismic studies of $1.9 million.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Stock-based compensation expense	$3,952	$2,370
Cash general and administrative expenses	10,345	8,514
General and administrative expenses	$14,297	$10,884
G&A expenses for the three months ended March 31, 2018 were $14.3 million compared to $10.9 million for the first quarter of 2017. The higher G&A expenses incurred in 2018 were primarily due to $1.8 million in increased employee salaries and payroll burdens and $1.6 million in higher stock-based compensation compared to the prior year period. G&A expenses were substantially higher during the first quarter of 2018 due to the number of administrative employees increasing from 62 as of March 31, 2017 to 102 as of March 31, 2018.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Credit facility	$784	$317
Senior Notes	5,374	—
Amortization of debt issuance costs	379	93
Interest capitalized	(724)	—
Total	$5,813	$410
Interest expense was $5.4 million higher in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily attributable to $5.4 million in interest incurred on the Senior Notes versus no interest being incurred during the same prior year period as the Senior Notes were issued in November 2017.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions. For the three months ended March 31, 2018 and 2017, we recognized non-cash mark-to-market derivative gains of $7.5 million and $4.2 million, respectively. Cash derivative settlements amounted to $0.4 million of gains for the three months ended March 31, 2018 compared to $0.4 million of losses for the same period in 2017.
Income Tax Expense. During the three months ended March 31, 2018, the Company recognized $19.1 million in income tax expense, while no income tax expense was recognized for the three months ended March 31, 2017. There was no income tax expense recognized during the first quarter of 2017 because we were able to release our deferred tax valuation allowance in the amount of $3.5 million, which fully offset our tax expense due based on pre-tax net income.
The enactment of the Jobs Act in December 2017 reduced the corporate tax rate to 21%. The Company's provision for income taxes for the three months ended March 31, 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant operating and capital expenditures. Historically, our primary sources of liquidity have been borrowings under CRP’s revolving credit facility, cash flows from operations and offerings of debt and equity securities. To date, our primary use of capital has been for development and acquisition of oil and natural gas properties.
The following table summarizes our capital expenditures incurred for the three months ended March 31, 2018:

(in millions)	For the Three Months Ended March 31, 2018
Drilling and completion capital expenditures	$181.8
Facilities, infrastructure and other (1)	50.2
Land	6.3
Total capital expenditures	$238.3

(1)
Facilities, infrastructure and other includes $38.8 million of well-level facility costs. In previous reporting periods, these costs were presented within drilling and completion capital expenditures. This presentation change was made in order to conform our drilling and completion capital expenditures to that of our peer group and to also present costs consistently with our 2018 capital expenditure budget.

We continually evaluate our capital needs and compare them to our capital resources. Our estimated capital expenditure budget for 2018 is $885 million to $1,050 million, of which $710 million to $820 million is related to drilling and completion (“D&C”) activity. We expect to fund our capital expenditure budget with cash flows from operations and borrowings under our credit facility. The D&C portion of our 2018 capital budget represents an increase over the $624.1 million of D&C expenditures incurred during 2017. This increased 2018 capital budget is driven by an increase in rig activity from six to seven rigs, the associated increase in wells to be drilled in 2018 versus 2017, and the increase in the number of extended lateral wells to be drilled which require more capital than shorter laterals.
Because we are the operator of a high percentage of our acreage, we are able to control the amount and timing of these capital expenditures. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities; prevailing and anticipated prices for oil and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for the remainder of 2018, we believe that our cash flow from operations and borrowings under our credit facility will provide us with sufficient liquidity to execute our current capital program. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt and equity securities, asset sales or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$131,826	$19,248
Net cash used in investing activities	(218,583)	(98,420)
Net cash used in financing activities	(934)	(37)

During the three months ended March 31, 2018, we generated $131.8 million of cash provided by operating activities, an increase of $112.6 million from the same period in 2017. Cash provided by operating activities increased primarily due to higher net income between periods as a results of increased crude oil, natural gas and NGL production volumes and higher realized sales prices for crude oil and NGLs. These positive factors were partially offset by higher lease operating expenses, severance and ad valorem taxes, GP&T expenses, exploration costs, cash G&A expenses and interest paid during the three months ended March 31, 2018 as compared to the same period in 2017. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on increases and decreases in certain expenses between periods.
During the three months ended March 31, 2018, cash flows from operating activities, cash on hand and proceeds from sales of oil and natural gas properties were used to finance $250.5 million of drilling and development expenditures and $101.8 million in oil and gas property acquisitions.
During the three months ended March 31, 2017, cash flows from operating activities and cash on hand were used to finance $62.1 million of drilling and development expenditures and $38.7 million in oil and gas property acquisitions.
Credit Agreement
CRP, the Company’s consolidated subsidiary, has a revolving credit agreement with a syndicate of banks that as of March 31, 2018, had a borrowing base of $575.0 million and elected commitments of $475.0 million. This aggregate commitment by our lenders is available to the Company for borrowing. A portion of the revolving credit facility in an aggregate amount not to exceed $15.0 million may be used to issue letters of credit for the account of CRP or other designated subsidiaries of the Company. As of March 31, 2018, CRP had no borrowings outstanding and $474.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.
The amount available to be borrowed under CRP’s revolving credit facility is subject to a borrowing base that is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. CRP’s credit agreement also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings in excess of the revised borrowing capacity are outstanding, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. Borrowings under CRP’s revolving credit facility are guaranteed by certain of its subsidiaries.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 125 to 225 basis points, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee on unused amounts under its facility of 50 basis points. CRP may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of March 31, 2018 and through the filing of this Quarterly Report.
On May 4, 2018, the Company entered into the Amended Agreement with a majority of the lenders to the Company’s existing credit agreement. Under the Amended Agreement, the borrowing base increased from $575.0 million to $800.0 million and elected commitments increased from $475.0 million to $600.0 million. The credit facility under the Amended Agreement has a term of five years.
The Amended Agreement has interest rate and utilization fee structure similar to the existing credit agreement described above. However, the Amended Agreement provides for lower rates and fees, which vary depending on the percentage of the borrowing base utilized, as follows: the LIBOR margin decreased from the range of 225 to 325 basis points to 150 to 250 basis points; the alternate base rate margin decreased from the range or 125 to 225 basis points to 50 to 150 basis points; and the commitment fees, which are paid on unused amounts of the revolving credit facility, were reduced from 50 basis points to a range of 37.5 to 50 basis points.
5.375% Senior Unsecured Notes due 2026
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “Senior Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the Senior Notes semi-annually in arrears on each January 15 and July 15, commencing July 15, 2018. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company nor is the Company subject to the terms of the indenture governing the Senior Notes.

At any time prior to January 15, 2021, CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% of the principal amount of the Senior Notes redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount issued under the indenture governing the Senior Notes remains outstanding immediately after such redemption and the redemption occurs within 180 days of the closing date of such equity offering.

At any time prior to January 15, 2021, CRP may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium and any accrued and unpaid interest as of the date of redemption. On and after January 15, 2021, CRP may redeem the Senior Notes, in whole or in part, at redemption prices (expressed as percentages of principal amount) equal to 102.688% for the 12-month period beginning on January 15, 2021, 101.344% for the 12-month period beginning January 15, 2022, and 100% beginning on January 15, 2023, plus accrued and unpaid interest to the redemption date.

If CRP experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Notes may require CRP to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to the date of repurchase.

The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2018 and through the filing of this Quarterly Report.

Upon an Event of Default (as defined in the indenture governing the Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Senior Notes may declare the Senior Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to CRP, any restricted subsidiary of CRP that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Notes to become due and payable.
Contractual Obligations
The Company’s contractual obligations include drilling rig commitments, office leases, water disposal agreements, purchase obligations, asset retirement obligations, long-term debt obligations, cash interest expense on long-term debt obligations and transportation and gathering agreements. Since December 31, 2017, there have not been any significant, non-routine changes in our contractual obligations, other than an additional transportation agreement as discussed in Note 12—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2018 to the methodology applied by management for critical accounting policies previously disclosed in our 2017 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2017 Annual Report for a discussion of our critical accounting policies and estimates.

New Accounting Pronouncements
Please refer to Note 1—Basis of Presentation under Part I, Item 1. of this Quarterly Report for a discussion of the effects of recently adopted accounting standards and the potential effects of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the form of adverse changes in commodity prices and interest rates as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” as it applies to our business refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the first three months of 2018, our income before income taxes for the three months ended March 31, 2018 would have moved up or down $17.5 million for each 10% change in oil prices per Bbl, $2.2 million for each 10% change in NGL prices per Bbl and $1.9 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments, such as collars, swaps, and basis swaps, to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. Our credit agreement limits our ability to enter into commodity hedges covering greater than 80% of our reasonably anticipated projected production from proved properties.
The following table summarizes the terms of the swap contracts the Company had in place as of March 31, 2018 and additional contracts entered into through May 1, 2018. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of March 31, 2018:

Description and Production Period	Volume (Bbl)	Weighted Average Differential ($/Bbl) (1)
Crude Oil Basis Swaps:
April 2018 - June 2018	91,000	$0.10
April 2018 - June 2018	91,000	0.20
April 2018 - June 2018	91,000	0.20
April 2018 - June 2018	91,000	0.22
April 2018 - June 2018	91,000	0.17
April 2018 - December 2018	137,500	0.00
April 2018 - December 2018	137,500	0.00
April 2018 - December 2018	550,000	0.00
April 2018 - December 2018	275,000	0.00
April 2018 - December 2018	275,000	0.00
May 2018 - March 2019	760,000	(5.25)
May 2018 - March 2019	190,000	(5.25)
June 2018 - March 2019	174,500	(5.50)
June 2018 - March 2019	349,000	(5.50)

(1)	The oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING settlements, during the relevant calculation period.

Description and Production Period	Volume (MMBtu)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural Gas Swaps:
January 2019 - December 2019	3,650,000	$2.78
January 2019 - December 2019	3,650,000	2.78
January 2019 - December 2019	3,650,000	2.78

Description and Production Period	Volume (MMBtu)	Weighted Average Differential ($/MMBtu)(2)
Natural Gas Basis Swaps:
April 2018 - December 2018	1,375,000	$(0.43)
January 2019 - December 2019	1,825,000	$(0.43)
January 2019 - December 2019	3,650,000	$(1.46)
January 2019 - December 2019	3,650,000	$(1.46)
January 2019 - December 2019	3,650,000	$(1.47)

(1)	The natural gas swap contracts are settled based on the month’s average daily NYMEX price of Henry Hub Natural Gas.

(2)
The natural gas basis swap contracts are settled based on the difference between Inside FERC’s West Texas WAHA price of natural gas and the NYMEX price of Natural Gas during the relevant calculation period.

Changes in the fair value of derivative contracts from December 31, 2017 to March 31, 2018, are presented below:

(in thousands)	Commodity derivative contracts
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2017	$855
Contracts settled	(399)
Change in the futures curve of forecasted commodity prices	7,880
Contracts added	—
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2018	$8,336
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2018 would cause a $0.5 million increase or decrease, respectively, in this fair value asset, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2018 would cause a $0.4 million increase or decrease, respectively, in this fair value asset.
Interest Rate Risk
The Company’s ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in the Company’s credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes the Company to interest rate risk if we have borrowings outstanding. At March 31, 2018, the Company had no borrowings outstanding under its credit facility. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The Company’s long-term debt balance of $390.9 million consists of our Senior Notes, which has a fixed interest rate; therefore, this balance is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2017 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2017 Annual Report or our other SEC filings.
Item 6. Exhibits.

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

10.1
Second Amended and Restated Credit Agreement, dated as of May 4, 2018, among Centennial Resource Production, LLC, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2018).

10.2*#	Centennial Resource Development, Inc. Non-Employee Director Compensation Program.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date:	May 8, 2018