Form 10-Q
period 2018-06-30
Centennial Resource Development, Inc.
filed 2018-08-06
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2018, there were 263,791,826 shares of Class A Common Stock, par value $0.0001 per share and 12,297,298 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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

LIBOR. London Interbank Offered Rate.

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
CRD. Centennial Resource Development, LLC, a Delaware limited liability company, which was dissolved on June 15, 2018.
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
Forward-looking statements may include statements about:

•	our business strategy and future drilling plans;

•	our reserves and our ability to replace the reserves we produce through drilling and property acquisitions;

•	our drilling prospects, inventories, projects and programs;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	the marketing and transportation of our oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$42,720	$117,315
Accounts receivable, net	101,553	78,786
Derivative instruments	22,727	433
Prepaid and other current assets	12,322	6,051
Total current assets	179,322	202,585
Oil and natural gas properties, successful efforts method
Unproved properties	1,838,303	1,952,680
Proved properties	2,101,875	1,602,002
Accumulated depreciation, depletion and amortization	(313,156)	(173,906)
Total oil and natural gas properties, net	3,627,022	3,380,776
Other property and equipment, net	7,388	5,465
Total property and equipment, net	3,634,410	3,386,241
Noncurrent assets
Derivative instruments	—	662
Other noncurrent assets	25,158	27,081
Total assets	$3,838,890	$3,616,569
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$200,583	$199,533
Derivative instruments	—	240
Other current liabilities	529	—
Total current liabilities	201,112	199,773
Noncurrent liabilities
Long-term debt, net	421,154	390,764
Asset retirement obligations	12,663	12,161
Deferred tax liability	42,307	9,899
Derivative instruments	2,857	—
Other long-term liabilities	596	—
Total liabilities	680,689	612,597
Shareholders’ equity
Commitments and contingencies (Note 12)
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 264,888,085 shares issued and 263,775,433 shares outstanding at June 30, 2018 and 261,337,636 shares issued and 260,327,920 shares outstanding at December 31, 2017	27	26
Class C (Convertible): 12,313,691 and 15,661,338 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	2
Additional paid-in capital	2,819,052	2,767,558
Retained earnings	196,270	66,639
Total shareholders’ equity	3,015,350	2,834,225
Noncontrolling interest	142,851	169,747
Total equity	3,158,201	3,003,972
Total liabilities and equity	$3,838,890	$3,616,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues
Oil and gas sales	$217,763	$91,064	$433,661	$152,161
Operating expenses
Lease operating expenses	19,182	8,273	35,458	15,551
Severance and ad valorem taxes	14,208	4,723	28,381	7,910
Gathering, processing and transportation expenses	15,296	7,403	29,124	12,647
Depreciation, depletion and amortization	74,946	34,300	140,956	60,460
Impairment and abandonment expenses	1,784	—	1,784	(29)
Exploration expense	1,867	1,289	5,314	2,470
General and administrative expenses	13,809	11,822	28,106	22,706
Total operating expenses	141,092	67,810	269,123	121,715

Income from operations	76,671	23,254	164,538	30,446

Other income (expense)
Gain (loss) on sale of oil and natural gas properties	(141)	7,191	(126)	7,357
Interest expense	(5,791)	(707)	(11,604)	(1,117)
Net gain (loss) on derivative instruments	16,697	2,529	24,540	6,288
Other income (expense)	(14)	—	(17)	—
Other income (expense)	10,751	9,013	12,793	12,528

Income before income taxes	87,422	32,267	177,331	42,974
Income tax expense	(19,940)	(9,069)	(39,077)	(9,069)
Net income	67,482	23,198	138,254	33,905
Less: Net income attributable to noncontrolling interest	3,941	2,436	8,623	3,320
Net income attributable to Class A Common Stock	$63,541	$20,762	$129,631	$30,585

Income per share of Class A Common Stock:
Basic	$0.24	$0.09	$0.49	$0.14
Diluted	$0.24	$0.09	$0.49	$0.14
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended June 30, 2018
	2018	2017
Cash flows from operating activities:
Net income	$138,254	$33,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	140,956	60,460
Stock-based compensation expense	8,988	5,595
Abandonment expense and impairment of unproved properties	1,784	(29)
Exploratory dry hole cost	395	—
Deferred tax expense	39,077	9,069
(Gain) loss on sale of oil and natural gas properties	126	(7,357)
Non-cash portion of derivative (gain) loss	(19,016)	(6,412)
Amortization of debt issuance costs	806	214
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(16,687)	(20,567)
(Increase) decrease in prepaid and other assets	294	(172)
Increase (decrease) in accounts payable and other liabilities	28,925	18,434
Net cash provided by operating activities	323,902	93,140
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(107,193)	(405,244)
Drilling and development capital expenditures	(469,004)	(198,299)
Purchases of other property and equipment	(3,264)	(2,457)
Proceeds from sales of oil and natural gas properties	146,090	10,675
Net cash used in investing activities	(433,371)	(595,325)
Cash flows from financing activities:
Issuance of Class A common shares	—	340,750
Underwriters discount and offering costs	—	(7,233)
Proceeds from revolving credit facility	115,000	50,000
Repayment of revolving credit facility	(85,000)	(15,000)
Proceeds from stock options exercised	575	—
Restricted stock used for tax withholdings	(257)	—
Debt issuance costs	(4,044)	(415)
Net cash provided by financing activities	26,274	368,102
Net decrease in cash and cash equivalents and restricted cash	(83,195)	(134,083)
Cash and cash equivalents and restricted cash, beginning of period	125,915	134,083
Cash and cash equivalents, end of period	$42,720	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental cash flow information and noncash activity (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Supplemental cash flow information
Cash paid for interest	$1,157	$723
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$97,711	$80,651
Asset retirement obligations incurred, including revisions to estimates	659	649

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,236	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	324	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(7)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B preferred shares to Class A common shares	26,100	3	—	—	—	—	(104)	—	(3)	—	—	—	—
Sale of unregistered Class A common shares	23,500	2	—	—	—	—	—	—	340,748	—	340,750	—	340,750
Underwriters' discount and offering expense	—	—	—	—	—	—	—	—	(7,233)	—	(7,233)	—	(7,233)
Stock-based compensation	—	—	—	—	—	—	—	—	5,595	—	5,595	—	5,595
Change in equity due to issuance of shares by Centennial Resource Production, LLC	—	—	—	—	—	—	—	—	(2,682)	—	(2,682)	2,682	—
Net income	—	—	—	—	—	—	—	—	—	30,585	30,585	3,320	33,905
Balance at June 30, 2017	257,245	$26	19,156	$2	—	$—	—	$—	$2,700,473	$21,656	$2,722,157	$203,795	$2,925,952

Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	222	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(43)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(14)	—	—	—	—	—	—	—	(257)	—	(257)	—	(257)
Option Exercises	38	—	—	—	—	—	—	—	575	—	575	—	575
Stock-based compensation	—	—	—	—	—	—	—	—	8,988	—	8,988	—	8,988
Conversion of common shares from Class C to Class A, net of tax	3,347	1	(3,347)	(1)	—		—	—	42,188	—	42,188	(35,519)	6,669
Net income	—	—	—	—	—	—	—	—	—	129,631	129,631	8,623	138,254
Balance at June 30, 2018	264,888	$27	12,314	$1	—	$—	—	$—	$2,819,052	$196,270	$3,015,350	$142,851	$3,158,201

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
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.
Noncontrolling interest represents third-party ownership in the Company’s consolidated subsidiary, and it is presented as a component of equity. See Note 9—Shareholders' Equity and Noncontrolling Interest for further discussion of noncontrolling interest.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires the Company’s management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts previously established.
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests of long-lived assets; (iii) depreciation, depletion and amortization; (iv) asset retirement obligations; (v) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vi) accrued revenues and related receivables; (vii) accrued liabilities; (viii) valuation of derivative instruments; and (ix) deferred income taxes.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update applies to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of 2018. As a result of adoption, there were no changes to the presentation of cash flow activities in the statement of cash flows for the six months ended June 30, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which created Accounting Standard Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in 2018, the FASB issued various ASUs which provide a practical expedient for the evaluation of existing land easement agreements, optionality in the adoption transition method, and additional implementation guidance. ASC Topic 842 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. ASC Topic 842 will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company will adopt this guidance as of January 1, 2019, the effective date, and plans to recognize a cumulative-effect adjustment at the time of adoption. Although the Company is still in the process of evaluating the effect of adopting ASC Topic 842 and its related amendments, the adoption is expected to result in the recognition of assets and liabilities on its Consolidated Balance Sheet for current operating leases such as drilling rig contracts and office rental agreements. The Company is continuing to evaluate existing arrangements to determine if they qualify for lease accounting under ASC Topic 842.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Property Acquisitions and Divestiture
Acquisition
On February 8, 2018, the Company completed the acquisition of approximately 4,000 undeveloped net acres, as well as certain producing properties, in Lea County, New Mexico for an unadjusted purchase price of $94.7 million. The operated acreage position contains an approximate 92% average working interest and is largely contiguous to Centennial’s existing positions in the northern Delaware Basin. Upon signing the purchase and sale agreement, the Company placed $8.6 million of cash in escrow accounts on December 21, 2017, and such deposits were applied as a payment against the purchase price upon closing of the transactions. The Company presented the cash in escrow as restricted cash within the line item Other Noncurrent Assets in the Consolidated Balance Sheet as of December 31, 2017.
The acquisition was recorded as an asset acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, the purchase consideration has been allocated to the oil and natural gas properties based on their relative fair values measured as of the acquisition date. After settlement statement adjustments of $0.2 million, the Company paid a net purchase price of $94.5 million. On a relative fair value basis, $80.7 million was allocated to unproved properties and $13.8 million to proved properties. Transaction costs incurred and capitalized as of June 30, 2018, amounted to $0.2 million and mainly consisted of advisory and legal fees.
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
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accrued oil and gas sales receivable, net	$63,222	$52,891
Joint interest billings	37,700	25,256
Receivables for divestitures	416	—
Other	215	639
Accounts receivable, net	$101,553	$78,786
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accounts payable	$36,586	$64,004
Accrued capital expenditures	92,278	90,511
Revenues payable	40,662	23,390
Accrued interest	13,001	1,936
Accrued employee compensation and benefits	4,791	8,350
Accrued expenses and other	13,265	11,342
Accounts payable and accrued expenses	$200,583	$199,533

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of June 30, 2018, had a borrowing base of $800.0 million and elected commitments of $600.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of June 30, 2018, the Company had $30.0 million borrowings outstanding and $569.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.
The amount available to be borrowed under the Company’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement.
Interest and commitment fees are accrued based on a borrowing base utilization grid set forth in the credit agreement and are discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” later in this Quarterly Report. Commitment fees are accrued on the unused portion of the aggregate lender commitment amount and are included in interest expense in the Consolidated Statements of Operations. The credit facility provides for interest only payments until May 4, 2023, when the credit agreement expires and all outstanding borrowings are due.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make or declare dividends; (v) enter into commodity hedges exceeding a specified percentage of the Company’s expected production; (vi) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (vii) incur liens; (viii) sell assets; and (ix) engage in transactions with affiliates.
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
CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2018 and through the filing of this Quarterly Report.
5.375% Senior Unsecured Notes due 2026
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “Senior Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the Senior Notes semi-annually in arrears on each January 15 and July 15, commencing July 15, 2018. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company, nor is the Company subject to the terms of the indenture governing the Senior Notes.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If CRP experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Notes may require CRP to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to the date of repurchase.
The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2018 and through the filing of this Quarterly Report.
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
Debt issuance costs netted against the principal balance of the Senior Notes amounted to $8.8 million as of June 30, 2018 and $9.2 million as of December 31, 2017.
Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) for the six months ended June 30, 2018 (in thousands):

Asset retirement obligations at January 1, 2018	$12,161
Liabilities acquired	16
Liabilities incurred	670
Liabilities divested and settled	(556)
Accretion expense	383
Revisions to estimated cash flows	(11)
Asset retirement obligations at June 30, 2018	$12,663
ARO reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liability, a corresponding offsetting adjustment is made to the oil and gas property balance.
Note 6—Stock-Based Compensation
Long Term Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of June 30, 2018, the Company had 10,559,339 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Restricted stock awards	$1,989	$1,018	$3,764	$1,874
Stock option awards	2,310	1,967	4,516	3,721
Performance stock units	356	—	708	—
Total stock-based compensation expense	$4,655	$2,985	$8,988	$5,595
Restricted Stock
The following table provides information about restricted stock awards outstanding during the six months ended June 30, 2018:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2017	1,009,716	$17.64
Granted	221,505	18.87
Vested	(75,272)	18.36
Forfeited	(43,298)	17.01
Unvested balance as of June 30, 2018	1,112,651	17.86
The Company grants service-based restricted stock awards to executive officers and employees, which generally vest ratably over a three-year service period, and to directors, which generally vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based upon the grant-date fair value of the award, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $18.87 per share and $18.77 per share for the six months ended June 30, 2018 and 2017, respectively. The total fair value of restricted stock awards that vested during the six months ended June 30, 2018 was $1.4 million, and no awards vested during the six months ended June 30, 2017. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2018 was $14.7 million, which the Company expects to recognize over a weighted average period of 2.0 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing price of the Company’s Class A Common Stock as reported on the NASDAQ on the date of grant.
Compensation cost related to stock options is based on the grant-date fair value of the award, recognized ratably over the applicable vesting period. The Company estimates the fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the weighted average asset volatility of the Company and identified set of comparable companies. Expected term is based on the simplified method and is estimated as the mid-point between the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury bond rates in effect at the grant date for its risk-free interest rates.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the six months ended June 30, 2018:

	For the Six Months Ended June 30,
	2018	2017
Weighted average grant-date fair value per share	$7.82	$7.15
Expected term (in years)	6	6
Expected stock volatility	41.1%	38.1%
Dividend yield	—%	—%
Risk-free interest rate	2.5%	2.0%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,290,001	$16.15
Granted	226,500	18.10
Exercised	(38,332)	15.05
Forfeited	(106,002)	15.86
Outstanding as of June 30, 2018	4,372,167	16.27	8.6	$8,200
Exercisable as of June 30, 2018	1,122,775	15.81	8.4	2,522
Unvested Options at June 30, 2018	3,160,171	16.36	8.6	5,677
As of June 30, 2018, there was $15.3 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.57 years.
Performance Stock Units
During the six months ended June 30, 2018, there was no performance stock units activity. As of June 30, 2018, there was $2.9 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.0 years.
Note 7—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company periodically uses derivative instruments, such as swaps, collars and basis swaps, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flow from operations, returns on capital and other financial results. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
Commodity Swap Contracts. The Company opportunistically uses commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production as well as basis swaps to hedge the difference between the index price and a local index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of June 30, 2018:

	Period	Volume (Bbl)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	July 2018 - September 2018	828,000	9,000	$(2.38)
	October 2018 - December 2018	828,000	9,000	(2.38)
	January 2019 - March 2019	540,000	6,000	(5.34)
	April 2019 - June 2019	91,000	1,000	(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	552,000	6,000	(4.23)

(1)	The crude oil basis swap contracts are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING settlements during the relevant calculation period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps - Henry Hub	January 2019 - December 2019	10,950,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	January 2019 - December 2019	5,475,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu) (2)
Natural gas basis swaps	July 2018 - December 2018	920,000	5,000	$(0.43)
	January 2019 - December 2019	12,775,000	35,000	(1.31)

(1)	The natural gas swap contracts are settled based on the month’s average daily NYMEX price of Henry Hub Natural Gas or Inside FERC’s West Texas WAHA price of natural gas.

(2)
The natural gas basis swap contracts are settled based on the difference between Inside FERC’s West Texas WAHA price of natural gas and the NYMEX price of Henry Hub Natural Gas during the relevant calculation period.

Derivative Instrument Reporting. The Company’s oil and natural gas derivative instruments have not been designated as hedges for accounting purposes; therefore, all gains and losses are recognized in the Company’s Consolidated Statements of Operations. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets, other than derivative instruments that meet the “normal purchase normal sale” exclusion, and any fair value gains and losses are recognized in current period earnings.
The following table presents gains and losses for derivative instruments not designated as hedges for accounting purposes for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net gain (loss) on derivative instruments	$16,697	$2,529	$24,540	$6,288
Offsetting of Derivative Assets and Liabilities. The Company’s commodity derivatives are included in the accompanying Consolidated Balance Sheets as derivative assets and liabilities. The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master netting agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The table below summarizes the fair value amounts and the classification in the Consolidated Balance Sheets of the Company’s derivative contracts outstanding at the respective balance sheet dates. Refer to Note 8—Fair Value Measurements for details of the gross and net derivative assets, liabilities and offset amounts as presented in the Consolidated Balance Sheets.

		Gross Asset/Liability Amounts
(in thousands)	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivative Assets
Derivative instruments	Current assets	$23,991	$720
Derivative instruments	Noncurrent assets	1,622	662
Total derivative assets		$25,613	$1,382
Derivative Liabilities
Derivative instruments	Current liabilities	$1,264	$527
Derivative instruments	Noncurrent liabilities	4,479	—
Total derivative liabilities		$5,743	$527
Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are lenders under CRP’s credit agreement. The Company uses only credit agreement participants to hedge with,

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents the Company’s netted asset or liability positions that have been measured at fair value and where they have been classified within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Balance Sheets
	Level 1	Level 2	Level 3
(in thousands)	June 30, 2018
Financial assets
Commodity derivative asset - current	$—	$23,991	$—	$(1,264)	$22,727
Commodity derivative asset - noncurrent	—	1,622	—	(1,622)	—
Total financial assets	$—	$25,613	$—	$(2,886)	$22,727

Financial liabilities
Commodity derivative liability - current	$—	$1,264	$—	$(1,264)	$—
Commodity derivative liability - noncurrent	—	4,479	—	(1,622)	2,857
Total financial liabilities	$—	$5,743	$—	$(2,886)	$2,857

	December 31, 2017
Financial Assets
Commodity derivative asset - current	$—	$720	$—	$(287)	$433
Commodity derivative asset - noncurrent	—	662	—	—	662
Total financial assets	$—	$1,382	$—	$(287)	$1,095

Financial liabilities
Commodity derivative liability - current	$—	$527	$—	$(287)	$240

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets and derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying values of the amounts outstanding under CRP’s credit agreement, if any, approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company. As of June 30, 2018 and December 31, 2017, the fair value of the Senior Notes was $389.0 million and $407.5 million, respectively, which were determined using quoted market prices for this same debt security, a Level 1 classification in the fair value hierarchy.
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
As of June 30, 2018, the noncontrolling interest ownership of CRP decreased to 4.5% from 5.7% as of December 31, 2017. The decrease was the result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock in March 2018 as discussed in the preceding section above.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Shares of the Company’s unvested restricted stock and performance stock units are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in earnings or losses and are therefore not participating securities. The Company’s shares of Series B Preferred Stock had a non-forfeitable right to participate in distributions with common stockholders on a pro-rata, as-converted basis. All of Company’s shares of Series B Preferred Stock were converted into shares of Class A Common Stock on May 25, 2017 in accordance with their terms. As such, the Company no longer has any participating securities as of June 30, 2018 and 2017.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Class A Common Stock	$63,541	$20,762	$129,631	$30,585
Add: Income from conversion of Class C Common Stock	—	1,477	—	1,995
Adjusted net income attributable to Class A Common Stock	63,541	22,239	129,631	32,580

Basic net earnings per share of Class A Common Stock	$0.24	$0.09	$0.49	$0.14
Diluted net earnings per share of Class A Common Stock	$0.24	$0.09	$0.49	$0.14

Basic weighted average shares of Class A Common Stock outstanding	263,757	223,623	262,547	212,759
Add: Dilutive effects of equity awards	3,249	925	3,554	2,046
Add: Dilutive effects of conversion	—	19,156	—	19,156
Diluted weighted average shares of Class A Common Stock outstanding	267,006	243,704	266,101	233,961
For the three and six months ended June 30, 2018 and 2017, the following shares were excluded from the diluted earnings per share calculation as their impacts were anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Out-of-the-money stock options	643	1,498	407	818
Weighted average shares of Class C Common Stock	12,314	—	13,497	—
Performance stock units	155	—	77	—

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Transactions with Related Parties
The Company obtains services related to its drilling and completion activities from related parties from time to time. The Company believes that the terms of the arrangements with these related parties are no less favorable to either party than those held with unaffiliated parties. The following table summarizes the costs incurred for such services which were either included as part of oil and natural gas properties in the Consolidated Balance Sheet or as lease operating expense in the Consolidated Statements of Operations, as well as the related payables outstanding as of the balance sheet dates:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Costs of goods/services provided
Liberty Oilfield Services, LLC(1)	$—	$27,675	$—	$40,182
Permian Tank and Manufacturing, Inc.(1)	1,780	1,308	3,767	2,365
Oil States International, Inc.(2)	2,106	3,236	4,401	3,932

(in thousands)	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses
Permian Tank and Manufacturing, Inc.(1)	$1,816	$340
Oil States International, Inc.(2)	598	1,518

(1)	These entities are Riverstone affiliates. Riverstone and its affiliates, beneficially own more than 10% equity interest in the Company and are therefore considered related parties.

(2)
Mark G. Papa, the Company’s President, Chief Executive Officer and Chairman of the Board, serves as a director and Chairman of the Board of Oil States International, Inc., an energy services company publicly traded on the New York Stock Exchange (“Oil States”).

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Commitments and Contingencies
Commitments
In 2018, the Company entered into various natural gas transportation agreements whereby it is required to deliver approximately 491,000,000 MMBtu, in aggregate, over a term ranging from one to four years or else pay for any volume deficiencies. These delivery commitments are tied to the Company’s natural gas production, and the aggregate financial obligation under these contracts is $38.7 million, representing the minimum commitments pursuant to the terms of these agreements as of June 30, 2018. Actual expenditures under these contracts may exceed this minimum commitment amount. The following table summarizes the natural gas volumes the Company is required to deliver by period under these agreements as well as its existing natural gas transportation agreements:

Period	Total Volume Commitments (MMBtu)	Volume (MMBtu/d)
July 2018 - December 2018	22,300,000	121,500
January 2019 - December 2019	116,800,000	320,000
January 2020 - December 2020	194,800,000	533,600
January 2021 - December 2021	158,100,000	433,200
January 2022 - October 2022	19,700,000	64,800
Total	511,700,000

In May 2018, the Company entered into a three-year supply agreement to purchase frac sand from an in-basin sand mine in West Texas. Under the terms of the agreement, the Company is obligated to purchase a minimum volume of sand at a fixed sales price. The aggregate financial obligation under this contract is $25.2 million, which represents the minimum commitments pursuant to the terms of the agreement as of June 30, 2018. Actual expenditures under this contract may exceed this minimum commitment amount.
The Company routinely enters into or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. Other than those discussed above, there have been no material, non-routine changes in commitments during the six months ended June 30, 2018. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2017 Annual Report.
Contingencies
The Company may at times be subject to various commercial or regulatory claims, litigation or other legal proceedings that arise in the ordinary course of business. While the outcome of these lawsuits and claims cannot be predicted with certainty, management believes it is remote that the impact of such matters that are reasonably possible to occur will have a material adverse effect on the Company’s financial position, results of operations, or cash flows. Management is unaware of any pending litigation brought against the Company requiring a contingent liability to be recognized as of the date of these consolidated financial statements.
Note 13—Revenues
Revenue from Contracts with Customers
Sales of crude oil and natural gas are recognized at the point control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the price of oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues (in thousands):
Oil sales	$174,156	$70,735	$348,997	$117,416
Natural gas sales	13,721	12,133	32,301	20,374
NGL sales	29,886	8,196	52,363	14,371
Oil and gas sales	$217,763	$91,064	$433,661	$152,161
Oil sales
The Company’s crude oil sales contracts are generally structured whereby oil is delivered to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product. This delivery point is usually at the wellhead or at the inlet of a transportation pipeline. Revenue is recognized when control transfers to the purchaser at the delivery point based on the net price received from the purchaser. Any downstream transportation costs incurred by crude purchasers are reflected as a net reduction to oil sales revenues.
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in accounts receivable, net in the Consolidated Balance Sheet. As of June 30, 2018 and December 31, 2017, such receivable balances were $63.2 million and $52.9 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the six months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14—Subsequent Events
On August 2, 2018, the Company entered into a firm sales agreement with a large diversified crude oil purchaser. Utilizing the purchaser’s existing firm transport capacity out of the Permian Basin, the six-year agreement provides for firm gross sales of 20,000 Bbls/d beginning in January 2019, increasing to 30,000 Bbls/d upon the earlier of (i) the in-service date of the pipeline system that is currently being constructed by Gray Oak Pipeline, LLC, or (ii) June 1, 2020, through the remainder of the agreement. This sales agreement requires the Company to physically deliver the aforementioned volumes of crude oil over the contractual term. The Company believes its current production and reserves are sufficient to fulfill this delivery commitment, but if the physical delivery commitment is not met, a financial obligation may arise. However, the aggregate amount of any such potential financial obligation under this contract is not determinable since the amount and timing of any volumetric shortfalls, as well as the difference between the prevailing market price and contract price at such time, cannot be predicted with accuracy.

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
Market Conditions
The oil and natural gas industry is cyclical, and commodity prices can be volatile. During 2016, global and domestic oil supply continued to outpace demand resulting in ongoing low realized oil and gas prices. In 2017 and thus far into 2018, commodity prices have improved yet remain volatile, and it is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory supply levels, weather conditions, geopolitical, and other factors.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2016:

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$33.49	$45.70	$45.00	$49.27	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07
Natural gas (per MMBtu)	$1.98	$2.25	$2.80	$3.17	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85
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
Lower commodity prices, including realized differentials, in the future could result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement.
2018 Highlights and Future Considerations
Operational Highlights
We operated, on average, a seven-rig drilling program during the first half of 2018 which allowed us to complete 20 gross operated productive wells in the second quarter and 36 gross operated wells year to date. The total number of completed wells during the year had an average effective lateral length of approximately 7,300 feet.
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

On March 2, 2018, we completed the sale of approximately 8,600 undeveloped net acres and 12 gross producing wells located in Reeves County, Texas for a total unadjusted sales price of $140.7 million. The divested acreage represents a largely non-operated position (32% average working interest) on the western portion of Centennial’s acreage in Reeves County. The properties divested consisted of 1,987 MBoe of proved reserves as of December 31, 2017, representing approximately 1% of our proved reserves as of that date, and generated 769 Boe/d (608 Bbls/d) in the first quarter of 2018.
Financing Highlights
On May 4, 2018, the Company entered into an amended and restated credit agreement (the “Amended Agreement”) with a syndicate of banks, the majority of which were lenders to the Company’s existing credit agreement. Under the Amended Agreement, the borrowing base increased from $575.0 million to $800.0 million and aggregate elected commitments increased from $475.0 million to $600.0 million. The Amended Agreement also provided for lower rates and fees compared to the existing credit agreement, with varying rates depending on the percentage of the borrowing base utilized, as follows: the LIBOR margin decreased from the range of 225 to 325 basis points to 150 to 250 basis points; the alternate base rate margin decreased from the range of 125 to 225 basis points to 50 to 150 basis points; and the commitment fees, which are paid on unused amounts of the revolving credit facility, were reduced from 50 basis points to a range of 37.5 to 50 basis points. The credit facility under the Amended Agreement has a term of five years.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Operating revenues (in thousands):
Oil sales	$174,156	$70,735	$103,421	146%
Natural gas sales	13,721	12,133	1,588	13%
NGL sales	29,886	8,196	21,690	265%
Oil and gas sales	$217,763	$91,064	$126,699	139%

Average sales prices:
Oil (per Bbl)	$61.21	$44.57	$16.64	37%
Effect of derivative settlements on average price (per Bbl)	1.69	0.24	1.45	604%
Oil net of hedging (per Bbl)	$62.90	$44.81	$18.09	40%

Average NYMEX price for oil (per Bbl)	$68.07	$48.32	$19.75	41%
Oil differential to NYMEX	(6.86)	(3.75)	(3.11)	83%

Natural gas (per Mcf)	$1.81	$2.78	$(0.97)	(35)%
Effect of derivative settlements on average price (per Mcf)	0.05	(0.02)	0.07	350%
Natural gas net of hedging (per Mcf)	$1.86	$2.76	$(0.90)	(33)%

Average NYMEX price for natural gas (per Mcf)	$2.85	$3.14	$(0.29)	(9)%
Natural gas differential to NYMEX	(1.04)	(0.36)	(0.68)	189%

NGL (per Bbl)	$26.52	$21.34	$5.18	24%

Net production:
Oil (MBbls)	2,845	1,587	1,258	79%
Natural gas (MMcf)	7,572	4,372	3,200	73%
NGL (MBbls)	1,127	384	743	193%
Total (MBoe)	5,235	2,700	2,535	94%

Average daily net production volume:
Oil (Bbls/d)	31,271	17,435	13,836	79%
Natural gas (Mcf/d)	83,205	48,042	35,163	73%
NGL (Bbls/d)	12,389	4,222	8,167	193%
Total (Boe/d)	57,528	29,664	27,864	94%
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended June 30, 2018 were $126.7 million (or 139%) higher than total net revenues for the three months ended June 30, 2017. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 79%, 73% and 193%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin, as well as the producing properties acquired in the GMT Acquisition, which added 64 MBbls of net oil production to our second quarter 2018 results. Since the second quarter 2017, 75 gross operated wells were placed on production in the Delaware Basin, which added 1,879 MBbls of net oil production. The increase in the Company’s operated well count is attributable to the continued ramp up of development drilling activities and a seven-rig drilling program in the first half of 2018. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the second quarter of 2018, however, our production was made up of 46% natural gas and NGL volumes compared to 41% in the second quarter of 2017. This change in our commodity mix was due to the significant increase in NGL volumes (up 193%) between periods, which was primarily a result of the main processor of our wet gas switching from ethane-rejection to ethane-recovery. This switch enabled us to recover an increased amount of ethane from our wet gas. The change to recover a higher portion of ethane started in the second quarter of 2018 and was made due to lower natural gas prices in the Permian Basin and higher ethane prices, which in turn led to stronger ethane processing economics.
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil and NGLs in the second quarter of 2018 compared to the same 2017 period. The average price for oil before the effects of hedging increased 37%, and the average price for NGLs increased 24% between periods. The 37% increase in average realized oil price was a result of higher NYMEX crude prices between periods (average NYMEX prices increased 41%), which were partially offset by lower realizations due to wider oil differentials in the second quarter of 2018. The 24% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the second quarter 2018 as compared to the second quarter of 2017. Conversely, the average realized sales price of natural gas decreased by 35% from second quarter 2017 to second quarter 2018. This decrease was mainly due to significantly wider gas differentials and lower NYMEX prices between periods (average NYMEX gas prices being 9% lower between periods). Both our oil and gas differentials widened during the second quarter 2018 due to anticipated pipeline takeaway capacity constraints expected to impact Permian Basin market differentials.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Operating costs (in thousands):
Lease operating expenses	$19,182	$8,273	$10,909	132%
Severance and ad valorem taxes	14,208	4,723	9,485	201%
Gathering, processing and transportation expenses	15,296	7,403	7,893	107%
Operating costs per Boe:
Lease operating expenses	$3.66	$3.06	$0.60	20%
Severance and ad valorem taxes	2.71	1.75	0.96	55%
Gathering, processing and transportation expenses	2.92	2.74	0.18	7%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended June 30, 2018 increased $10.9 million compared to the three months ended June 30, 2017. Higher LOE for the second quarter of 2018 was primarily related to a $10.5 million increase in expense associated with a higher well count. We had 217 gross operated horizontal wells as of June 30, 2018 as compared to 158 gross operated horizontal wells as of June 30, 2017. The increase in well count was mainly the result of successful drilling activity which added 75 gross operated wells since the second quarter of 2017, which was partially offset by divestiture activity. Workover activity remained relatively consistent between periods at $2.6 million and $2.2 million for the second quarter of 2018 and 2017, respectively.
LOE on a per Boe basis increased when comparing the second quarter of 2018 to the same 2017 period. LOE per Boe was $3.66 for the second quarter of 2018, which represents an increase of $0.60 per Boe from the second quarter of 2017. This increase in rate was mainly due to higher costs associated with water handling and equipment rentals for our existing and newly completed wells.
Severance and Ad Valorem Taxes.  Severance taxes are primarily based on the market value of production at the wellhead, and ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance taxes for the three months ended June 30, 2018 increased $6.6 million compared to the three months ended June 30, 2017 primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of total net revenues increased to 7% for the three months ended June 30, 2018 as compared to 5% in 2017 due to increased ad valorem taxes of $2.9 million between periods, associated with higher well count and higher oil and gas property values.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended June 30, 2018 increased $7.9 million compared to the three months ended June 30, 2017 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and transportation and gathering costs being incurred between periods.

On a per Boe basis, GP&T increased 7% from $2.74 for the second quarter of 2017 to $2.92 per Boe for the second quarter of 2018. This increase in rate was primarily due to a change in our commodity mix whereby a higher percentage of our total production was made up of natural gas and NGL volumes during the second quarter of 2018, and thus a higher proportion of our production during this 2018 period was subject to gas gathering and transportation charges as well as gas processing fees. Conversely, on a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate decreased 4% between periods from $6.65 to $6.40 for the second quarters of 2017 and 2018, respectively. This decrease was attributable to lower natural gas prices between periods, which are a cost component of gas processing fees.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2018	2017
Depreciation, depletion and amortization	$74,946	$34,300
Depreciation, depletion and amortization per Boe	14.32	12.70
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended June 30, 2018, DD&A expense amounted to $74.9 million, an increase of $40.6 million over the same 2017 period. This higher DD&A in 2018 was related to increases in overall production volumes as well as higher DD&A rates between periods, which resulted in $32.1 million and $8.5 million, respectively, of incremental DD&A expense being incurred during the second quarter of 2018.
DD&A per Boe was $14.32 for the second quarter of 2018 compared to $12.70 for the same period in 2017. The primary factor contributing to this higher DD&A rate was increased drilling and completion costs incurred for new wells completed and placed on production over the past 12 months.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2018	2017
Stock-based compensation expense	$489	$427
Exploratory dry hole costs	174	—
Geological and geophysical costs	1,204	862
Exploration expense	$1,867	$1,289
Exploration expense was $1.9 million for the three months ended June 30, 2018 compared to $1.3 million for the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily related to increased salaries and related expenses of G&G personnel as a result of four geologists added to our staff since the second quarter of 2017.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2018	2017
Stock-based compensation expense	$4,166	$2,558
Cash general and administrative expenses	9,643	9,264
General and administrative expenses	$13,809	$11,822
G&A expenses for the three months ended June 30, 2018 were $13.8 million compared to $11.8 million for the three months ended June 30, 2017. The higher G&A expenses incurred in 2018 were primarily due to $1.9 million in increased employee salaries and payroll burdens and $1.6 million in higher stock-based compensation compared to the prior year period. G&A personnel costs were higher during the second quarter of 2018 due to the number of administrative employees increasing from 80 as of June 30, 2017 to 104 as of June 30, 2018. These increases were partially offset by lower professional fees and transaction costs incurred during the second quarter of 2018 as compared to second quarter of 2017.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2018	2017
Credit facility	$687	$586
Senior Notes	5,375	—
Amortization of debt issuance costs	427	121
Interest capitalized	(698)	—
Total	$5,791	$707
Interest expense was $5.1 million higher for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to the issuance of Senior Notes in November 2017, which was partially offset by capitalized interest.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2018	2017
Cash derivative settlement gain	$5,163	$273
Non-cash mark-to-market derivative gain	11,534	2,256
Net gain (loss) on derivative instruments	$16,697	$2,529
Income Tax Expense. During the three months ended June 30, 2018 and 2017, the Company recognized income tax expense amounting to $19.9 million and $9.1 million, respectively. The increase in income tax expense for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in taxable income during the second quarter of 2018, partially offset by a lower effective federal tax rate. The enactment of the Jobs Act in December 2017 reduced the corporate tax rate to 21%.
The Company's provision for income taxes for the second quarter of 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table provides the components of our revenues for the periods indicated, as well as each period’s respective average prices and production volumes:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Operating revenues (in thousands):
Oil sales	$348,997	$117,416	$231,581	197%
Natural gas sales	32,301	20,374	11,927	59%
NGL sales	52,363	14,371	37,992	264%
Oil and gas sales	$433,661	$152,161	$281,500	185%

Average sales prices:
Oil (per Bbl)	$61.37	$46.39	$14.98	32%
Effect of derivative settlements on average price (per Bbl)	0.89	0.05	0.84	1,680%
Oil net of hedging (per Bbl)	$62.26	$46.44	$15.82	34%

Average NYMEX price for oil (per Bbl)	$65.55	$50.05	$15.50	31%
Oil differential to NYMEX	(4.18)	(3.66)	(0.52)	14%

Natural gas (per Mcf)	$2.12	$2.83	$(0.71)	(25)%
Effect of derivative settlements on average price (per Mcf)	0.03	(0.04)	0.07	175%
Natural gas net of hedging (per Mcf)	$2.15	$2.79	$(0.64)	(23)%

Average NYMEX price for natural gas (per Mcf)	$2.96	$3.10	$(0.14)	(5)%
Natural gas differential to NYMEX	(0.84)	(0.27)	(0.57)	211%

NGL (per Bbl)	$27.99	$22.81	$5.18	23%

Net production:
Oil (MBbls)	5,687	2,531	3,156	125%
Natural gas (MMcf)	15,255	7,205	8,050	112%
NGLs (MBbls)	1,871	630	1,241	197%
Total (MBoe)	10,101	4,362	5,739	132%

Average daily net production volume:
Oil (Bbls/d)	31,421	13,982	17,439	125%
Natural gas (Mcf/d)	84,283	39,807	44,476	112%
NGLs (Bbls/d)	10,340	3,481	6,859	197%
Total (Boe/d)	55,808	24,097	31,711	132%
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the six months ended June 30, 2018 were $281.5 million, or 185%, higher than total net revenues for the six months ended June 30, 2017. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 125%, 112% and 197%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin, as well as the producing properties acquired in the GMT Acquisition, which added 154 MBbls of net oil production to our first half 2018 results. Since the second quarter 2017, 75 gross wells were placed on production in the Delaware Basin, which added 3,561 MBbls of net oil production. The increase in the Company’s operated well count is attributable to the continued ramp up of development drilling activities and a seven-rig drilling program in the first half of 2018. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the first half of 2018, however, our production was made up of 44% natural gas and NGL volumes compared to 42% in the first half of 2017. This change in our commodity mix was due to the significant increase in NGL volumes (up 197%) between periods, which was primarily a result of the main processor of our wet gas switching from ethane-rejection to ethane-recovery. This switch enabled us to recover an increased amount of ethane from our wet gas. The change to recover a higher portion of ethane started in the second quarter of 2018 and was made due to lower gas prices in the Permian Basin and higher ethane prices, which in turn led to stronger ethane processing economics.
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil and NGLs in the first half of 2018 compared to the same 2017 period. The average price for oil before the effects of hedging increased 32%, and the average price for NGLs increased 23% between periods. The 32% increase in the average realized oil price was primarily the result of higher NYMEX crude prices between periods (average NYMEX oil prices increased 31%). The overall 23% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products. Conversely, the average realized sales price of natural gas decreased by 25% from the first half of 2017 to first half of 2018. This decrease was mainly due to significantly wider gas differentials in the Permian Basin in 2018 due to anticipated pipeline takeaway capacity constraints and lower NYMEX prices between periods (average NYMEX gas prices being 5% lower between periods).
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
Operating costs (in thousands):
Lease operating expenses	$35,458	$15,551	$19,907	128%
Severance and ad valorem taxes	28,381	7,910	20,471	259%
Gathering, processing and transportation expenses	29,124	12,647	16,477	130%
Operating costs per Boe:
Lease operating expenses	$3.51	$3.57	$(0.06)	(2)%
Severance and ad valorem taxes	2.81	1.81	1.00	55%
Gathering, processing and transportation expenses	2.88	2.90	(0.02)	(1)%
Lease Operating Expenses. LOE for the six months ended June 30, 2018 increased $19.9 million as compared to the six months ended June 30, 2017. Higher LOE for the first half of 2018 was primarily related to a $19.1 million increase in expense associated with a higher well count. We had 217 gross operated horizontal wells as of June 30, 2018 compared to 158 gross operated horizontal wells as of June 30, 2017. The increase in well count was mainly the result of successful drilling activity which added 75 gross operated wells since the second quarter of 2017, which was partially offset by divestiture activity. In addition, workover activity increased $0.8 million between periods as a result of our higher well count.
LOE on a per Boe basis, on the other hand, decreased when comparing the first half of 2018 to the same 2017 period. LOE per Boe was $3.51 for the six months ended June 30, 2018, which represents a decrease of $0.06 per Boe from the comparable 2017 period. This decrease in rate was mainly due to flush production from new wells we drilled and completed over the past 12 months, which has effect of reducing fixed and semi-variable costs on a per Boe basis. This decrease was partially offset by higher costs incurred in the first half of 2018 related to water handling and equipment rentals.
Severance and Ad Valorem Taxes. Severance taxes are primarily based on the market value of our production at the wellhead and ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance taxes for the first half of 2018 increased $14.8 million compared to the same 2017 period primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of total net revenues increased to 7% for the six months ended June 30, 2018 as compared to 5% in 2017 due to increased ad valorem taxes of $5.7 million between periods, associated with higher well count and higher oil and gas property values.
Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2018 increased $16.5 million compared to the six months ended June 30, 2017 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and transportation and gathering costs being incurred between periods.

On a per Boe basis, GP&T decreased 1% from $2.90 for the first half of 2017 to $2.88 per Boe for the first half of 2018. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate decreased 4% between periods to $6.60 from $6.91 for the first half of 2018 and 2017, respectively. This decrease was primarily the result of lower rates on our primary gas contract due to processing rebates received for new wells connected to the plant.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Depreciation, depletion and amortization	$140,956	$60,460
Depreciation, depletion and amortization per Boe	13.95	13.86
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserve or proved developed reserves. For the six months ended June 30, 2018, DD&A expense amounted to $141.0 million, an increase of $80.5 million over the same 2017 period. This higher DD&A in 2018 was related to increases in overall production volumes as well as higher DD&A rates between periods, which resulted in $79.2 million and $1.3 million, respectively, of incremental DD&A expense being incurred during the first half of 2018.
DD&A per Boe was $13.95 for the first half of 2018 compared to $13.86 for the same period in 2017. The primary factor contributing to this higher DD&A rate was increased drilling and completion costs incurred for new wells completed and placed on production over the past 12 months.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Stock-based compensation expense	$870	$667
Exploratory dry hole costs	395	—
Geological and geophysical costs	4,049	1,803
Exploration expense	$5,314	$2,470
Exploration was $5.3 million for the six months ended June 30, 2018 compared to $2.5 million for the same prior year period. Exploration expense mainly consists of topographical studies, G&G projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to increased G&G projects and seismic studies of $2.2 million.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Stock-based compensation expense	$8,118	$4,928
Cash general and administrative expenses	19,988	17,778
General and administrative expenses	$28,106	$22,706
G&A expenses for the six months ended June 30, 2018 were $28.1 million compared to $22.7 million for the six months ended June 30, 2017. The higher G&A expenses incurred in 2018 were primarily due to $3.6 million in increased employee salaries and payroll burdens and $3.2 million in higher stock-based compensation compared to the prior year period. G&A personnel costs were substantially higher during the first half of 2018 due to the number of administrative employees increasing from 80 as of June 30, 2017 to 104 as of June 30, 2018. These increases were partially offset by lower professional fees and transaction costs incurred during the first half of 2018 as compared to first half of 2017.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Credit facility	$1,470	$903
Senior Notes	10,750	—
Amortization of debt issuance costs	806	214
Interest capitalized	(1,422)	—
Total	$11,604	$1,117
Interest expense was $10.5 million higher for the six months ended June 30, 2018 compared to the same 2017 period primarily due to the issuance of Senior Notes in November 2017, which was partially offset by capitalized interest.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Cash derivative settlement gain (loss)	$5,524	$(124)
Non-cash mark-to-market derivative gain	19,016	6,412
Net gain (loss) on derivative instruments	$24,540	$6,288
Income Tax Expense. During the six months ended June 30, 2018 and 2017, the Company recognized income tax expense amounting to $39.1 million and $9.1 million, respectively. The increase in income tax expense for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to an increase in taxable income during the first half of 2018 and the release of $5.1 million of the Company’s deferred tax asset valuation allowance in the first half of 2017, partially offset by a lower effective federal tax rate. The enactment of the Jobs Act in December 2017 reduced the corporate tax rate to 21%.
The Company's provision for income taxes for the first half of 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.
Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant operating and capital expenditures. Historically, our primary sources of liquidity have been borrowings under CRP’s revolving credit facility, cash flows from operations, and offerings of debt and equity securities. To date, our primary use of capital has been for the development and acquisition of oil and natural gas properties.
The following table summarizes our capital expenditures incurred for the six months ended June 30, 2018:

(in millions)	For the Six Months Ended June 30, 2018
Drilling and completion capital expenditures	$344.5
Facilities, infrastructure and other (1)	84.5
Land	12.5
Total capital expenditures	$441.5

(1)
Facilities, infrastructure and other includes $65.0 million of well-level facility costs. In previous years, these costs were presented within drilling and completion capital expenditures. This presentation change was made to conform our drilling and completion capital expenditures to that of our peer group and to also present costs consistently with our 2018 capital expenditure guidance.

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
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of these capital expenditures. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including, but not limited to, the success of our drilling activities; prevailing and anticipated prices for oil and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for the remainder of 2018, we believe that our cash flow from operations and borrowings under our credit facility will provide us with sufficient liquidity to execute our current capital program. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt and equity securities, asset sales, or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$323,902	$93,140
Net cash used in investing activities	(433,371)	(595,325)
Net cash provided by financing activities	26,274	368,102
During the six months ended June 30, 2018, we generated $323.9 million of cash from operating activities, an increase of $230.8 million from the same period in 2017. Cash provided by operating activities increased primarily due to higher net income between periods as a result of increased crude oil, natural gas and NGL production volumes, higher realized sales prices for crude oil and NGLs and higher cash derivative settlements. These positive factors were partially offset by higher operating expenses and interest expense during the six months ended June 30, 2018 as compared to the same period in 2017. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in certain expenses between periods.
During the six months ended June 30, 2018, cash flows from operating activities, cash on hand, proceeds from sales of oil and natural gas properties, and $30.0 million in net borrowings under our credit facility were used to finance $469.0 million of drilling and development expenditures and $107.2 million in oil and gas property acquisitions.
During the six months ended June 30, 2017, cash flows from operating activities and cash on hand were used to finance $198.3 million of drilling and development expenditures, while $333.5 million in net proceeds from the issuance of Class A common shares together with cash on hand, $35.0 million in net borrowings under our credit facility, and proceeds from the sale of oil and gas properties were used to finance $405.2 million in oil and gas property acquisitions.
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of June 30, 2018, had a borrowing base of $800.0 million and elected commitments of $600.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. The Company had $30.0 million borrowings outstanding and $569.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.

The amount available to be borrowed under the Company’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin ranging from 150 to 250 basis points, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee on unused amounts under its facility of a range of 37.5 to 50 basis points. CRP may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
CRP’s credit agreement contains restrictive covenants that limit its ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make or declare dividends; (v) enter into commodity hedges exceeding a specified percentage of CRP’s expected production; (vi) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (vii) incur liens; (viii) sell assets; and (ix) engage in transactions with affiliates.
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of June 30, 2018 and through the filing of this Quarterly Report.
5.375% Senior Unsecured Notes due 2026
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “Senior Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the Senior Notes semi-annually in arrears on each January 15 and July 15, commencing July 15, 2018. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company, nor is the Company subject to the terms of the indenture governing the Senior Notes.

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

The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2018 and through the filing of this Quarterly Report.

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
Contractual Obligations
The Company’s contractual obligations include drilling rig commitments, office leases, water disposal agreements, purchase obligations, asset retirement obligations, long-term debt obligations, cash interest expense on long-term debt obligations and transportation and gathering agreements. Since December 31, 2017, there have not been any significant, non-routine changes in our contractual obligations, other than additional agreements as discussed in Note 12—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2018 to the methodology applied by management for critical accounting policies previously disclosed in our 2017 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2017 Annual Report for a discussion of our critical accounting policies and estimates.
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
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the first half of 2018, our income before income taxes for the six months ended June 30, 2018 would have moved up or down $34.9 million for each 10% change in oil prices per Bbl, $5.2 million for each 10% change in NGL prices per Bbl, and $3.3 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments, such as collars, swaps and basis swaps, to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices and may partially limit our potential gains from future increases in prices. Our credit agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The following table summarizes the terms of the swap contracts the Company had in place as of June 30, 2018 and additional contracts entered into through August 1, 2018. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of June 30, 2018:

	Period	Volume (Bbl)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	July 2018 - September 2018	828,000	9,000	$(2.38)
	October 2018 - December 2018	828,000	9,000	(2.38)
	January 2019 - March 2019	540,000	6,000	(5.34)
	April 2019 - June 2019	91,000	1,000	(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	The oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING settlements, during the relevant calculation period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps - Henry Hub	January 2019 - December 2019	10,950,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	January 2019 - December 2019	5,475,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu) (2)
Natural gas basis swaps	July 2018 - December 2018	920,000	5,000	$(0.43)
	January 2019 - December 2019	12,775,000	35,000	(1.31)

(1)	The natural gas swap contracts are settled based on the month’s average daily NYMEX price of Henry Hub Natural Gas or Inside FERC’s West Texas WAHA price of natural gas.

(2)
The natural gas basis swap contracts are settled based on the difference between Inside FERC’s West Texas WAHA price of natural gas and the NYMEX price of Natural Gas during the relevant calculation period.

Changes in the fair value of derivative contracts from December 31, 2017 to June 30, 2018, are presented below:

(in thousands)	Commodity derivative contracts
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2017	$855
Contracts settled	(334)
Change in the futures curve of forecasted commodity prices	13,607
Contracts added	5,742
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2018	$19,870
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2018 would cause a $3.7 million increase or decrease, respectively, in this fair value asset, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of June 30, 2018 would cause a $2.0 million increase or decrease, respectively, in this fair value asset.
Interest Rate Risk
The Company’s ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in the Company’s credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes the Company to interest rate risk if we have borrowings outstanding.
At June 30, 2018, the Company had $30.0 million of debt outstanding under its credit agreement, with a weighted average interest rate of 3.56%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $0.3 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The Company’s remaining long-term debt balance of $391.2 million consists of our Senior Notes, which has a fixed interest rate; therefore, this balance is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.6*	Amendment No. 3 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of June 15, 2018.
10.1
Second Amended and Restated Credit Agreement, dated as of May 4, 2018, among Centennial Resource Production, LLC, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 7, 2018).

10.2
Purchase and Sale Agreement, dated as of August 2, 2018, between Centennial Resource Production, LLC and BP North America Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.3*#	Amended and Restated Non-Employee Director Compensation Program.
10.4*#	Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date:	August 6, 2018