Form 10-Q
period 2018-09-30
Centennial Resource Development, Inc.
filed 2018-11-05
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2018, there were 264,257,387 shares of Class A Common Stock, par value $0.0001 per share and 12,003,183 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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
Voting common stock. Our Class A Common Stock and Class C Common Stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management's current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$58,922	$117,315
Accounts receivable, net	88,817	78,786
Derivative instruments	3,871	433
Prepaid and other current assets	14,277	6,051
Total current assets	165,887	202,585
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,801,965	1,952,680
Proved properties	2,402,331	1,602,002
Accumulated depreciation, depletion and amortization	(395,675)	(173,906)
Total oil and natural gas properties, net	3,808,621	3,380,776
Other property and equipment, net	7,828	5,465
Total property and equipment, net	3,816,449	3,386,241
Noncurrent assets
Derivative instruments	—	662
Other noncurrent assets	35,036	27,081
TOTAL ASSETS	$4,017,372	$3,616,569

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$210,608	$199,533
Derivative instruments	—	240
Other current liabilities	655	—
Total current liabilities	211,263	199,773
Noncurrent liabilities
Long-term debt, net	531,390	390,764
Asset retirement obligations	13,156	12,161
Deferred tax liability	53,380	9,899
Derivative instruments	2,437	—
Other long-term liabilities	540	—
Total liabilities	812,166	612,597
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 265,771,082 shares issued and 264,214,812 shares outstanding at September 30, 2018 and 261,337,636 shares issued and 260,327,920 shares outstanding at December 31, 2017	27	26
Class C (Convertible): 12,003,183 and 15,661,338 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	2
Additional paid-in capital	2,827,756	2,767,558
Retained earnings	235,558	66,639
Total shareholders’ equity	3,063,342	2,834,225
Noncontrolling interest	141,864	169,747
Total equity	3,205,206	3,003,972
TOTAL LIABILITIES AND EQUITY	$4,017,372	$3,616,569
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues
Oil and gas sales	$234,880	$111,611	$668,541	$263,772
Operating expenses
Lease operating expenses	23,706	11,373	59,164	26,924
Severance and ad valorem taxes	14,410	6,448	42,791	14,358
Gathering, processing and transportation expenses	16,090	9,925	45,214	22,572
Depreciation, depletion and amortization	83,423	42,387	224,379	102,847
Impairment and abandonment expenses	8,612	—	10,396	(29)
Exploration expense	2,712	1,622	8,026	4,092
General and administrative expenses	16,561	13,311	44,667	36,017
Total operating expenses	165,514	85,066	434,637	206,781

Income from operations	69,366	26,545	233,904	56,991

Other income (expense)
Gain (loss) on sale of oil and natural gas properties	52	(141)	(74)	7,216
Interest expense	(6,534)	(1,015)	(18,138)	(2,132)
Net gain (loss) on derivative instruments	(9,571)	(896)	14,969	5,392
Other income (expense)	13	—	(4)	—
Other income (expense)	(16,040)	(2,052)	(3,247)	10,476

Income before income taxes	53,326	24,493	230,657	67,467
Income tax expense	(11,652)	(8,233)	(50,729)	(17,302)
Net income	41,674	16,260	179,928	50,165
Less: Net income attributable to noncontrolling interest	2,386	1,813	11,009	5,133
Net income attributable to Class A Common Stock	$39,288	$14,447	$168,919	$45,032

Income per share of Class A Common Stock:
Basic	$0.15	$0.06	$0.64	$0.20
Diluted	$0.15	$0.06	$0.63	$0.19
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$179,928	$50,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	224,379	102,847
Stock-based compensation expense	14,329	9,420
Undeveloped leasehold abandonment expense	10,396	(29)
Exploratory dry hole cost	395	—
Deferred tax expense	50,729	17,302
(Gain) loss on sale of oil and natural gas properties	74	(7,216)
Non-cash mark-to-market derivative gain	(579)	(5,126)
Amortization of debt issuance costs	1,258	348
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,327)	(28,172)
(Increase) decrease in prepaid and other assets	(52)	(12,890)
Increase (decrease) in accounts payable and other liabilities	32,165	10,501
Net cash provided by operating activities	494,695	137,150
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(114,870)	(419,471)
Drilling and development capital expenditures	(723,100)	(354,515)
Purchases of other property and equipment	(4,409)	(3,482)
Proceeds from sales of oil and natural gas properties	147,413	10,714
Net cash used in investing activities	(694,966)	(766,754)
Cash flows from financing activities:
Issuance of Class A common shares	—	340,750
Underwriters discount and offering costs	—	(7,233)
Proceeds from revolving credit facility	295,000	190,000
Repayment of revolving credit facility	(155,000)	(25,000)
Proceeds from stock options exercised	847	—
Restricted stock used for tax withholdings	(1,119)	—
Debt issuance costs	(4,217)	(415)
Net cash provided by financing activities	135,511	498,102
Net decrease in cash and cash equivalents and restricted cash	(64,760)	(131,502)
Cash and cash equivalents and restricted cash, beginning of period	125,915	134,083
Cash, cash equivalents and restricted cash, end of period	$61,155	$2,581
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental cash flow information and non-cash activity (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Supplemental cash flow information
Cash paid for interest	$15,587	$1,915
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$97,844	$102,152
Asset retirement obligations incurred, including revisions to estimates	1,040	1,016
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows:

	For the Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$58,922	$2,581
Restricted cash(1)	2,233	—
Total cash, cash equivalents and restricted cash	$61,155	$2,581

(1)	Included in Prepaid and other current assets line item on the Consolidated Balance Sheets

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,236	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	841	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(9)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series B preferred shares to Class A common shares	26,100	3	—	—	—	—	(104)	—	(3)	—	—	—	—
Sale of unregistered Class A common shares	23,500	2	—	—	—	—	—	—	340,748	—	340,750	—	340,750
Underwriters' discount and offering expense	—	—	—	—	—	—	—	—	(7,233)	—	(7,233)	—	(7,233)
Stock-based compensation	—	—	—	—	—	—	—	—	9,420	—	9,420	—	9,420
Change in equity due to issuance of shares by Centennial Resource Production, LLC	—	—	—	—	—	—	—	—	(2,682)	—	(2,682)	2,682	—
Net income	—	—	—	—	—	—	—	—	—	45,032	45,032	5,133	50,165
Balance at September 30, 2017	257,760	$26	19,156	$2	—	$—	—	$—	$2,704,298	$36,103	$2,740,429	$205,608	$2,946,037

Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	919	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(136)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(60)	—	—	—	—	—	—	—	(1,119)	—	(1,119)	—	(1,119)
Option Exercises	52	—	—	—	—	—	—	—	847	—	847	—	847
Stock-based compensation	—	—	—	—	—	—	—	—	14,329	—	14,329	—	14,329
Conversion of common shares from Class C to Class A, net of tax	3,658	1	(3,658)	(1)	—		—	—	46,141	—	46,141	(38,892)	7,249
Net income	—	—	—	—	—	—	—	—	—	168,919	168,919	11,009	179,928
Balance at September 30, 2018	265,771	$27	12,003	$1	—	$—	—	$—	$2,827,756	$235,558	$3,063,342	$141,864	$3,205,206

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 (the “2017 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2017 Annual Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates the disclosure requirements for fair value measurements in Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC Topic 820”). Certain disclosure requirements under ASC Topic 820 were removed, modified or added in order to improve the effectiveness of the fair value note to the financial statement. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. The Company is currently assessing the impact of this update on the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This update applies to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. The Company adopted ASU 2016-15 in the first quarter of 2018. As a result of adoption, there were no changes to the presentation of cash flow activities in the statement of cash flows for the nine months ended September 30, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which created ASC Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in 2018, the FASB issued various ASUs which provide a practical expedient for the evaluation of existing land easement agreements, optionality in the adoption transition method, and additional implementation guidance. ASC Topic 842 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. ASC Topic 842 will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company will adopt this guidance as of January 1, 2019, the effective date, and plans to recognize a cumulative-effect adjustment at the time of adoption. Although the Company is still in the process of evaluating the effect of adopting ASC Topic 842 and its related amendments, the adoption is expected to result in the recognition of assets and liabilities on its Consolidated Balance Sheet for current operating leases such as drilling rig contracts and office rental agreements. The Company is continuing to evaluate existing arrangements to determine if they qualify for lease accounting under ASC Topic 842.
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
The acquisition was recorded as an asset acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, the purchase consideration has been allocated to the oil and natural gas properties based on their relative fair values measured as of the acquisition date. After settlement statement adjustments of $0.2 million, the Company paid a net purchase price of $94.5 million. On a relative fair value basis, $80.7 million was allocated to unproved properties and $13.8 million to proved properties. Transaction costs incurred and capitalized as of September 30, 2018, amounted to $0.2 million and mainly consisted of advisory and legal fees.
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
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accrued oil and gas sales receivable, net	$68,128	$52,891
Joint interest billings	20,093	25,256
Receivables for divestitures	416	—
Other	180	639
Accounts receivable, net	$88,817	$78,786
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accounts payable	$27,252	$64,004
Accrued capital expenditures	107,786	90,511
Revenues payable	47,995	23,390
Accrued interest	5,310	1,936
Accrued employee compensation and benefits	7,338	8,350
Accrued expenses and other	14,927	11,342
Accounts payable and accrued expenses	$210,608	$199,533

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of September 30, 2018, had a borrowing base of $800.0 million and elected commitments of $600.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of September 30, 2018, the Company had $140.0 million borrowings outstanding and $459.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.
The amount available to be borrowed under the Company’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. In connection with the October 2018 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $800.0 million to $1.0 billion and the lenders increased their aggregate elected commitments from $600.0 million to $800.0 million.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with the covenants and the financial ratios described above as of September 30, 2018 and through the filing of this Quarterly Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2018 and through the filing of this Quarterly Report.
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
Debt issuance costs netted against the principal balance of the Senior Notes amounted to $8.6 million as of September 30, 2018 and $9.2 million as of December 31, 2017.
Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) for the nine months ended September 30, 2018 (in thousands):

Asset retirement obligations at January 1, 2018	$12,161
Liabilities acquired	42
Liabilities incurred	1,051
Liabilities divested and settled	(672)
Accretion expense	585
Revisions to estimated cash flows	(11)
Asset retirement obligations at September 30, 2018	$13,156
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
Note 6—Stock-Based Compensation
Long Term Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of September 30, 2018, the Company had 9,795,116 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Restricted stock awards	$2,393	$1,490	$6,157	$3,364
Stock option awards	2,337	2,104	6,853	5,825
Performance stock units	611	231	1,319	231
Total stock-based compensation expense	$5,341	$3,825	$14,329	$9,420
Restricted Stock
The following table provides information about restricted stock awards outstanding during the nine months ended September 30, 2018:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2017	1,009,716	$17.64
Granted	919,306	18.38
Vested	(236,701)	16.92
Forfeited	(136,051)	17.70
Unvested balance as of September 30, 2018	1,556,270	18.18
The Company grants service-based restricted stock awards to executive officers and employees, which generally vest ratably over a three-year service period, and to directors, which generally vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based upon the grant-date fair value of the award, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $18.38 per share and $17.21 per share for the nine months ended September 30, 2018 and 2017, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2018 was $4.4 million, and no awards vested during the nine months ended September 30, 2017. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2018 was $23.5 million, which the Company expects to recognize over a weighted average period of 2.3 years.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Weighted average grant-date fair value per share	$7.74	$7.15
Expected term (in years)	6	6
Expected stock volatility	41.4%	38.1%
Dividend yield	—%	—%
Risk-free interest rate	2.6%	2.0%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,290,001	$16.15
Granted	358,500	17.78
Exercised	(52,331)	16.18		$192
Forfeited	(225,337)	15.80
Expired	(4,166)	16.60
Outstanding as of September 30, 2018	4,366,667	16.30	8.4	24,218
Exercisable as of September 30, 2018	1,223,811	15.98	8.2	7,179
The total fair value of stock options that vested during the nine months ended September 30, 2018 was $3.7 million, and no awards vested during the nine months ended September 30, 2017. As of September 30, 2018, there was $13.5 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.6 years.
Performance Stock Units
The Company grants to certain executive officers performance stock units that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. The market-based conditions must be met in order for the stock awards to vest, and it is, therefore, possible that no shares could vest. However, the Company recognizes compensation expense for the performance stock units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not and compensation expense is not reversed if vesting does not actually occur.
The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of our common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Weighted average grant-date fair value per share	$22.35	$21.53
Number of simulations	1,000,000	1,000,000
Expected stock volatility	40.2%	41.6%
Dividend yield	—%	—%
Risk-free interest rate	2.8%	1.5%

The following table provides information about performance stock units outstanding during the nine months ended September 30, 2018:

	Awards	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2017	193,391	$21.53
Vested	—	—
Granted	193,068	22.35
Forfeited	—	—
Outstanding as of September 30, 2018	386,459	21.94

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2018, there was $6.6 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.4 years.
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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of September 30, 2018:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	October 2018 - December 2018	828,000	9,000	$(2.38)
	January 2019 - March 2019	540,000	6,000	(5.34)
	April 2019 - June 2019	91,000	1,000	(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	The oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during the relevant calculation period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps - Henry Hub	January 2019 - December 2019	10,950,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	January 2019 - December 2019	5,475,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu) (2)
Natural gas basis swaps	October 2018 - December 2018	460,000	5,000	$(0.43)
	January 2019 - December 2019	12,775,000	35,000	(1.31)

(1)	The natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas as of the specified settlement date, as applicable.

(2)	The natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during the relevant calculation period.

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
The following table presents gains and losses for derivative instruments not designated as hedges for accounting purposes for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net gain (loss) on derivative instruments	$(9,571)	$(896)	$14,969	$5,392
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

		Gross Asset/Liability Amounts
(in thousands)	Balance Sheet Classification	September 30, 2018	December 31, 2017
Derivative Assets
Derivative instruments	Current assets	$10,184	$720
Derivative instruments	Noncurrent assets	418	662
Total derivative assets		$10,602	$1,382
Derivative Liabilities
Derivative instruments	Current liabilities	$6,313	$527
Derivative instruments	Noncurrent liabilities	2,855	—
Total derivative liabilities		$9,168	$527
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

The following table presents the Company’s netted asset or liability positions that have been measured at fair value and where they have been classified within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements
	Gross Amounts of Assets and Liabilities			Netting Adjustments(1)	Net Amounts Presented on the Balance Sheets
	Level 1	Level 2	Level 3
(in thousands)	September 30, 2018
Financial assets
Commodity derivative asset - current	$—	$10,184	$—	$(6,313)	$3,871
Commodity derivative asset - noncurrent	—	418	—	(418)	—
Total financial assets	$—	$10,602	$—	$(6,731)	$3,871

Financial liabilities
Commodity derivative liability - current	$—	$6,313	$—	$(6,313)	$—
Commodity derivative liability - noncurrent	—	2,855	—	(418)	2,437
Total financial liabilities	$—	$9,168	$—	$(6,731)	$2,437

	December 31, 2017
Financial Assets
Commodity derivative asset - current	$—	$720	$—	$(287)	$433
Commodity derivative asset - noncurrent	—	662	—	—	662
Total financial assets	$—	$1,382	$—	$(287)	$1,095

Financial liabilities
Commodity derivative liability - current	$—	$527	$—	$(287)	$240

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Nonrecurring Fair Value Measurements
The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and natural gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Property Acquisitions and Divestiture for additional information on the fair value of assets acquired.
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
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities. The carrying values of the amounts outstanding under CRP’s credit agreement, if any, approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company. As of September 30, 2018 and December 31, 2017, the fair value of the Senior Notes was $399.0 million and $407.5 million, respectively, which were determined using quoted market prices for this same debt security, a Level 1 classification in the fair value hierarchy.
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
Noncontrolling Interest
The noncontrolling interest relates to CRP Common Units that were originally issued to the Centennial Contributors in connection with the Business Combination and continue to be held by holders other than the Company. At the date of the Business Combination, the noncontrolling interest represented 10.9% of the ownership in CRP. The noncontrolling interest percentage is affected by various equity transactions such as CRP Common Unit and Class C Common Stock exchanges and Class A Common Stock activities.
As of September 30, 2018, the noncontrolling interest ownership of CRP decreased to 4.3% from 5.7% as of December 31, 2017. The decrease was mainly the result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock.
The Company consolidates the financial position, results of operations and cash flows of CRP and reflects that portion retained by other holders of CRP Common Units as a noncontrolling interest. Refer to the Consolidated Statements of Shareholders’ Equity for a summary of the activity attributable to the noncontrolling interest during the period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Shares of the Company’s unvested restricted stock and performance stock units are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in earnings or losses and are therefore not participating securities. The Company’s shares of Series B Preferred Stock had a non-forfeitable right to participate in distributions with common stockholders on a pro-rata, as-converted basis. All of Company’s shares of Series B Preferred Stock were converted into shares of Class A Common Stock on May 25, 2017 in accordance with their terms. As such, the Company no longer has any participating securities as of September 30, 2018 and 2017.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Class A Common Stock	$39,288	$14,447	$168,919	$45,032
Add: Income from conversion of Class C Common Stock	1,717	1,193	—	3,196
Adjusted net income attributable to Class A Common Stock	41,005	15,640	168,919	48,228

Basic net earnings per share of Class A Common Stock	$0.15	$0.06	$0.64	$0.20
Diluted net earnings per share of Class A Common Stock	$0.15	$0.06	$0.63	$0.19

Basic weighted average shares of Class A Common Stock outstanding	263,959	223,622	263,029	227,557
Add: Dilutive effects of equity awards	3,766	2,598	3,625	4,481
Add: Dilutive effects of conversion	12,189	19,156	—	19,156
Diluted weighted average shares of Class A Common Stock outstanding	279,914	245,376	266,654	251,194
For the three and nine months ended September 30, 2018 and 2017, the following shares were excluded from the diluted earnings per share calculation as their impacts were anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Out-of-the-money stock options	142	1,501	318	1,046
Weighted average shares of Class C Common Stock	—	—	13,056	—
Performance stock units	—	—	52	—

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Costs of goods/services provided
Liberty Oilfield Services, LLC(1)	$—	$30,434	$—	$70,616
Schlumberger Limited and affiliates(2)	2,872	—	2,872	—
Oil States International, Inc.(3)	647	2,443	5,047	6,375

(in thousands)	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses
Schlumberger Limited and affiliates(2)	$1,290	$—
Oil States International, Inc.(3)	—	1,518

(1)	This entity is a Riverstone affiliate. Riverstone and its affiliates, beneficially own more than 10% equity interest in the Company and are therefore considered related parties.

(2)
On August 8, 2018, Mark G. Papa, the Company’s Chief Executive Officer and Chairman of the Board, was elected as a director of the Board of Schlumberger Limited (“Schlumberger”), an oilfield services company. As a result, Schlumberger and its affiliates are considered related parties of the Company. Any goods/services acquired from Schlumberger and its affiliates on or after August 8, 2018, are classified as related party transactions.

(3)
Mark G. Papa served as a director and Chairman of the Board of Oil States International, Inc. (“Oil States”), an energy services company. Effective August 7, 2018, Mr. Papa resigned from Oil States’ Board and they were no longer a related party of the Company. Any goods/services acquired on or after August 7, 2018 from Oil States are no longer classified as related party transactions.

Note 12—Commitments and Contingencies
Commitments
In 2018, the Company entered into various natural gas transportation agreements whereby it is required to deliver approximately 491 million MMBtu, in aggregate, over a term ranging from one to four years or else pay for any volume deficiencies. These delivery commitments are tied to the Company’s natural gas production, and the aggregate financial obligation under these contracts is $38.4 million, representing the minimum commitments pursuant to the terms of these agreements as of September 30, 2018. Actual expenditures under these contracts may exceed this minimum commitment amount. The following table summarizes the natural gas volumes the Company is required to deliver by period under these agreements as well as its existing natural gas transportation agreements:

Period	Total Volume Commitments (MMBtu) (1)	Volume (MMBtu/d) (1)
October 2018 - December 2018	16,200,000	176,000
January 2019 - December 2019	116,800,000	320,000
January 2020 - December 2020	194,800,000	533,600
January 2021 - December 2021	158,100,000	433,200
January 2022 - October 2022	19,700,000	64,800
Total	505,600,000

(1)
The amounts reflected within this table are the total gross volumes the Company is required to deliver per the agreements. These volumetric quantities are therefore not comparable to the Company’s net production presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation as the amounts therein are reflected net of all royalties, overriding royalties and production due to others.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In May 2018, the Company entered into a three-year supply agreement to purchase frac sand from an in-basin sand mine in West Texas. Under the terms of the agreement, the Company is obligated to purchase a minimum volume of sand at a fixed sales price. The aggregate financial obligation under this contract is $23.8 million, which represents the minimum commitments pursuant to the terms of the agreement as of September 30, 2018. Actual expenditures under this contract may exceed this minimum commitment amount.

Delivery Commitments
In August 2018, the Company entered into two firm crude oil sales agreements with large integrated oil companies. Utilizing these companies’ existing transport capacity out of the Permian Basin, the agreements provide for firm gross sales ranging from approximately 40,000 to 105,000 Bbls/d in aggregate over the next six years. These amounts represent the total gross volumes the Company is required to deliver per the agreements, which are not comparable to the Company’s net production presented in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation as amounts therein are reflected net of all royalties, overriding royalties and production due to others. These sales agreements require the Company to physically deliver the aforementioned volumes of crude oil over the contractual terms of the agreements. The Company believes its current production and reserves are sufficient to fulfill these delivery commitments, but if the physical delivery commitments are not met, a financial obligation may arise. However, the aggregate amount of any such potential financial obligation under these contracts is not determinable since the amount and timing of any volumetric shortfalls, as well as the difference between the prevailing market price and contract price at such time, cannot be predicted with accuracy.
The Company routinely enters into or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. Other than those discussed above, there have been no material, non-routine changes in commitments during the nine months ended September 30, 2018. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2017 Annual Report.
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
Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues (in thousands):
Oil sales	$184,510	$87,286	$533,507	$204,702
Natural gas sales	14,311	12,852	46,612	33,226
NGL sales	36,059	11,473	88,422	25,844
Oil and gas sales	$234,880	$111,611	$668,541	$263,772

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the Company’s other natural gas processing agreements, it has the election to take its residue gas ‘in-kind’ at the tailgate of the midstream processing plant and then subsequently market the product. For these contracts, the Company recognizes revenue when control transfers to purchasers at delivery points downstream of the processing plant. The gathering, processing and compression fees are presented as GP&T, and any transportation and fractionation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in accounts receivable, net in the Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, such receivable balances were $68.1 million and $52.9 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Note 14—Subsequent Events
Credit Facility Amendment
In connection with the October 2018 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $800.0 million to $1.0 billion and the lenders increased their aggregate elected commitments from $600.0 million to $800.0 million.

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
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2016:

	2016				2017				2018
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$33.49	$45.70	$45.00	$49.27	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07	$69.50
Natural gas (per MMBtu)	$1.98	$2.25	$2.80	$3.17	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85	$2.93
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
Lower commodity prices (including realized differentials) in the future could result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement.
2018 Highlights and Future Considerations
Operational Highlights
We operated, on average, a seven-rig drilling program during the first nine months of 2018 which enabled us to complete and bring online 22 gross operated wells in the third quarter and 58 gross operated wells year to date. The total number of completed wells during the year had an average effective lateral length of approximately 7,500 feet.
Acquisition and Divestiture Highlights
On February 8, 2018, we completed the acquisition of approximately 4,000 undeveloped net acres, as well as certain producing properties, in the core of the Northern Delaware Basin in Lea County, New Mexico for an unadjusted purchase price of $94.7 million. The operated acreage position contains a 92% average working interest and is largely contiguous to Centennial’s existing position.

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
In connection with the October 2018 credit facility semi-annual redetermination, the borrowing base under the revolving credit facility was increased from $800.0 million to $1.0 billion and the lenders increased their aggregate elected commitments from $600.0 million to $800.0 million.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
Operating revenues (in thousands):
Oil sales	$184,510	$87,286	$97,224	111%
Natural gas sales	14,311	12,852	1,459	11%
NGL sales	36,059	11,473	24,586	214%
Oil and gas sales	$234,880	$111,611	$123,269	110%

Average sales prices:
Oil (per Bbl)	$55.68	$44.95	$10.73	24%
Effect of derivative settlements on average price (per Bbl)	2.56	0.21	2.35	1,119%
Oil net of hedging (per Bbl)	$58.24	$45.16	$13.08	29%

Average NYMEX price for oil (per Bbl)	$69.50	$48.17	$21.33	44%
Oil differential from NYMEX	(13.82)	(3.22)	(10.60)	(329)%

Natural gas (per Mcf)	$1.83	$2.72	$(0.89)	(33)%
Effect of derivative settlements on average price (per Mcf)	0.05	—	0.05	100%
Natural gas net of hedging (per Mcf)	$1.88	$2.72	$(0.84)	(31)%

Average NYMEX price for natural gas (per Mcf)	$2.93	$2.95	$(0.02)	(1)%
Natural gas differential from NYMEX	(1.10)	(0.23)	(0.87)	(378)%

NGL (per Bbl)	$30.85	$24.83	$6.02	24%

Net production:
Oil (MBbls)	3,314	1,942	1,372	71%
Natural gas (MMcf)	7,837	4,733	3,104	66%
NGL (MBbls)	1,169	462	707	153%
Total (MBoe)(1)	5,790	3,192	2,598	81%

Average daily net production volume:
Oil (Bbls/d)	36,027	21,108	14,919	71%
Natural gas (Mcf/d)	85,180	51,444	33,736	66%
NGL (Bbls/d)	12,706	5,018	7,688	153%
Total (Boe/d)(1)	62,930	34,700	28,230	81%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2018 were $123.3 million (or 110%) higher than total net revenues for the three months ended September 30, 2017. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 71%, 66% and 153%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin. Since the third quarter 2017, 84 gross operated wells were placed on production in the Delaware Basin, which added 2,263 MBbls of net oil production during the third quarter of 2018. The increase in the Company’s operated well count is attributable to the continued ramp up of development drilling activities and our seven-rig drilling program during 2018. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the third quarter of 2018, our production was made up of 43% natural gas and NGL volumes compared to 39% in the third quarter of 2017. This change in our commodity mix was due to the significant increase in NGL volumes (up 153%) between periods, which was primarily a result of the main processor of our wet gas switching from ethane-rejection to ethane-recovery. This switch enabled us to recover an increased amount of ethane from our wet gas. The change to recover a higher portion of ethane started in the second quarter of 2018 and was made due to lower natural gas prices in the Permian Basin and higher ethane prices, which in turn led to stronger ethane processing economics.
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil and NGLs in the third quarter of 2018 compared to the same 2017 period. The average price for oil before the effects of hedging increased 24%, and the average price for NGLs also increased 24% between periods. The 24% increase in average realized oil price was a result of higher NYMEX crude prices between periods (average NYMEX prices increased 44%), which were partially offset by lower realizations due to wider oil differentials (an increase of $10.60 per Bbl) in the third quarter of 2018. The 24% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the third quarter 2018 as compared to the third quarter of 2017. Conversely, the average realized sales price of natural gas decreased by 33% from third quarter 2017 to third quarter 2018. This decrease was due to significantly wider gas differentials (an increase of $0.87 per Mcf) and average NYMEX prices that were 1% lower between periods. Both our oil and gas differentials widened during the third quarter 2018 due to anticipated pipeline takeaway capacity constraints impacting the Permian Basin.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
Operating costs (in thousands):
Lease operating expenses	$23,706	$11,373	$12,333	108%
Severance and ad valorem taxes	14,410	6,448	7,962	123%
Gathering, processing and transportation expenses	16,090	9,925	6,165	62%
Operating costs per Boe:
Lease operating expenses	$4.09	$3.56	$0.53	15%
Severance and ad valorem taxes	2.49	2.02	0.47	23%
Gathering, processing and transportation expenses	2.78	3.11	(0.33)	(11)%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended September 30, 2018 increased $12.3 million compared to the three months ended September 30, 2017. Higher LOE for the third quarter of 2018 was primarily related to an $11.4 million increase in expense associated with our higher well count. We had 240 gross operated horizontal wells as of September 30, 2018 as compared to 171 gross operated horizontal wells as of September 30, 2017. The net increase in well count was mainly the result of our successful drilling activity adding 84 gross operated wells since the third quarter of 2017, which was partially offset by divestiture activity. In addition, workover activity increased $0.9 million between periods and impacted LOE by this same amount, as a result of our higher well count.
LOE on a per Boe basis increased when comparing the third quarter of 2018 to the same 2017 period. LOE per Boe was $4.09 for the third quarter of 2018, which represents an increase of $0.53 per Boe from the third quarter of 2017. This increase in rate was mainly due to higher costs associated with water handling and equipment rentals for our existing and newly completed wells.
Severance and Ad Valorem Taxes.  Severance taxes are primarily based on the market value of production at the wellhead, and ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance taxes for the three months ended September 30, 2018 increased $7.1 million compared to the three months ended September 30, 2017 primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes increased $0.9 million between periods as a result of our higher well count and higher oil and gas property values. Severance and ad valorem taxes as a percentage of total net revenues was consistent at 6% for both the three months ended September 30, 2018 and 2017.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended September 30, 2018 increased $6.2 million compared to the three months ended September 30, 2017 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and transportation and gathering costs being incurred.
On a per Boe basis, GP&T decreased 11% from $3.11 for the third quarter of 2017 to $2.78 per Boe for the third quarter of 2018. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate decreased 18% between periods from $7.93 to $6.50 for the third quarters of 2017 and 2018, respectively. This decrease was attributable to lower natural gas prices between periods, due to residue gas being a primary cost component of gas processing fees.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	For the Three Months Ended September 30,
(in thousands, except per Boe data)	2018	2017
Depreciation, depletion and amortization	$83,423	$42,387
Depreciation, depletion and amortization per Boe	14.41	13.28
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended September 30, 2018, DD&A expense amounted to $83.4 million, an increase of $41.0 million over the same 2017 period. The primary factor contributing to higher DD&A in 2018 was the increase in our overall production volumes between periods, which added $34.4 million of incremental DD&A expense to the third quarter of 2018, while higher DD&A rates between periods contributed an additional $6.6 million of DD&A expense to the third quarter of 2018.
DD&A per Boe was $14.41 for the third quarter of 2018 compared to $13.28 for the same period in 2017. The primary factor contributing to this higher DD&A rate was increased drilling and completion costs incurred for new wells completed and placed on production over the past 12 months.
Impairment and Abandonment Expenses. During the three months ended September 30, 2018, $8.6 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired during the period.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Stock-based compensation expense	$453	$465
Exploratory dry hole costs	—	—
Geological and geophysical costs	2,259	1,157
Exploration expense	$2,712	$1,622
Exploration expense was $2.7 million for the three months ended September 30, 2018 compared to $1.6 million for the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to increased costs incurred on G&G projects and seismic studies of $1.1 million.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Stock-based compensation expense	$4,888	$3,360
Cash general and administrative expenses	11,673	9,951
General and administrative expenses	$16,561	$13,311
G&A expenses for the three months ended September 30, 2018 were $16.6 million compared to $13.3 million for the three months ended September 30, 2017. The higher G&A expenses incurred in 2018 were primarily due to $2.4 million in increased employee salaries and payroll burdens and $1.5 million in higher stock-based compensation compared to the prior year period. G&A personnel costs were higher during the third quarter of 2018 due to the number of administrative employees increasing from

94 as of September 30, 2017 to 122 as of September 30, 2018. These increases were partially offset by lower professional fees incurred during the third quarter of 2018 as compared to third quarter of 2017.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Credit facility	$1,364	$1,347
Senior Notes	5,375	—
Amortization of debt issuance costs	452	133
Interest capitalized	(657)	(465)
Total	$6,534	$1,015
Interest expense was $5.5 million higher for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to interest we incurred in 2018 on our issuance of Senior Notes that we issued in November 2017.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2018	2017
Cash derivative settlement gain	$8,866	$390
Non-cash mark-to-market derivative gain (loss)	(18,437)	(1,286)
Net gain (loss) on derivative instruments	$(9,571)	$(896)
Income Tax Expense. During the three months ended September 30, 2018 and 2017, the Company recognized income tax expense amounting to $11.7 million and $8.2 million, respectively. The increase in income tax expense for the three months ended September 30, 2018 was primarily due to an increase in income before taxes of $28.8 million from the third quarter of 2017 to the third quarter of 2018, which was partially offset by a lower effective income tax rate between periods. The enactment of the Jobs Act in December 2017 reduced the corporate tax rate to 21%, which had the effect of lowering our overall effective income tax rate from 33.6% for the third quarter of 2017 to 21.9% for the same 2018 period.
The Company's provision for income taxes for the third quarter of 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
Operating revenues (in thousands):
Oil sales	$533,507	$204,702	$328,805	161%
Natural gas sales	46,612	33,226	13,386	40%
NGL sales	88,422	25,844	62,578	242%
Oil and gas sales	$668,541	$263,772	$404,769	153%

Average sales prices:
Oil (per Bbl)	$59.27	$45.76	$13.51	30%
Effect of derivative settlements on average price (per Bbl)	1.50	0.12	1.38	1,150%
Oil net of hedging (per Bbl)	$60.77	$45.88	$14.89	32%

Average NYMEX price for oil (per Bbl)	$66.75	$49.44	$17.31	35%
Oil differential from NYMEX	(7.48)	(3.68)	(3.80)	(103)%

Natural gas (per Mcf)	$2.02	$2.78	$(0.76)	(27)%
Effect of derivative settlements on average price (per Mcf)	0.04	(0.02)	0.06	300%
Natural gas net of hedging (per Mcf)	$2.06	$2.76	$(0.70)	(25)%

Average NYMEX price for natural gas (per Mcf)	$2.95	$3.05	$(0.10)	(3)%
Natural gas differential from NYMEX	(0.93)	(0.27)	(0.66)	(244)%

NGL (per Bbl)	$29.08	$23.67	$5.41	23%

Net production:
Oil (MBbls)	9,002	4,473	4,529	101%
Natural gas (MMcf)	23,092	11,938	11,154	93%
NGLs (MBbls)	3,040	1,092	1,948	178%
Total (MBoe)(1)	15,891	7,554	8,337	110%

Average daily net production volume:
Oil (Bbls/d)	32,973	16,384	16,589	101%
Natural gas (Mcf/d)	84,585	43,729	40,856	93%
NGLs (Bbls/d)	11,137	3,999	7,138	178%
Total (Boe/d)(1)	58,208	27,670	30,538	110%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2018 were $404.8 million, or 153%, higher than total net revenues for the nine months ended September 30, 2017. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 101%, 93% and 178%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin, as well as the producing properties acquired in the GMT Acquisition, which added 229 MBbls of net oil production to our nine months ended September 30, 2018 results. Since the third quarter 2017, 84 gross wells were placed on production in the Delaware Basin, which added 5,270 MBbls of net oil production during the first nine months of 2018. The increase in the Company’s operated well count is attributable to the continued ramp up of development drilling activities and our seven-rig drilling program during 2018. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the nine months ended September 30, 2018, our production was made up of 43% natural gas and NGL volumes compared to 41% in the same 2017 period. This change in our commodity mix was due to the significant increase in NGL volumes (up 178%) between periods, which was primarily a result of the main processor of our wet gas switching from ethane-rejection to ethane-recovery. This switch enabled us to recover an increased amount of ethane from our wet gas. The change to recover a higher portion of ethane started in the second quarter of 2018 and was made due to lower gas prices in the Permian Basin and higher ethane prices, which in turn led to stronger ethane processing economics.
In addition to production-related increases in net revenue between periods, there were also significant increases in our average realized sales prices for oil and NGLs when comparing the nine months ended September 30, 2018 to the same 2017 period. The average price for oil before the effects of hedging increased 30%, and the average price for NGLs increased 23% between periods. The 30% increase in the average realized oil price was primarily the result of higher NYMEX crude prices between periods (average NYMEX oil prices increased 35%), which were partially offset by lower realizations due to wider oil differentials (an increase of $3.80 per Bbl) in the first nine months of 2018. The overall 23% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products. Conversely, the average realized sales price of natural gas decreased by 27% between periods. This decrease was mainly due to significantly wider gas differentials (an increase of $0.66 per Mcf) and average NYMEX prices that were 3% lower between periods. Both our oil and gas differentials widened during the nine months ended September 30, 2018 due to anticipated pipeline takeaway capacity constraints impacting the Permian Basin.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
Operating costs (in thousands):
Lease operating expenses	$59,164	$26,924	$32,240	120%
Severance and ad valorem taxes	42,791	14,358	28,433	198%
Gathering, processing and transportation expenses	45,214	22,572	22,642	100%
Operating costs per Boe:
Lease operating expenses	$3.72	$3.56	$0.16	4%
Severance and ad valorem taxes	2.69	1.90	0.79	42%
Gathering, processing and transportation expenses	2.85	2.99	(0.14)	(5)%
Lease Operating Expenses. LOE for the nine months ended September 30, 2018 increased $32.2 million as compared to the nine months ended September 30, 2017. Higher LOE for the first nine months of 2018 was primarily related to a $30.6 million increase in expense associated with our higher well count. We had 240 gross operated horizontal wells as of September 30, 2018 compared to 171 gross operated horizontal wells as of September 30, 2017. The net increase in well count was mainly the result of our successful drilling activity adding 84 gross operated wells since the third quarter of 2017, which was partially offset by divestiture activity. In addition, workover activity increased $1.6 million between periods as a result of our higher well count.
LOE on a per Boe basis increased when comparing the first nine months of 2018 to the same 2017 period. LOE per Boe was $3.72 for the nine months ended September 30, 2018, which represents an increase of $0.16 per Boe from the comparable 2017 period. This increase in rate was mainly due to higher costs associated with water handling and equipment rentals for our existing and newly completed wells.
Severance and Ad Valorem Taxes. Severance taxes are primarily based on the market value of our production at the wellhead and ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance taxes for the nine months ended September 30, 2018 increased $21.9 million compared to the same 2017 period primarily due to higher oil, natural gas and NGL revenues between periods. Severance and ad valorem taxes as a percentage of total net revenues increased to 6.4% for the nine months ended September 30, 2018 as compared to 5.4% in 2017 due to increased ad valorem taxes of $6.5 million between periods, associated with our higher well count and higher oil and gas property values.

Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2018 increased $22.6 million compared to the nine months ended September 30, 2017 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and transportation and gathering costs being incurred.
On a per Boe basis, GP&T decreased 5% from $2.99 for the nine months ended September 30, 2017 to $2.85 per Boe for the compared 2018 period. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate decreased 10% between periods to $6.56 from $7.32 for the nine months ended September 30, 2018 and 2017, respectively. This decrease was attributable to lower natural gas prices between periods, due to residue gas being a primary component of gas processing fees, as well as lower rates on our primary gas contract from processing rebates we received for new wells connected to the plant.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands, except per Boe data)	2018	2017
Depreciation, depletion and amortization	$224,379	$102,847
Depreciation, depletion and amortization per Boe	14.12	13.61
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserve or proved developed reserves. For the nine months ended September 30, 2018, DD&A expense amounted to $224.4 million, an increase of $121.5 million over the same 2017 period. The primary factor contributing to higher DD&A in 2018 was the increase in our overall production volumes between periods, which added $113.1 million of incremental DD&A expense during the first nine months of 2018, while higher DD&A rates between periods contributed an additional $8.4 million of DD&A expense to the first nine months of 2018.
DD&A per Boe was $14.12 for the nine months ended September 30, 2018 compared to $13.61 for the same period in 2017. The primary factor contributing to this higher DD&A rate was increased drilling and completion costs incurred for new wells completed and placed on production over the past 12 months.
Impairment and Abandonment Expenses. During the nine months ended September 30, 2018, $10.4 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired during the period.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Stock-based compensation expense	$1,323	$1,132
Exploratory dry hole costs	395	—
Geological and geophysical costs	6,308	2,960
Exploration expense	$8,026	$4,092
Exploration was $8.0 million for the nine months ended September 30, 2018 compared to $4.1 million for the same prior year period. Exploration expense mainly consists of topographical studies, G&G projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to increased costs incurred on G&G projects and seismic studies of $3.3 million.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Stock-based compensation expense	$13,006	$8,288
Cash general and administrative expenses	31,661	27,729
General and administrative expenses	$44,667	$36,017
G&A expenses for the nine months ended September 30, 2018 were $44.7 million compared to $36.0 million for the nine months ended September 30, 2017. The higher G&A expenses incurred in 2018 were primarily due to $5.9 million in increased employee salaries and payroll burdens and $4.7 million in higher stock-based compensation compared to the prior year period. G&A personnel costs were substantially higher during the first nine months of 2018 due to the number of administrative employees increasing from 94 as of September 30, 2017 to 122 as of September 30, 2018. These increases were partially offset by lower professional fees and transaction costs incurred during the nine months ended September 30, 2018 as compared to the same prior year period.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Credit facility	$2,835	$2,285
Senior Notes	16,125	—
Amortization of debt issuance costs	1,258	348
Interest capitalized	(2,080)	(501)
Total	$18,138	$2,132
Interest expense was $16.0 million higher for the nine months ended September 30, 2018 compared to the same 2017 period primarily due to the interest we incurred in 2018 on our Senior Notes that we issued in November 2017, which was partially offset by an increase in the amount of interest we capitalized on capital projects under construction.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Cash derivative settlement gain	$14,390	$266
Non-cash mark-to-market derivative gain	579	5,126
Net gain (loss) on derivative instruments	$14,969	$5,392
Income Tax Expense. During the nine months ended September 30, 2018 and 2017, the Company recognized income tax expense amounting to $50.7 million and $17.3 million, respectively. The increase in income tax expense for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in income before taxes of $163.2 million between periods and the release of $5.1 million of the Company’s deferred tax asset valuation allowance in the first half of 2017, which was partially offset by a lower effective income tax rate in 2018. The enactment of the Jobs Act in December 2017 reduced the corporate tax rate to 21%, which had the effect of lowering our overall effective income tax rate to 22.0% for the nine months ended September 30, 2018.
The Company's provision for income taxes for the nine months ended September 30, 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

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
The following table summarizes our capital expenditures incurred for the nine months ended September 30, 2018:

(in millions)	For the Nine Months Ended September 30, 2018
Drilling and completion capital expenditures	$566.9
Facilities, infrastructure and other (1)	128.0
Land	20.2
Total capital expenditures	$715.1

(1)
Facilities, infrastructure and other includes $97.9 million of well-level facility costs. In previous years, these costs were presented within drilling and completion capital expenditures. This presentation change was made to conform our drilling and completion capital expenditures to that of our peer group and to also present our costs incurred consistently with our 2018 capital expenditure guidance.

We continually evaluate our capital needs and compare them to our capital resources. Our estimated capital expenditure budget for 2018 is $885 million to $1,050 million, of which $710 million to $820 million is allocated to drilling and completion (“D&C”) activity. We expect to fund our capital expenditure budget with cash flows from operations and borrowings under our credit facility. The D&C portion of our 2018 capital budget represents an increase over the $624.1 million of D&C expenditures we incurred during 2017. This increased 2018 capital budget is driven by an increase in rig activity from six to seven rigs, the associated increase in wells to be drilled in 2018 versus 2017, and the increase in the number of extended lateral wells to be drilled which require more capital than shorter laterals.
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
Based upon current oil and natural gas price expectations for the remainder of 2018, we believe that our cash flow from operations and borrowings under our credit facility or otherwise will provide us with sufficient liquidity to execute our current capital program. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt and equity securities, asset sales, or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$494,695	$137,150
Net cash used in investing activities	(694,966)	(766,754)
Net cash provided by financing activities	135,511	498,102

During the nine months ended September 30, 2018, we generated $494.7 million of cash from operating activities, an increase of $357.5 million from the same period in 2017. Cash provided by operating activities increased primarily due to higher net income between periods as a result of increased crude oil, natural gas and NGL production volumes, higher realized sales prices for crude oil and NGLs, higher cash derivative settlements and timing of our receivable collections and supplier payments. These positive factors were partially offset by higher operating expenses and interest expense during the nine months ended September 30, 2018 as compared to the same period in 2017. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the nine months ended September 30, 2018, cash flows from operating activities, cash on hand, proceeds from sales of oil and natural gas properties, and $140.0 million in net borrowings under our credit facility were used to finance $723.1 million of drilling and development expenditures and $114.9 million in oil and gas property acquisitions.
During the nine months ended September 30, 2017, cash flows from operating activities, and cash on hand and $130.0 million of net borrowings from our credit facility were used to finance $354.5 million of drilling and development expenditures, while $333.5 million in net proceeds from the issuance of Class A common shares together with cash on hand, $35.0 million in net borrowings under our credit facility, and proceeds from the sale of oil and gas properties were used to finance $419.5 million in oil and gas property acquisitions.
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of September 30, 2018, had a borrowing base of $800.0 million and elected commitments of $600.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. The Company had $140.0 million borrowings outstanding and $459.1 million in available borrowing capacity, which was net of $0.9 million in letters of credit outstanding.

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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of September 30, 2018 and through the filing of this Quarterly Report.
In connection with the October 2018 credit facility semi-annual redetermination, the borrowing base under the revolving credit facility was increased from $800.0 million to $1.0 billion and the lenders increased their aggregate elected commitments from $600.0 million to $800.0 million.

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

The indenture governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2018 and through the filing of this Quarterly Report.

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
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2018 to the methodology applied by management for critical accounting policies previously disclosed in our 2017 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2017 Annual Report for a discussion of our critical accounting policies and estimates.
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
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the nine months of 2018, our income before income taxes for the nine months ended September 30, 2018 would have moved up or down $53.4 million for each 10% change in oil prices per Bbl, $8.8 million for each 10% change in NGL prices per Bbl, and $4.7 million for each 10% change in natural gas prices per Mcf.
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
The following table summarizes the terms of the swap contracts the Company had in place as of September 30, 2018:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	October 2018 - December 2018	828,000	9,000	$(2.38)
	January 2019 - March 2019	540,000	6,000	(5.34)
	April 2019 - June 2019	91,000	1,000	(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	The oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during the relevant calculation period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu) (1)
Natural Gas Swaps - Henry Hub	January 2019 - December 2019	10,950,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	January 2019 - December 2019	5,475,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu) (2)
Natural gas basis swaps	October 2018 - December 2018	460,000	5,000	$(0.43)
	January 2019 - December 2019	12,775,000	35,000	(1.31)

(1)	The natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas as of the specified settlement date, as applicable.

(2)	The natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during the relevant calculation period.

Changes in the fair value of derivative contracts from December 31, 2017 to September 30, 2018, are presented below:

(in thousands)	Commodity derivative contracts
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2017	$855
Contracts settled	(164)
Change in the futures curve of forecasted commodity prices	(4,611)
Contracts added	5,354
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2018	$1,434
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2018 would cause a $1.9 million increase or decrease, respectively, in this fair value asset, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of September 30, 2018 would cause a $2.2 million decrease or increase, respectively, in this fair value asset.
Interest Rate Risk
The Company’s ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in the Company’s credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes the Company to interest rate risk if we have borrowings outstanding.
At September 30, 2018, the Company had $140.0 million of debt outstanding under its credit agreement, with a weighted average interest rate of 3.66%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $1.4 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The Company’s remaining long-term debt balance of $391.4 million consists of our Senior Notes, which has a fixed interest rate; therefore, this balance is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

3.6
Amendment No. 3 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of June 15, 2018 (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018).

10.1
Purchase and Sale Agreement, dated as of August 2, 2018, between Centennial Resource Production, LLC and BP North America Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.2
Crude Oil Purchase and Sale Agreement, dated as of August 31, 2018, between Centennial Resource Production, LLC and ExxonMobil Oil Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.3#	Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018)
10.4#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018).

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)

Date:	November 5, 2018