Form 10-Q
period 2019-03-31
Centennial Resource Development, Inc.
filed 2019-05-06
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-37697

CENTENNIAL RESOURCE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5381253
(State of Incorporation)	(I.R.S. Employer Identification Number)

1001 Seventeenth Street, Suite 1800, Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)
(720) 499-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CDEV	The NASDAQ Capital Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019, there were 264,427,758 shares of Class A Common Stock, par value $0.0001 per share and 12,003,183 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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
NGP Follow-On. NGP Centennial Follow-On LLC, a Delaware limited liability company.
Riverstone. Riverstone Investment Group LLC and its affiliates, including Silver Run Sponsor, LLC, a Delaware limited liability company, collectively.
Voting common stock. Our Class A Common Stock and Class C Common Stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
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
You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under “Item 1A. Risk Factors” in our 2018 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$89,482	$18,157
Accounts receivable, net	114,119	100,623
Derivative instruments	936	1,632
Prepaid and other current assets	9,871	9,777
Total current assets	214,408	130,189
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,623,607	1,680,065
Proved properties	3,148,553	2,895,280
Accumulated depreciation, depletion and amortization	(587,349)	(496,900)
Total oil and natural gas properties, net	4,184,811	4,078,445
Other property and equipment, net	9,861	8,837
Total property and equipment, net	4,194,672	4,087,282
Noncurrent assets
Operating lease right-of-use assets	28,274	—
Other noncurrent assets	41,192	42,550
TOTAL ASSETS	$4,478,546	$4,260,021

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$241,240	$240,575
Derivative instruments	10,849	6,051
Operating lease liabilities	21,339	—
Other current liabilities	1,007	1,090
Total current liabilities	274,435	247,716
Noncurrent liabilities
Long-term debt, net	880,855	691,630
Asset retirement obligations	13,890	13,895
Deferred income taxes	59,904	62,167
Operating lease liabilities	7,938	—
Other long-term liabilities	—	744
Total liabilities	1,237,022	1,016,152
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 266,271,298 shares issued and 264,416,875 shares outstanding at March 31, 2019 and 265,859,273 shares issued and 264,323,328 shares outstanding at December 31, 2018	27	27
Class C (Convertible): 12,003,183 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Additional paid-in capital	2,839,803	2,833,611
Retained earnings	258,426	266,538
Total shareholders’ equity	3,098,257	3,100,177
Noncontrolling interest	143,267	143,692
Total equity	3,241,524	3,243,869
TOTAL LIABILITIES AND EQUITY	$4,478,546	$4,260,021
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended March 31,
	2019	2018
Operating revenues
Oil and gas sales	$214,569	$215,898
Operating expenses
Lease operating expenses	29,862	16,276
Severance and ad valorem taxes	16,120	14,173
Gathering, processing and transportation expenses	15,024	13,828
Depreciation, depletion and amortization	96,558	66,010
Impairment and abandonment expense	31,264	—
Exploration expense	2,516	3,447
General and administrative expenses	18,118	14,297
Total operating expenses	209,462	128,031

Income from operations	5,107	87,867

Other income (expense)
Gain (loss) on sale of oil and natural gas properties	(2)	15
Interest expense	(10,160)	(5,813)
Net gain (loss) on derivative instruments	(5,871)	7,843
Other income (expense)	126	(3)
Total other income (expense)	(15,907)	2,042

Income (loss) before income taxes	(10,800)	89,909
Income tax benefit (expense)	2,263	(19,137)
Net income (loss)	(8,537)	70,772
Less: Net income (loss) attributable to noncontrolling interest	(425)	4,682
Net income (loss) attributable to Class A Common Stock	$(8,112)	$66,090

Income (loss) per share of Class A Common Stock:
Basic	$(0.03)	$0.25
Diluted	$(0.03)	$0.25
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(8,537)	$70,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	96,558	66,010
Stock-based compensation expense	6,483	4,333
Impairment and abandonment expense	31,264	—
Exploratory dry hole costs	—	221
Deferred tax (benefit) expense	(2,263)	19,137
(Gain) loss on sale of oil and natural gas properties	2	(15)
Non-cash portion of derivative (gain) loss	5,494	(7,482)
Amortization of debt issuance costs	512	379
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(18,708)	(29,555)
(Increase) decrease in prepaid and other assets	(205)	(7)
Increase (decrease) in accounts payable and other liabilities	(9,572)	8,033
Net cash provided by operating activities	101,028	131,826
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(25,691)	(101,753)
Drilling and development capital expenditures	(217,158)	(250,548)
Purchases of other property and equipment	(1,738)	(1,763)
Proceeds from sales of oil and natural gas properties	25,709	135,481
Net cash used in investing activities	(218,878)	(218,583)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	130,000	85,000
Repayment of borrowings under revolving credit facility	(430,000)	(85,000)
Proceeds from issuance of 2027 Senior Notes	496,175	—
Debt issuance costs	(6,698)	(906)
Proceeds from stock options exercised	—	164
Restricted stock used for tax withholdings	(291)	(192)
Net cash provided by (used) in financing activities	189,186	(934)
Net increase (decrease) in cash, cash equivalents and restricted cash	71,336	(87,691)
Cash, cash equivalents and restricted cash, beginning of period	21,422	125,915
Cash, cash equivalents and restricted cash, end of period	$92,758	$38,224
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
(in thousands)

Supplemental cash flow information and non-cash activity:

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow information
Cash paid for interest	$15,210	$784
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,905	—
Investing cash flows from operating leases	5,682	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$136,113	$111,824
Asset retirement obligations incurred, including revisions to estimates	264	243
Right-of-use assets obtained in exchange for operating lease liabilities	34,385	—
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$89,482	$38,224
Restricted cash(1)	3,276	—
Total cash, cash equivalents and restricted cash	$92,758	$38,224

(1)	Included in Prepaid and other current assets line item on the Consolidated Balance Sheets

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	199	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(26)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(10)	—	—	—	—	—	(192)	—	(192)	—	(192)
Option exercises	10	—	—	—	—	—	164	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	4,333	—	4,333	—	4,333
Conversion of common shares from Class C to Class A, net of tax	3,347	1	(3,347)	(1)	—	—	42,188	—	42,188	(35,519)	6,669
Net income (loss)	—	—	—	—	—	—	—	66,090	66,090	4,682	70,772
Balance at March 31, 2018	264,858	$27	12,314	$1	—	$—	$2,814,051	$132,729	$2,946,808	$138,910	$3,085,718

Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Option exercises	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	$27	12,003	$1	—	$—	$2,839,803	$258,426	$3,098,257	$143,267	$3,241,524

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 (the “2018 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2018 Annual Report.
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest represents third-party ownership in CRP, and is presented as a component of equity. As of March 31, 2019 and December 31, 2018, the noncontrolling interest ownership of CRP was 4.3%.
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
Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to the Company’s year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various state jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated. The accounting estimates used to compute the provision for income taxes may change as new events occur, more historical trend data becomes available, additional information becomes known or as the tax environment changes.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which updates the disclosure requirements for fair value measurements in Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC Topic 820”). Certain disclosure requirements under ASC Topic 820 were removed, modified or added in order to improve the effectiveness of the fair value note included in the financial statements. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until the effective date. The Company is currently assessing the impact of this update on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which created ASC Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in 2018, the FASB issued various ASUs which provide a practical expedient for the evaluation of existing land easement agreements, optionality in the adoption transition method, and additional implementation guidance. ASC Topic 842 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in its consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term. While there were no major changes to lessor accounting, changes were made to align key aspects with revenue recognition guidance. ASC Topic 842 is effective for public entities for fiscal years, beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.
The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company has adopted this guidance as of January 1, 2019, the effective date, and elected to recognize a cumulative-effect adjustment at the time of adoption. The Company has elected the package of practical expedients that allows an entity to carry forward historical accounting treatment relating to lease identification and classification for existing leases upon adoption, and the practical expedient related to land easements that allows an entity to carry forward historical accounting treatment for land easements on existing agreements upon adoption. The adoption of ASC 842 resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities in the Company’s Consolidated Balance Sheets for existing operating leases including drilling rig contracts, office rental agreements, and other wellhead equipment. This adoption did not have a significant impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 12—Leases for additional information.
Note 2—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accrued oil and gas sales receivable, net	$76,999	$66,997
Joint interest billings, net	36,931	31,658
Other	189	1,968
Accounts receivable, net	$114,119	$100,623
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accounts payable	$54,088	$55,984
Accrued capital expenditures	95,436	75,791
Revenues payable	62,514	63,399
Accrued interest	6,554	11,129
Accrued employee compensation and benefits	3,909	9,757
Accrued expenses and other	18,739	24,515
Accounts payable and accrued expenses	$241,240	$240,575

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2019	December 31, 2018
Credit Facility due 2023	$—	$300,000

5.375% Senior Notes due 2026	400,000	400,000
6.875% Senior Notes due 2027	500,000	—
Unamortized debt discount	(3,825)	—
Unamortized debt issuance costs on Senior Notes	(15,320)	(8,370)
Senior Notes, net	880,855	391,630

Total long-term debt, net	$880,855	$691,630
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of March 31, 2019, had a borrowing base of $1.0 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of March 31, 2019, the Company had no borrowings outstanding and $799.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
The amount available to be borrowed under the Company’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. Borrowings under CRP’s revolving credit facility are guaranteed by certain of its subsidiaries. In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin, which ranged from 150 to 250 basis points as of March 31, 2019, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 50 to 150 basis points as of March 31, 2019, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee on unused amounts under its facility of a range of 37.5 to 50 basis points. CRP may repay any amounts borrowed prior to the maturity date without any premium or penalty other than customary LIBOR breakage costs.
In connection with the spring 2019 semi-annual credit facility redetermination, CRP and the lenders amended the credit agreement on April 26, 2019 to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins are applicable as long as CRP’s total leverage ratio (as described below) is less than or equal to 3.0 to 1.0; otherwise, the original margins would be applied.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with the covenants and the financial ratios described above as of March 31, 2019 and through the filing of this Quarterly Report.
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, commencing October 1, 2019.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018.
The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company, nor is the Company subject to the terms of the indentures governing the Senior Notes.
At any time prior to January 15, 2021 (for the 2026 Senior Notes) and April 1, 2022 (for the 2027 Senior Notes), the “Optional Redemption Dates,” CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of either series of Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes) and 106.875% (for the 2027 Senior Notes) of the principal amount of the Senior Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of such series of Senior Notes issued under the indenture governing such series remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
At any time prior to Optional Redemption Dates, CRP may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after the Optional Redemption Dates, CRP may redeem the Senior Notes, in whole or in part, at redemption prices expressed as percentages of principal amount plus accrued and unpaid interest to the redemption date.
If CRP experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Notes may require CRP to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2019 and through the filing of this Quarterly Report.
Upon an Event of Default (as defined in the indentures governing the Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Senior Notes may declare the Senior Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to CRP, any restricted subsidiary of CRP that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Notes to become due and payable.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) associated with our working interests in oil and gas properties for the three months ended March 31, 2019:

(in thousands)
Asset retirement obligations as of January 1, 2019	$13,895
Liabilities incurred	264
Liabilities divested and settled	(487)
Accretion expense	218
Asset retirement obligations as of March 31,2019	$13,890
ARO reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate plug and abandonment settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liability, a corresponding offsetting adjustment is made to the oil and gas property balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense.
Note 5—Stock-Based Compensation
Long Term Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of March 31, 2019, the Company had 8,966,734 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The expense amounts in the table below may not be representative of future expense amounts to be recognized as the value of future awards may vary from historical award amounts. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Restricted stock awards	$3,182	$1,775
Stock option awards	2,584	2,206
Performance stock units	717	352
Total stock-based compensation expense	$6,483	$4,333
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2019:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	1,535,945	$17.88
Granted	436,210	12.51
Vested	(117,731)	18.71
Forfeited	—	—
Unvested balance as of March 31, 2019	1,854,424	16.57
The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based on the market price of the Company’s Class A common stock on the grant date, and such costs

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $12.51 and $19.00 per share for the three months ended March 31, 2019 and 2018, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2019 and 2018 was $1.4 million and $1.2 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2019 was $24.5 million, which the Company expects to recognize over a weighted average period of 2.1 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing price of the Company’s Class A Common Stock as reported on the NASDAQ on the date of grant.
Compensation cost for stock options is based on the grant-date fair value of the award which is then recognized ratably over the vesting period of three years. The Company estimates the fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the weighted average asset volatility of the Company and identified set of comparable companies. Expected term is based on the simplified method and is estimated as the mid-point between the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury bond rates in effect at the grant date for its risk-free interest rates.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Weighted average grant-date fair value per share	$5.22	$7.96
Expected term (in years)	6	6
Expected stock volatility	45%	37%
Dividend yield	—%	—%
Risk-free interest rate	2.5%	2.3%
The following table provides information about stock option awards outstanding during the three months ended March 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,559,334	$16.55
Granted	137,500	11.30
Exercised	—	—
Forfeited	(2,667)	18.03
Expired	(333)	18.48
Outstanding as of March 31, 2019	4,693,834	16.40	8.0	$—
Exercisable as of March 31, 2019	2,531,133	16.09	7.7	$—
The total fair value of stock options that vested during the three months ended March 31, 2019 and 2018 was $3.4 million for each year. The intrinsic value of stock options exercised was approximately $0.04 million for the three months ended March 31, 2018 and there were no stock options exercised for the three months ended March 31, 2019. As of March 31, 2019, there was $11.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.5 years.
Performance Stock Units
During the three months ended March 31, 2019 and 2018, there was no significant performance stock units activity. As of March 31, 2019, there was $5.1 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.9 years.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6—Derivative Instruments
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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of March 31, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	April 2019 - June 2019	91,000	1,000	$(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural Gas Swaps - Henry Hub	April 2019 - December 2019	8,250,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	April 2019 - December 2019	4,125,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	April 2019 - December 2019	9,625,000	35,000	$(1.31)

(1)
These natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas, as applicable, as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of our derivative instruments in our Consolidated Statements of Operations for the periods presented:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net gain (loss) on derivative instruments	$(5,871)	$7,843
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

(in thousands)	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
		March 31, 2019
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$8,662	$(7,726)	$936
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	18,575	(7,726)	10,849

		December 31, 2018
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$7,708	$(6,076)	$1,632
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	12,127	(6,076)	6,051

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
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member under CRP’s credit facility as referenced above.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7—Fair Value Measurements
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

The following table presents, for each applicable level within the fair value hierarchy, our net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2019
Total assets	$—	$936	$—
Total liabilities	—	10,849	—
December 31, 2018
Total assets	$—	$1,632	$—
Total liabilities	—	6,051	—
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
Derivatives
The Company uses Level 2 inputs to measure the fair value of oil and natural gas commodity derivatives. The Company uses industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied market volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations. Refer to Note 6—Derivative Instruments for details of the gross and net derivatives assets, liabilities and offset amounts presented in the Consolidated Balance Sheets.
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
The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of ARO include plugging costs and reserve lives. Refer to Note 4—Asset Retirement Obligations for additional information on the Company’s ARO.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities.
The Company’s Senior Notes and borrowings under its credit agreement are recorded at cost. The following table summarizes the fair values and carrying values of these instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair value
Credit facility due 2023(1)	$—	$—	$300,000	$300,000
5.375% Senior Notes due 2026(2)	391,873	383,000	391,630	372,000
6.875% Senior Notes due 2027(2)	488,982	505,000	—	—

(1) The carrying values of the amounts outstanding under CRP’s credit agreement approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.
(2) The Senior Notes’ carrying values include associated unamortized debt issuance costs and any discounts. The Senior Notes’ fair values were determined using quoted market prices for this debt security, a Level 1 classification in the fair value hierarchy.
Note 8—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested restricted stock and performance stock units, outstanding stock options and warrants using the treasury stock method, and (ii) the Company’s Class C Common Stock using the “if-converted” method, which is net of tax. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and are therefore excluded from the computation of diluted earnings per share.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income (loss) attributable to Class A Common Stock	$(8,112)	$66,090
Add: Income from conversion of Class C Common Stock	—	—
Adjusted net income (loss) attributable to Class A Common Stock	$(8,112)	$66,090

Basic net earnings (loss) per share of Class A Common Stock	$(0.03)	$0.25
Diluted net earnings (loss) per share of Class A Common Stock	$(0.03)	$0.25

Basic weighted average shares of Class A Common Stock outstanding	264,365	261,324
Add: Dilutive effect of potential common shares	—	3,859
Diluted weighted average shares of Class A Common Stock outstanding	264,365	265,183
The Company recognized a net loss during the three months ended March 31, 2019. As a result, all potential common shares were anti-dilutive and excluded from the calculation of diluted net earnings per share. For the three months ended March 31, 2018, the diluted earnings per share calculation excludes 0.2 million stock options that were out-of-the-money and 14.7 million weighted average Class C Common Stock as their impacts were anti-dilutive.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Transactions with Related Parties
Riverstone and its affiliates, beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the terms of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties. For the three months ended March 31, 2019 and 2018, the Company recognized revenues from this marketing agreement amounting to $1.1 million and $0.2 million, respectively, which were included as Oil and gas sales in the Consolidated Statements of Operations. There were no receivables from or payables to Lucid as of March 31, 2019 and December 31, 2018.
Note 10—Commitments and Contingencies
Commitments
The Company routinely enters into or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. There have been no material, non-routine changes in commitments during the three months ended March 31, 2019. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2018 Annual Report.
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
Note 11—Revenues
Revenue from Contracts with Customers
Sales of crude oil and natural gas are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the price of oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.
Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	For the Three Months Ended March 31,
	2019	2018
Operating revenues (in thousands):
Oil sales	$175,554	$174,841
Natural gas sales	12,497	18,580
NGL sales	26,518	22,477
Oil and gas sales	$214,569	$215,898
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In the Company’s other natural gas processing agreements, it has the election to take its residue gas “in-kind” at the tailgate of the midstream processing plant and then subsequently market the product. For these contracts, the Company recognizes revenue when control transfers to purchasers at delivery points downstream of the processing plant. The gathering, processing and compression fees are presented as GP&T, and any transportation and fractionation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts Receivable, net in the Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, such receivable balances were $77.0 million and $67.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material.
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
Note 12—Leases
At contract inception, the Company determines whether or not an arrangement contains a lease. Upon this determination, a lease right-of-use (ROU) asset and related liability are recorded based on the present value of the future lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make future lease payments arising from the lease.
Currently, the Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of March 31, 2019, these leases have remaining lease terms ranging from two months to three years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases, when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk. The table below summarizes our discount rate and remaining lease term as of the period presented.

As of March 31, 2019
Weighted-average discount rate	4.59%
Weighted-average remaining lease term (years)	1.50

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the components of the Company’s lease expenses for the three months ended March 31, 2019.

(in thousands)	For the Three Months Ended March 31, 2019
Lease costs(1)
Operating lease cost	$10,587
Variable lease cost	801
Short-term lease cost	12,224
Total Lease Cost	$23,612

(1)
The majority of the Company’s operating leases relate to the operations or completion of the Company’s wells. Therefore, the lease costs presented in the above table represent the total gross costs the Company incurs, which are not comparable to the Company’s net costs recorded to the Consolidated Statements of Operations, Consolidated Statements of Cash Flows or capitalized in the Consolidated Balance Sheets, as amounts therein are reflected net of amounts billed to working interest partners.

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of March 31, 2019 are as follows:

(in thousands)	Total
2019(1)(2)	$18,456
2020	8,713
2021	2,855
2022	425
Total lease payments	30,449
Less: imputed interest	(1,172)
Present value of lease liabilities (3)	$29,277

(1)	Excludes payments made during the three months ended March 31, 2019.

(2)	Includes drilling rigs with a term greater than one year as of March 31, 2019.

(3)
Of the total present value of lease liabilities, $21.3 million was recorded to current Operating lease liabilities and $7.9 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of March 31, 2019.

The following is a schedule of the Company’s future contractual payments for operating leases under the scope of ASC 840 that had initial or remaining contractual terms in excess of one year as of December 31, 2018:

(in thousands)	Drilling Rigs	Office Leases
2019	$43,036	$3,057
2020	4,124	2,830
2021	—	2,761
2022	—	404
Total lease payments	$47,160	$9,052

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13—Subsequent Events
Credit Facility Amendment
In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins are applicable as long as CRP’s total leverage ratio is less than or equal to 3.0 to 1.0; otherwise, the original margins would be applied.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and in our 2018 Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Centennial Resource Development, Inc. (the “Company,” “Centennial,” “we,” “us,” or “our”) is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated entirely in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are specifically focused on projects that we believe provide the greatest potential for return on capital.
Market Conditions
The oil and natural gas industry is cyclical, and commodity prices can be volatile. It is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory supply levels, weather conditions, geopolitical and other factors. For example, during the fourth quarter of 2018, WTI spot prices for crude oil significantly declined to a low of $44.48 per barrel, but have since rebounded to a high of $60.14 per barrel in the first quarter of 2019.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07	$69.50	$58.81	$54.90
Natural gas (per MMBtu)	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85	$2.93	$3.77	$2.88
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
2019 Highlights and Future Considerations
Operational Highlights
We operated a six-rig drilling program during the first three months of 2019 which enabled us to complete and bring online 20 gross operated wells. The total number of completed wells during the first quarter of 2019 had an average effective lateral length of approximately 8,110 feet.

Financing Highlights
In March 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting original issuance discounts and debt issuance costs. The net proceeds from this offering were used to repay all borrowings outstanding under CRP’s revolving credit facility and for general corporate purposes.
In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins are applicable as long as CRP’s total leverage ratio is less than or equal to 3.0 to 1.0; otherwise, the original margins would be applied.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$	%
Net operating revenues (in thousands):
Oil sales	$175,554	$174,841	$713	—%
Natural gas sales	12,497	18,580	(6,083)	(33)%
NGL sales	26,518	22,477	4,041	18%
Oil and gas sales	$214,569	$215,898	$(1,329)	(1)%

Average sales prices:
Oil (per Bbl)	$48.15	$61.53	$(13.38)	(22)%
Effect of derivative settlements on average price (per Bbl)	(0.22)	(0.09)	(0.13)	(144)%
Oil net of hedging (per Bbl)	$47.93	$61.44	$(13.51)	(22)%

Average NYMEX price for oil (per Bbl)	$54.90	$62.91	$(8.01)	(13)%
Oil differential from NYMEX	(6.75)	(1.38)	(5.37)	(389)%

Natural gas (per Mcf)	$1.39	$2.42	$(1.03)	(43)%
Effect of derivative settlements on average price (per Mcf)	0.05	(0.01)	0.06	600%
Natural gas net of hedging (per Mcf)	$1.44	$2.41	$(0.97)	(40)%

Average NYMEX price for natural gas (per Mcf)	$2.88	$3.08	$(0.20)	(6)%
Natural gas differential from NYMEX	(1.49)	(0.66)	(0.83)	(126)%

NGL (per Bbl)	$19.74	$30.21	$(10.47)	(35)%

Net production:
Oil (MBbls)	3,646	2,842	804	28%
Natural gas (MMcf)	8,964	7,683	1,281	17%
NGL (MBbls)	1,343	744	599	81%
Total (MBoe)(1)	6,483	4,866	1,617	33%

Average daily net production volume:
Oil (Bbls/d)	40,508	31,753	8,755	28%
Natural gas (Mcf/d)	99,596	85,372	14,224	17%
NGL (Bbls/d)	14,927	8,267	6,660	81%
Total (Boe/d)(1)	72,035	54,069	17,966	33%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2019 were $1.3 million (or 1%) lower than total net revenues for the three months ended March 31, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, natural gas and NGLs decreased in the first quarter of 2019 compared to the same 2018 period. The average price for oil before the effects of hedging decreased 22%, the average price for natural gas before effects of hedging decreased 43% and the average price for NGLs decreased 35% between periods. The 22% decrease in the average realized oil price was a result of lower NYMEX crude prices between periods (average NYMEX prices decreased 13%) and lower realizations due to wider oil differentials (an increase of $5.37 per Bbl) in the first quarter of 2019. Similarly, the 43% decrease in the average realized sales price of natural gas between periods was due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 6%) and wider gas differentials (an increase of $0.83 per Mcf). The overall 35% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the first quarter 2019 as compared to the first quarter of 2018. Both our oil and gas differentials widened during the first quarter 2019 compared to the first quarter of 2018 due to pipeline takeaway capacity constraints impacting the Permian Basin.
The decreases in realized sales prices were partially offset by higher net production volumes between periods. Net production volumes for oil, natural gas and NGLs increased 28%, 17% and 81%, respectively, between periods. The oil volume increase resulted primarily from our drilling activities in the Delaware Basin. Since the first quarter 2018, we placed 84 gross operated wells on production in the Delaware Basin, which added 2,159 MBbls of net oil production during the first quarter of 2019. The increase in the Company’s operated well count is attributable to our seven-rig drilling program conducted throughout 2018. These oil volume increases were offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. During the first quarter of 2019, our production was made up of 44% natural gas and NGL volumes compared to 42% in the first quarter of 2018. This change in our commodity mix was due to the significant increase in NGL volumes (up 81%) between periods, as a result of the main processor of our wet gas switching from ethane-rejection to ethane-recovery. This switch enabled us to recover a higher quantity of ethane volumes from our wet gas. The change to recover a higher portion of ethane started in the second quarter of 2018 and was initiated due to lower natural gas prices in the Permian Basin and higher ethane prices, which in turn led to stronger ethane processing economics.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$29,862	$16,276	$13,586	83%
Severance and ad valorem taxes	16,120	14,173	1,947	14%
Gathering, processing and transportation expenses	15,024	13,828	1,196	9%
Operating costs per Boe:
Lease operating expenses	$4.61	$3.34	$1.27	38%
Severance and ad valorem taxes	2.49	2.91	(0.42)	(14)%
Gathering, processing and transportation expenses	2.32	2.84	(0.52)	(18)%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended March 31, 2019 increased $13.6 million compared to the three months ended March 31, 2018. Higher LOE for the first quarter of 2019 was primarily related to a $6.6 million increase in expense associated with our higher well count. We had 280 gross operated horizontal wells as of March 31, 2019 as compared to 197 gross operated horizontal wells as of March 31, 2018. The net increase in well count was mainly due to our successful drilling activity adding 84 gross operated wells since the first quarter of 2018, which was partially offset by acquisitions and divestitures. In addition, workover expense increased $7.0 million between periods as a result of our higher well count and higher workover activity.
LOE on a per Boe basis increased when comparing the first quarter of 2019 to the same 2018 period. LOE per Boe was $4.61 for the first quarter of 2019, which represents an increase of $1.27 per Boe from the first quarter of 2018. This increase in rate was mainly due to our higher level of workover activity discussed above, as well as higher costs associated with labor and wellhead equipment rentals.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2019 increased $1.9 million compared to the three months ended March 31, 2018. Severance taxes are primarily based on the market value of production at the wellhead and ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 7.5% for three months ended March 31, 2019 as compared to 6.6% for the same period in 2018 due to increased ad valorem taxes of $1.8 million between periods, associated with our higher well count and higher oil and gas reserve values.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended March 31, 2019 increased $1.2 million as compared to the three months ended March 31, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees, transportation tariffs and gathering costs being incurred.
On a per Boe basis, GP&T decreased 18% from $2.84 for the first quarter of 2018 to $2.32 per Boe for the first quarter of 2019. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate likewise decreased between periods to $5.29 from $6.83 for the three months ended March 31, 2019 and 2018, respectively. This decrease was attributable to the following factors: (i) lower natural gas prices between periods, due to residue gas being a primary component of our plant processing fees; and (ii) $7.5 million in reimbursements received from third parties for their usage of our firm transportation capacity in the first quarter of 2019. The agreement that enables us to receive these third party reimbursements extends through March of 2020; such reimbursements, however, may not necessarily be recurring in these similar amounts.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$96,558	$66,010
Depreciation, depletion and amortization per Boe	$14.89	$13.57
Our DD&A rate can fluctuate as a result of development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended March 31, 2019, DD&A expense amounted to $96.6 million, an increase of $30.5 million over the same 2018 period. The primary factor contributing to higher DD&A in 2019 was the increase in our overall production volumes between periods, which added $21.9 million of incremental DD&A expense to the first quarter of 2019, while higher DD&A rates between periods contributed an additional $8.6 million of DD&A expense to the first quarter of 2019.
DD&A per Boe was $14.89 for the first quarter of 2019 compared to $13.57 for the same period in 2018. The primary factors contributing to this higher DD&A rate were (i) a higher level of infrastructure costs (having no associated proved reserve adds), and (ii) downward revisions to proved reserves since the first quarter of 2018.
Impairment and Abandonment Expense. During the three months ended March 31, 2019, $31.3 million of abandonment expense was incurred related to undeveloped leasehold acreage. Of this amount, $14.7 million was incurred with respect to non-core acreage that expired during the period after efforts to extend, sell or trade these leases were unsuccessful, and $16.6 million was identified as impaired acreage based on impairment indicators that arose during the period, following an acreage sale that was initiated in the first quarter of 2019.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Geological and geophysical costs	$1,917	$2,845
Stock-based compensation expense	599	381
Exploratory dry hole costs	—	221
Exploration expense	$2,516	$3,447
Exploration expense was $2.5 million for the three months ended March 31, 2019 compared to $3.4 million for the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period decrease in exploration expense was primarily due to $1.9 million in lower costs incurred on G&G projects and seismic studies. This decrease was partially offset by an increase in G&G personnel costs of $1.0 million during the first quarter of 2019 due to the number of geologists increasing from 11 as of March 31, 2018 to 15 as of March 31, 2019.

General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash general and administrative expenses	$12,234	$10,345
Stock-based compensation	5,884	3,952
General and administrative expenses	$18,118	$14,297
G&A expenses for the three months ended March 31, 2019 were $18.1 million compared to $14.3 million for the first quarter of 2018. Our G&A expenses were higher in 2019 primarily due to $2.2 million in increased employee salaries, wages and payroll burdens and $1.9 million in higher stock-based compensation compared to the prior year period. Personnel costs were higher during the first quarter of 2019 due to our number of non-billable, administrative employees increasing from 102 as of March 31, 2018 to 148 as of March 31, 2019. These increases were partially offset by lower professional fees incurred during the first quarter of 2019 as compared to first quarter of 2018.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Credit facility	$3,734	$784
5.375% Senior Notes due 2026	5,374	5,374
6.875% Senior Notes due 2027	1,528	—
Amortization of debt issuance costs	512	379
Interest capitalized	(988)	(724)
Total	$10,160	$5,813
Interest expense was $4.3 million higher for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to increased borrowings under our revolving credit facility. The Company’s weighted average borrowings outstanding under our credit facility were $304.3 million and $21.7 million for the first quarter of 2019 and 2018, respectively. Our credit facility’s weighted average effective interest rate was 4.31% for first quarter of 2019 as compared to 3.91% for first quarter of 2018. In addition, $1.5 million in interest was incurred in the first quarter of 2019 on our 2027 Senior Notes that were issued in March of 2019. The proceeds from the 2027 Senior Note issuance were used to repay the borrowings outstanding under our credit facility.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash settlement gains (losses)	$(377)	$361
Non-cash mark-to-market derivative gain (loss)	(5,494)	7,482
Total	$(5,871)	$7,843
Income Tax Expense. We recognized an income tax benefit of $2.3 million and income tax expense of $19.1 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended March 31, 2019 was primarily due to lower pre-tax book income of $100.7 million from the first quarter of 2018 to the first quarter of 2019.
The Company’s provision for income taxes for the first quarter of 2019 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax book income because of state income taxes and permanent differences.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been borrowings under CRP’s revolving credit facility, cash flows from operations, and proceeds from offerings of debt and equity securities. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
The following table summarizes our capital expenditures (“capex”) incurred for the three months ended March 31, 2019:

(in millions)	For the Three Months Ended March 31, 2019
Drilling and completion capital expenditures	$188.4
Facilities, infrastructure and other	45.6
Land	11.2
Total capital expenditures	$245.2
We continually evaluate our capital needs and compare them to our capital resources. Our estimated capex budget for 2019 is $765 million to $925 million, of which $625 million to $725 million is allocated to drilling and completion (“D&C”) activity. We expect to fund our capex budget with cash flows from operations and borrowings under our credit facility or otherwise. The D&C portion of our 2019 capital budget represents a decrease relative to $766.1 million of D&C expenditures incurred during 2018. This decreased capital budget is driven by a shift in our rig activity from seven to six rigs and the associated decrease in development capex associated with running a six-rig drilling program.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of these capital expenditures. We could choose to defer a portion of this planned capex depending on a variety of factors, including, but not limited to, the success of our drilling activities; prevailing and anticipated prices for oil and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for the remainder of 2019, we believe that our cash flows from operations, proceeds from the issuance of the 2027 Senior Notes and borrowings under our credit facility will provide us with sufficient liquidity to execute our current capital program. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce our expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt and equity securities, asset sales, or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$101,028	$131,826
Net cash used in investing activities	(218,878)	(218,583)
Net cash provided by (used) in financing activities	189,186	(934)
For the three months ended March 31, 2019, we generated $101.0 million of cash from operating activities, a decrease of $30.8 million from the same period in 2018. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, general and administrative expenses, interest expense and the timing of supplier payments during the three months ended March 31, 2019. These declining factors were partially offset by higher crude oil, natural gas and NGL production volumes, lower exploration expense and the timing of our receivable collections for the three months ended March 31, 2019 as compared to the same 2018 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the three months ended March 31, 2019, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $300.0 million under our credit facility, to finance $217.2 million of drilling and development capex and to fund $25.7 million in oil and gas property acquisitions.
During the three months ended March 31, 2018, cash flows from operating activities, cash on hand and proceeds from sales of oil and gas properties were used to finance $250.5 million of drilling and development capex and $101.8 million in oil and gas property acquisitions.
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of March 31, 2019, had a borrowing base of $1.0 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of March 31, 2019, the Company had no borrowings outstanding and $799.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of March 31, 2019 and through the filing of this Quarterly Report.
In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins are applicable as long as CRP’s total leverage ratio (as described above) is less than or equal to 3.0 to 1.0; otherwise, the original margins would be applied.
For further information on our credit agreement, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.

Senior Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and collectively with the 2026 Senior Notes the “Senior Notes”) in 144A private placements. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company, nor is the Company subject to the terms of the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2019 and through the filing of this Quarterly Report.
For further information on our Senior Notes, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.

Contractual Obligations
The Company’s contractual obligations include drilling rig commitments, office leases, water disposal agreements, purchase obligations, asset retirement obligations, long-term debt obligations, cash interest expense on long-term debt obligations and transportation and gathering agreements. Since December 31, 2018, there have not been any significant, non-routine changes in our contractual obligations, other than the issuance of 2027 Senior Notes and their related interest obligations as discussed in Note 3—Long-Term Debt under Part I, Item 1. of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2019 to the methodology applied by management for critical accounting policies previously disclosed in our 2018 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2018 Annual Report for a discussion of our critical accounting policies and estimates.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the first three months of 2019, our loss before income taxes for the three months ended March 31, 2019 would have moved up or down $17.6 million for each 10% change in oil prices per Bbl, $2.7 million for each 10% change in NGL prices per Bbl, and $1.2 million for each 10% change in natural gas prices per Mcf.
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
The following table summarizes the terms of the swap contracts the Company had in place as of March 31, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	April 2019 - June 2019	91,000	1,000	$(10.00)
	July 2019 - September 2019	1,380,000	15,000	(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural Gas Swaps - Henry Hub	April 2019 - December 2019	8,250,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	April 2019 - December 2019	4,125,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	April 2019 - December 2019	9,625,000	35,000	$(1.31)

(1)
These natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas, as applicable, as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.

Changes in the fair value of derivative contracts from December 31, 2018 to March 31, 2019, are presented below:

(in thousands)	Commodity derivative contracts
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2018	$(4,419)
Contracts settled	377
Change in the futures curve of forecasted commodity prices(1)	(5,871)
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2019	$(9,913)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2019 would cause a $0.1 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2019 would cause a $1.1 million increase or decrease, respectively, in this same fair value liability.
Interest Rate Risk
The Company’s ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in the Company’s credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes the Company to interest rate risk if we have borrowings outstanding. At March 31, 2019, the Company had no borrowings outstanding under its credit agreement. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The Company’s remaining long-term debt balance of $880.9 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 3—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2018 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2018 Annual Report or our other SEC filings.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1*	Third Amended and Restated Certificate of Incorporation.
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
3.3
Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of October 11, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

3.4
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of December 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2016).

3.5
Amendment No. 2 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of March 20, 2017 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2017).

3.6
Amendment No. 3 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of June 15, 2018 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018).

4.1
Indenture, dated as of March 15, 2019, by and amount Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with SEC on March 18, 2019).

10.1*#	Centennial Resource Development, Inc. Employee Stock Purchase Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	May 6, 2019