Form 10-Q
period 2019-06-30
Centennial Resource Development, Inc.
filed 2019-08-05
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 001-37697

CENTENNIAL RESOURCE DEVELOPMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware				47-5381253
(State of Incorporation)				(I.R.S. Employer Identification Number)

1001 Seventeenth Street,	Suite 1800,	Denver,	Colorado	80202
(Address of Principal Executive Offices)				(Zip Code)
(720) 499-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CDEV	The NASDAQ Stock Market LLC
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2019, there were 264,436,351 shares of Class A Common Stock, par value $0.0001 per share and 12,003,183 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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

NGL. Natural gas liquids. These are naturally occurring substances found in natural gas, including ethane, butane, isobutane, propane and natural gasoline, that can be collectively removed from produced natural gas, separated into these substances and sold.

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

WTI. West Texas Intermediate is a grade of crude oil used as a benchmark in oil pricing.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$28,444	$18,157
Accounts receivable, net	121,546	100,623
Derivative instruments	174	1,632
Prepaid and other current assets	9,848	9,777
Total current assets	160,012	130,189
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,574,668	1,680,065
Proved properties	3,435,804	2,895,280
Accumulated depreciation, depletion and amortization	(698,526)	(496,900)
Total oil and natural gas properties, net	4,311,946	4,078,445
Other property and equipment, net	11,580	8,837
Total property and equipment, net	4,323,526	4,087,282
Noncurrent assets
Operating lease right-of-use assets	23,161	—
Other noncurrent assets	28,628	42,550
TOTAL ASSETS	$4,535,327	$4,260,021

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$267,437	$240,575
Derivative instruments	14,347	6,051
Operating lease liabilities	18,875	—
Other current liabilities	924	1,090
Total current liabilities	301,583	247,716
Noncurrent liabilities
Long-term debt, net	881,353	691,630
Asset retirement obligations	14,113	13,895
Deferred income taxes	65,832	62,167
Operating lease liabilities	5,203	—
Other long-term liabilities	—	744
Total liabilities	1,268,084	1,016,152
Commitments and contingencies (Note 10)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 266,254,971 shares issued and 264,431,567 shares outstanding at June 30, 2019 and 265,859,273 shares issued and 264,323,328 shares outstanding at December 31, 2018	27	27
Class C (Convertible): 12,003,183 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid-in capital	2,846,520	2,833,611
Retained earnings	276,303	266,538
Total shareholders’ equity	3,122,851	3,100,177
Noncontrolling interest	144,392	143,692
Total equity	3,267,243	3,243,869
TOTAL LIABILITIES AND EQUITY	$4,535,327	$4,260,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues
Oil and gas sales	$244,239	$217,763	$458,808	$433,661
Operating expenses
Lease operating expenses	34,885	19,182	64,747	35,458
Severance and ad valorem taxes	17,186	14,208	33,306	28,381
Gathering, processing and transportation expenses	16,243	15,296	31,267	29,124
Depreciation, depletion and amortization	112,114	74,946	208,672	140,956
Impairment and abandonment expense	4,418	1,784	35,682	1,784
Exploration expense	3,861	1,867	6,377	5,314
General and administrative expenses	18,435	13,809	36,553	28,106
Total operating expenses	207,142	141,092	416,604	269,123
Net gain (loss) on sale of long-lived assets	9	(141)	7	(126)
Income from operations	37,106	76,530	42,211	164,412

Other income (expense)
Interest expense	(14,437)	(5,791)	(24,597)	(11,604)
Net gain (loss) on derivative instruments	2,128	16,697	(3,743)	24,540
Other income (expense)	133	(14)	259	(17)
Total other income (expense)	(12,176)	10,892	(28,081)	12,919

Income before income taxes	24,930	87,422	14,130	177,331
Income tax expense	(5,928)	(19,940)	(3,665)	(39,077)
Net income	19,002	67,482	10,465	138,254
Less: Net income attributable to noncontrolling interest	1,125	3,941	700	8,623
Net income attributable to Class A Common Stock	$17,877	$63,541	$9,765	$129,631

Income per share of Class A Common Stock:
Basic	$0.07	$0.24	$0.04	$0.49
Diluted	$0.07	$0.24	$0.04	$0.49
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,465	$138,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	208,672	140,956
Stock-based compensation expense	13,241	8,988
Impairment and abandonment expense	35,682	1,784
Exploratory dry hole costs	—	395
Deferred tax expense	3,665	39,077
Net (gain) loss on sale of long-lived assets	(7)	126
Non-cash portion of derivative (gain) loss	9,754	(19,016)
Amortization of debt issuance costs and discount	1,287	806
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(22,751)	(16,687)
(Increase) decrease in prepaid and other assets	(154)	294
Increase (decrease) in accounts payable and other liabilities	20,340	28,925
Net cash provided by operating activities	280,194	323,902
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(42,264)	(107,193)
Drilling and development capital expenditures	(437,912)	(469,004)
Purchases of other property and equipment	(4,263)	(3,264)
Proceeds from sales of oil and natural gas properties	25,919	146,090
Net cash used in investing activities	(458,520)	(433,371)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	155,000	115,000
Repayment of borrowings under revolving credit facility	(455,000)	(85,000)
Proceeds from issuance of 2027 Senior Notes	496,175	—
Debt issuance costs	(7,200)	(4,044)
Proceeds from stock options exercised	—	575
Restricted stock used for tax withholdings	(332)	(257)
Net cash provided by financing activities	188,643	26,274
Net increase (decrease) in cash, cash equivalents and restricted cash	10,317	(83,195)
Cash, cash equivalents and restricted cash, beginning of period	21,422	125,915
Cash, cash equivalents and restricted cash, end of period	$31,739	$42,720
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
(in thousands)

Supplemental cash flow information and non-cash activity:

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow information
Cash paid for interest	$15,799	$1,157
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11,487	—
Investing cash flows from operating leases	9,906	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$128,807	$97,711
Asset retirement obligations incurred, including revisions to estimates	714	659
Right-of-use assets obtained in exchange for operating lease liabilities	35,267	—
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows for the periods presented:

	For the Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$28,444	$42,720
Restricted cash(1)	3,295	—
Total cash, cash equivalents and restricted cash	$31,739	$42,720

(1)	Included in Prepaid and other current assets line item on the Consolidated Balance Sheets

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Stock-based compensation	—	—	—	—	—	—	6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	$27	12,003	$1	—	$—	$2,839,803	$258,426	$3,098,257	$143,267	$3,241,524
Restricted stock issued	4	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(16)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(41)	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	—	—	6,758	—	6,758	—	6,758
Net income (loss)	—	—	—	—	—	—	—	17,877	17,877	1,125	19,002
Balance at June 30, 2019	266,255	$27	12,003	$1	—	$—	$2,846,520	$276,303	$3,122,851	$144,392	$3,267,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	199	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(26)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(10)	—	—	—	—	—	(192)	—	(192)	—	(192)
Option exercises	10	—	—	—	—	—	164	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	4,333	—	4,333	—	4,333
Conversion of common shares from Class C to Class A, net of tax	3,347	1	(3,347)	(1)	—	—	42,188	—	42,188	(35,519)	6,669
Net income (loss)	—	—	—	—	—	—	—	66,090	66,090	4,682	70,772
Balance at March 31, 2018	264,858	$27	12,314	$1	—	$—	$2,814,051	$132,729	$2,946,808	$138,910	$3,085,718
Restricted stock issued	23	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(17)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(65)	—	(65)	—	(65)
Option exercises	28	—	—	—	—	—	411	—	411	—	411
Stock-based compensation	—	—	—	—	—	—	4,655	—	4,655	—	4,655
Net income (loss)	—	—	—	—	—	—	—	63,541	63,541	3,941	67,482
Balance at June 30, 2018	264,888	$27	12,314	$1	—	$—	$2,819,052	$196,270	$3,015,350	$142,851	$3,158,201

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
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest represents third-party ownership in CRP, and is presented as a component of equity. As of June 30, 2019 and December 31, 2018, the noncontrolling interest ownership of CRP was 4.3%.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which created ASC Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in 2018, the FASB issued various ASUs which provide a practical expedient for the evaluation of existing land easement agreements, optionality in the adoption transition method, and additional implementation guidance. ASC Topic 842 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in its consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term. While there were no major changes to lessor accounting, changes were made to align key aspects with revenue recognition guidance. ASC Topic 842 was effective for public entities for fiscal years, beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.
The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company has adopted this guidance as of January 1, 2019, the effective date, and elected to recognize a cumulative-effect adjustment at the time of adoption. The Company has elected the following practical expedients that allows an entity to carry forward historical accounting treatment relating to (i) lease identification and classification for existing leases upon adoption and (ii) existing land easements. The adoption of ASC 842 resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities in the Company’s Consolidated Balance Sheets for existing operating leases including drilling rig contracts, office rental agreements, and other wellhead equipment. This adoption did not have a significant impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 12—Leases for additional information.
Note 2—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accrued oil and gas sales receivable, net	$68,737	$66,997
Joint interest billings, net	52,686	31,658
Other	123	1,968
Accounts receivable, net	$121,546	$100,623

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accounts payable	$54,656	$55,984
Accrued capital expenditures	90,917	75,791
Revenues payable	80,671	63,399
Accrued interest	20,813	11,129
Accrued employee compensation and benefits	6,840	9,757
Accrued expenses and other	13,540	24,515
Accounts payable and accrued expenses	$267,437	$240,575

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2019	December 31, 2018
Credit Facility due 2023	$—	$300,000

5.375% Senior Notes due 2026	400,000	400,000
6.875% Senior Notes due 2027	500,000	—
Unamortized debt discount	(3,735)	—
Unamortized debt issuance costs on Senior Notes	(14,912)	(8,370)
Senior Notes, net	881,353	391,630

Total long-term debt, net	$881,353	$691,630

Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of June 30, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of June 30, 2019, the Company had no borrowings outstanding and $799.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
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
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin, which ranged from 125 to 225 basis points as of June 30, 2019, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; and (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 25 to 125 basis points as of June 30, 2019, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee on unused amounts under its facility of a range of 37.5 to 50 basis points. The applicable margins for the LIBOR loans and base rate loans referenced above reflect interest rate reductions that became effective on April 26, 2019 and are applicable as long as CRP’s total leverage ratio (as described below) is less than or equal to 3.0 to 1.0. If CRP’s total leverage ratio exceeds 3.0 to 1.0 in the future, the original applicable margins under the credit agreement would revert to the range from 150 to 250 basis points for LIBOR loans and 50 to 150 basis points for base rate loans, in each case depending on the percentage of the borrowing base utilized.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2019 and through the filing of this

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarterly Report.
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
The indentures governing the Senior Notes contains covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2019 and through the filing of this Quarterly Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) associated with our working interests in oil and gas properties for the six months ended June 30, 2019:

(in thousands)
Asset retirement obligations as of January 1, 2019	$13,895
Liabilities acquired	80
Liabilities incurred	714
Liabilities divested and settled	(1,014)
Accretion expense	438
Asset retirement obligations as of June 30, 2019	$14,113

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
Note 5—Stock-Based Compensation
Long Term Incentive Plan
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of June 30, 2019, the Company had 8,907,729 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Restricted stock awards	$3,408	$1,989	$6,590	$3,764
Stock option awards	2,625	2,310	5,209	4,516
Performance stock units	725	356	1,442	708
Total stock-based compensation expense	$6,758	$4,655	$13,241	$8,988

Restricted Stock
The following table provides information about restricted stock activity during the six months ended June 30, 2019:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	1,535,945	$17.88
Granted	440,143	12.48
Vested	(137,031)	18.57
Forfeited	(15,652)	16.97
Unvested balance as of June 30, 2019	1,823,405	16.53

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

restricted stock awards is based on the market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $12.48 and $18.87 per share for the six months ended June 30, 2019 and 2018, respectively. The total fair value of restricted stock awards that vested during the six months ended June 30, 2019 and 2018 was $1.5 million and $1.4 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2019 was $20.8 million, which the Company expects to recognize over a weighted average period of 1.9 years.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Weighted average grant-date fair value per share	$4.77	$7.82
Expected term (in years)	6	6
Expected stock volatility	46%	41%
Dividend yield	—%	—%
Risk-free interest rate	2.4%	2.5%

The following table provides information about stock option awards outstanding during the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,559,334	$16.55
Granted	244,000	10.23
Exercised	—	—
Forfeited	(33,835)	15.79
Expired	(3,666)	18.23
Outstanding as of June 30, 2019	4,765,833	16.23	7.8	$—
Exercisable as of June 30, 2019	2,625,457	16.13	7.5	$—

The total fair value of stock options that vested during the six months ended June 30, 2019 and 2018 was $4.1 million and $3.7 million, respectively. The intrinsic value of stock options exercised was approximately $0.2 million for the six months ended June 30, 2018 and there were no stock options exercised for the six months ended June 30, 2019. As of June 30, 2019, there was $8.7 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.4 years.
Performance Stock Units
During the six months ended June 30, 2019 and 2018, there was no significant performance stock units activity. As of June 30, 2019, there was $4.4 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.7 years.

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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of June 30, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	July 2019 - September 2019	1,380,000	15,000	$(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural Gas Swaps - Henry Hub	July 2019 - December 2019	5,520,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	July 2019 - December 2019	2,760,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	July 2019 - December 2019	6,440,000	35,000	$(1.31)

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of our derivative instruments in our Consolidated Statements of Operations for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net gain (loss) on derivative instruments	$2,128	$16,697	$(3,743)	$24,540

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2019
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$5,146	$(4,972)	$174
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	19,319	(4,972)	14,347

		December 31, 2018
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$7,708	$(6,076)	$1,632
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	12,127	(6,076)	6,051

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

The following table presents, for each applicable level within the fair value hierarchy, our net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2019
Total assets	$—	$174	$—
Total liabilities	—	14,347	—
December 31, 2018
Total assets	$—	$1,632	$—
Total liabilities	—	6,051	—

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
The Company’s Senior Notes and borrowings under its credit agreement are recorded at cost. The following table summarizes the fair values and carrying values of these instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair value
Credit facility due 2023(1)	$—	$—	$300,000	$300,000
5.375% Senior Notes due 2026(2)	392,119	382,000	391,630	372,000
6.875% Senior Notes due 2027(2)	489,234	505,000	—	—

(1)
The carrying values of the amounts outstanding under CRP’s credit agreement approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

(2)
The Senior Notes’ carrying values include associated unamortized debt issuance costs and any discounts. The Senior Notes’ fair values were determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy.

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
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Class A Common Stock	$17,877	$63,541	$9,765	$129,631
Add: Income from conversion of Class C Common Stock	735	—	442	—
Adjusted net income attributable to Class A Common Stock	$18,612	$63,541	$10,207	$129,631

Basic net earnings per share of Class A Common Stock	$0.07	$0.24	$0.04	$0.49
Diluted net earnings per share of Class A Common Stock	$0.07	$0.24	$0.04	$0.49

Basic weighted average shares of Class A Common Stock outstanding	264,378	263,757	264,397	262,547
Add: Dilutive effect of potential common shares	14	3,249	15	3,554
Add: Dilutive effects of conversion of Class C Common Stock	12,003	—	12,003	—
Diluted weighted average shares of Class A Common Stock outstanding	276,395	267,006	276,415	266,101

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and six months ended June 30, 2019 and 2018, the following shares were excluded from the diluted earnings per share calculation as their impacts were anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Out-of-the-money stock options	4,667	643	4,612	407
Warrants	8,000	—	8,000	—
Restricted stock	1,758	—	1,629	—
Weighted average shares of Class C Common Stock	—	12,314	—	13,497
Performance stock units	—	155	—	77

Note 9—Transactions with Related Parties
Riverstone and its affiliates, beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the terms of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties. For the three and six months ended June 30, 2019, the Company recognized revenues net of processing fees from this marketing agreement amounting to $0.8 million and $1.0 million, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively. These revenues are recognized within Oil and gas sales and the associated processing fees are recognized within Gathering, processing and transportation expenses in the Consolidated Statements of Operations. Included in Accounts Receivable, net was $0.9 million and $0.7 million in receivables due from Lucid as of June 30, 2019 and December 31, 2018, respectively.
Note 10—Commitments and Contingencies
Commitments
The Company routinely enters into or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. There has been no material, non-routine changes in commitments during the six months ended June 30, 2019. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2018 Annual Report.
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
Note 11—Revenues
Revenue from Contracts with Customers
Crude oil, natural gas and NGL sales are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized price of oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues (in thousands):
Oil sales	$214,305	$174,156	$389,859	$348,997
Natural gas sales	8,088	13,721	20,585	32,301
NGL sales	21,846	29,886	48,364	52,363
Oil and gas sales	$244,239	$217,763	$458,808	$433,661

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for certain natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts Receivable, net in the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, such receivable balances were $68.7 million and $67.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For both the six months ended June 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Leases
At contract inception, the Company determines whether or not an arrangement contains a lease. However, in connection with the implementation of ASC 842, this assessment was made as of the adoption date. Upon determination of a lease, a lease right-of-use (ROU) asset and related liability are recorded based on the present value of the future lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make future lease payments arising from the lease.
Currently, the Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of June 30, 2019, these leases have remaining lease terms ranging from one month to three years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk. The table below summarizes our discount rate and remaining lease term as of the period presented.

As of June 30, 2019
Weighted-average discount rate	4.45%
Weighted-average remaining lease term (years)	1.26

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the components of the Company’s lease expenses for the periods presented.

(in thousands)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Lease costs(1)
Operating lease cost	$10,806	$21,393
Variable lease cost	703	1,504
Short-term lease cost	16,684	28,908
Total Lease Cost	$28,193	$51,805

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of June 30, 2019 are as follows:

(in thousands)	Total
2019(1)(2)	$12,948
2020	8,713
2021	2,855
2022	425
Total lease payments	24,941
Less: imputed interest	(863)
Present value of lease liabilities (3)	$24,078

(1)	Excludes payments made during the six months ended June 30, 2019.

(2)	Includes drilling rigs as of June 30, 2019 with an initial term greater than one year.

(3)
Of the total present value of lease liabilities, $18.9 million was recorded to current Operating lease liabilities and $5.2 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of June 30, 2019.

The following is a schedule of the Company’s future contractual payments for operating leases under the scope of ASC 840 that had initial contractual terms greater than one year as of December 31, 2018:

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
Market Conditions
The oil and natural gas industry is cyclical, and commodity prices can be volatile. It is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory levels, weather conditions, geopolitical events and other factors. For example, during the fourth quarter of 2018, WTI spot prices for crude oil significantly declined to a low of $44.48 per barrel, reached a high of $66.30 per barrel in the second quarter of 2019, but the average price remained below $60 per barrel during the first half of 2019.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81
Natural gas (per MMBtu)	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51
A sustained drop in oil, natural gas and NGL prices may not only decrease our revenues on a per unit basis but may also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices (including our realized differentials) in the future could result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement.
2019 Highlights and Future Considerations
Operational Highlights
We operated a six-rig drilling program during the first half of 2019 which enabled us to complete and bring online 40 gross operated wells. The total number of completed wells during the first half of 2019 had an average effective lateral length of approximately 7,900 feet.

Financing Highlights
In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins became effective in April 2019 and remain applicable as long as CRP’s total leverage ratio is less than or equal to 3.0 to 1.0; otherwise, the original applicable margins would be applied.

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Net revenues (in thousands):
Oil sales	$214,305	$174,156	$40,149	23%
Natural gas sales	8,088	13,721	(5,633)	(41)%
NGL sales	21,846	29,886	(8,040)	(27)%
Oil and gas sales	$244,239	$217,763	$26,476	12%

Average sales prices:
Oil (per Bbl)	$54.63	$61.21	$(6.58)	(11)%
Effect of derivative settlements on average price (per Bbl)	(0.18)	1.69	(1.87)	(111)%
Oil net of hedging (per Bbl)	$54.45	$62.90	$(8.45)	(13)%

Average NYMEX price for oil (per Bbl)	$59.81	$68.07	$(8.26)	(12)%
Oil differential from NYMEX	(5.18)	(6.86)	1.68	24%

Natural gas (per Mcf)	$0.81	$1.81	$(1.00)	(55)%
Effect of derivative settlements on average price (per Mcf)	0.71	0.05	0.66	1,320%
Natural gas net of hedging (per Mcf)	$1.52	$1.86	$(0.34)	(18)%

Average NYMEX price for natural gas (per Mcf)	$2.51	$2.85	$(0.34)	(12)%
Natural gas differential from NYMEX	(1.70)	(1.04)	(0.66)	(63)%

NGL (per Bbl)	$16.24	$26.52	$(10.28)	(39)%

Net production:
Oil (MBbls)	3,922	2,845	1,077	38%
Natural gas (MMcf)	9,954	7,572	2,382	31%
NGL (MBbls)	1,346	1,127	219	19%
Total (MBoe)(1)	6,927	5,235	1,692	32%

Average daily net production volume:
Oil (Bbls/d)	43,105	31,271	11,834	38%
Natural gas (Mcf/d)	109,392	83,205	26,187	31%
NGL (Bbls/d)	14,785	12,389	2,396	19%
Total (Boe/d)(1)	76,122	57,528	18,594	32%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended June 30, 2019 were $26.5 million (or 12%) higher than total net revenues for the three months ended June 30, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 38%, 31% and 19%, respectively, between periods. The oil volume increase resulted primarily from our drilling activities in the Delaware Basin. Since the second quarter 2018, we placed 84 gross operated wells on production in the Delaware Basin, which added 2,320 MBbls of net oil production to the second quarter of 2019. These oil volume increases were offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. As a result, our natural gas production increased 31% and NGL production increased 19% during the second quarter of 2019 compared to the same prior year period.
The increases in production volumes between periods were partially offset by lower average realized sales prices for oil, natural gas and NGLs in the second quarter of 2019 compared to the same 2018 period. The average price for oil before the effects of hedging decreased 11%, the average price for natural gas before effects of hedging decreased 55% and the average price for NGLs decreased 39% between periods. The 11% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 12%), which were partially offset by improved oil differentials (a decrease of $1.68 per Bbl) in the second quarter of 2019. The average realized sales price of natural gas between periods decreased 55% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 12%) and wider gas differentials (an increase of $0.66 per Mcf). The continued widening of natural gas price differentials was due to pipeline takeaway capacity constraints impacting the Permian Basin, which has in turn depressed natural gas prices in West Texas. New pipelines are planned to be placed into service beginning in the second half of 2019 continuing through 2021, which are expected to provide relief from these wider gas differentials. The overall 39% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the second quarter 2019 as compared to the second quarter of 2018.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$34,885	$19,182	$15,703	82%
Severance and ad valorem taxes	17,186	14,208	2,978	21%
Gathering, processing and transportation expenses	16,243	15,296	947	6%
Operating costs per Boe:
Lease operating expenses	$5.04	$3.66	$1.38	38%
Severance and ad valorem taxes	2.48	2.71	(0.23)	(8)%
Gathering, processing and transportation expenses	2.34	2.92	(0.58)	(20)%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended June 30, 2019 increased $15.7 million compared to the three months ended June 30, 2018. Higher LOE for the second quarter of 2019 was primarily related to a $9.6 million increase in expense associated with our higher well count. We had 302 gross operated horizontal wells as of June 30, 2019 as compared to 217 gross operated horizontal wells as of June 30, 2018. The net increase in well count was mainly due to our drilling activity adding 84 gross operated wells since the second quarter of 2018, which was further adjusted for acquisitions and divestitures. In addition, workover expense increased $6.1 million between periods as a result of our higher well count and related higher workover activity.
LOE on a per Boe basis increased when comparing the second quarter of 2019 to the same 2018 period. LOE per Boe was $5.04 for the second quarter of 2019, which represents an increase of $1.38 per Boe from the second quarter of 2018. This increase in rate was mainly due to our higher level of workover activity discussed above, as well as (i) higher costs associated with wellhead equipment due to increased monthly rental charges, (ii) increased wellhead chemical and gas mitigation expenses, and (iii) higher field labor costs due to an increase in field employees from June 30, 2018 to June 30, 2019.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2019 increased $3.0 million compared to the three months ended June 30, 2018. Severance taxes are primarily based on the market value of production at the wellhead, while ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 7.0% for three months ended June 30, 2019 as compared to 6.5% for the same period in 2018 due to increased ad valorem taxes of $1.4 million between periods, associated with our higher well count and higher oil and gas reserve values.
Severance and ad valorem taxes decreased on a per Boe basis to $2.48 for the second quarter of 2019 from $2.71 for the second quarter of 2018. This 8% decrease in rate is due to lower average realized sales prices for oil, natural gas and NGLs between periods.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended June 30, 2019 increased $0.9 million as compared to the three months ended June 30, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing costs, transportation tariffs and gathering fees being incurred.
On a per Boe basis, GP&T decreased 20% from $2.92 for the second quarter of 2018 to $2.34 per Boe for the second quarter of 2019. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate likewise decreased between periods to $5.41 from $6.40 for the three months ended June 30, 2019 and 2018, respectively. This decrease was attributable to the following factors: (i) lower natural gas prices between periods, due to residue gas being a primary cost component of our plant processing fees; and (ii) $2.9 million in reimbursements received from third parties for their usage of our firm transportation capacity in the second quarter of 2019. The agreement that enables us to receive these third party reimbursements extends through March of 2020; such reimbursements, however, may not necessarily be recurring in these similar amounts.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	For the Three Months Ended June 30,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$112,114	$74,946
Depreciation, depletion and amortization per Boe	$16.18	$14.32
Our DD&A rate can fluctuate as a result of development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended June 30, 2019, DD&A expense amounted to $112.1 million, an increase of $37.2 million over the same 2018 period. The primary factor contributing to higher DD&A in 2019 was the increase in our overall production volumes between periods, which added $24.5 million of incremental DD&A expense to the second quarter of 2019, while higher DD&A rates between periods contributed an additional $12.7 million of DD&A expense to the second quarter of 2019.
DD&A per Boe was $16.18 for the second quarter of 2019 compared to $14.32 for the same period in 2018. The primary factors contributing to this higher DD&A rate were (i) revisions to proved reserves subsequent to the second quarter of 2018, and (ii) a higher level of infrastructure costs (having no associated proved reserve adds).
Impairment and Abandonment Expense. During the three months ended June 30, 2019 and 2018, $4.4 million and $1.8 million, respectively, of abandonment expense was incurred related to undeveloped leasehold acreage that expired after efforts to extend, sell or trade these leases were unsuccessful.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2019	2018
Geological and geophysical costs	$3,179	$1,204
Stock-based compensation	682	489
Exploratory dry hole costs	—	174
Exploration expense	$3,861	$1,867
Exploration expense was $3.9 million for the three months ended June 30, 2019 compared to $1.9 million for the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to $1.5 million in higher costs incurred on G&G projects and seismic studies and a $0.7 million increase in G&G personnel expenses due to the average number of geologists increasing between periods.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2019	2018
Cash general and administrative expenses	$12,359	$9,643
Stock-based compensation	6,076	4,166
General and administrative expenses	$18,435	$13,809

G&A expenses for the three months ended June 30, 2019 were $18.4 million compared to $13.8 million for the second quarter of 2018. Our G&A expenses were higher in 2019 primarily due to $2.0 million in increased employee salaries, wages and payroll burdens, $1.9 million in higher stock-based compensation and $0.8 million in increased software and office rental expenses. These costs were higher during the second quarter of 2019 due to our increase in headcount since June 30, 2018.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2019	2018
Credit facility	$879	$687
5.375% Senior Notes due 2026	5,375	5,375
6.875% Senior Notes due 2027	8,594	—
Amortization of debt issuance costs and debt discount	775	427
Interest capitalized	(1,186)	(698)
Total	$14,437	$5,791
Interest expense was $8.6 million higher for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to interest incurred in the second quarter of 2019 on our 2027 Senior Notes that were issued in March of 2019.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	For the Three Months Ended June 30,
(in thousands)	2019	2018
Cash settlement gains (losses)	$6,388	$5,163
Non-cash mark-to-market derivative gain (loss)	(4,260)	11,534
Total	$2,128	$16,697
Income Tax Expense. We recognized income tax expense of $5.9 million and $19.9 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended June 30, 2019 was primarily due to lower pre-tax book income of $62.5 million from the second quarter of 2018 to the second quarter of 2019.
The Company’s provision for income taxes for the second quarter of 2019 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax book income because of state income taxes and permanent differences.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Net revenues (in thousands):
Oil sales	$389,859	$348,997	$40,862	12%
Natural gas sales	20,585	32,301	(11,716)	(36)%
NGL sales	48,364	52,363	(3,999)	(8)%
Oil and gas sales	$458,808	$433,661	$25,147	6%

Average sales prices:
Oil (per Bbl)	$51.51	$61.37	$(9.86)	(16)%
Effect of derivative settlements on average price (per Bbl)	(0.20)	0.89	(1.09)	(122)%
Oil net of hedging (per Bbl)	$51.31	$62.26	$(10.95)	(18)%

Average NYMEX price for oil (per Bbl)	$57.36	$65.55	$(8.19)	(12)%
Oil differential from NYMEX	(5.85)	(4.18)	(1.67)	(40)%

Natural gas (per Mcf)	$1.09	$2.12	$(1.03)	(49)%
Effect of derivative settlements on average price (per Mcf)	0.40	0.03	0.37	1,233%
Natural gas net of hedging (per Mcf)	$1.49	$2.15	$(0.66)	(31)%

Average NYMEX price for natural gas (per Mcf)	$2.69	$2.96	$(0.27)	(9)%
Natural gas differential from NYMEX	(1.60)	(0.84)	(0.76)	(90)%

NGL (per Bbl)	$17.99	$27.99	$(10.00)	(36)%

Net production:
Oil (MBbls)	7,568	5,687	1,881	33%
Natural gas (MMcf)	18,918	15,255	3,663	24%
NGLs (MBbls)	2,689	1,871	818	44%
Total (MBoe)(1)	13,410	10,101	3,309	33%

Average daily net production volume:
Oil (Bbls/d)	41,814	31,421	10,393	33%
Natural gas (Mcf/d)	104,521	84,283	20,238	24%
NGLs (Bbls/d)	14,856	10,340	4,516	44%
Total (Boe/d)(1)	74,089	55,808	18,281	33%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the six months ended June 30, 2019 were $25.1 million, or 6%, higher than total net revenues for the six months ended June 30, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 33%, 24% and 44%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin. Since the second quarter 2018, 84 gross operated wells were placed on production in the Delaware Basin, which added 4,177 MBbls of net oil production to the first six months of 2019. These oil volume increases were partially offset by normal field production declines across our existing wells.

Natural gas and NGLs are produced concurrently with our crude oil volumes, resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the second quarter of 2018, the main processor of our wet gas switched from ethane-rejection to ethane-recovery due to lower gas prices in the Permian Basin and higher ethane prices, which led to stronger ethane processing economics. This switch enabled us to recover an increased amount of ethane from our wet gas resulting in a significant increase in NGL volumes between periods (up 44%) compared to a 24% increase in natural gas volumes between periods.
The above increases in production volumes between periods were partially offset by lower average realized sales prices for oil, natural gas and NGLs in the first half of 2019 compared to the same 2018 period. The average price for oil before the effects of hedging decreased 16%, the average price for natural gas before the effects of hedging decreased 49% and the average price for NGLs decreased 36% between periods. The 16% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX oil prices decreased 12%) and wider oil differentials (an increase of $1.67 per Bbl) in the first half of 2019. Similarly, the 49% decrease in the average realized sales price of natural gas between periods was due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 9%) and wider gas differentials (an increase of $0.76 per Mcf). The overall 36% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products. Both our oil and gas differentials widened during the first half of 2019 as compared to the first half of 2018 due to pipeline takeaway capacity constraints impacting the Permian Basin. New pipelines are planned to be placed into service beginning in the second half of 2019 continuing through 2021, which are expected to provide relief from these wider oil and gas differentials.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	For the Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$64,747	$35,458	$29,289	83%
Severance and ad valorem taxes	33,306	28,381	4,925	17%
Gathering, processing and transportation expenses	31,267	29,124	2,143	7%
Operating costs per Boe:
Lease operating expenses	$4.83	$3.51	$1.32	38%
Severance and ad valorem taxes	2.48	2.81	(0.33)	(12)%
Gathering, processing and transportation expenses	2.33	2.88	(0.55)	(19)%
Lease Operating Expenses. LOE for the six months ended June 30, 2019 increased $29.3 million as compared to the six months ended June 30, 2018. Higher LOE for the first half of 2019 was primarily related to a $16.2 million increase in expense associated with our higher well count, as well as increased water production which resulted in higher water disposal costs. We had 302 gross operated horizontal wells as of June 30, 2019 compared to 217 gross operated horizontal wells as of June 30, 2018. The net increase in well count was mainly the result of our drilling activity adding 84 gross operated wells since the second quarter of 2018, was further adjusted for acquisitions and divestitures. In addition, workover activity increased $13.1 million between periods as a result of our higher well count and related higher workover activity.
LOE on a per Boe basis increased when comparing the first half of 2019 to the same 2018 period. LOE per Boe was $4.83 for the six months ended June 30, 2019, which represents an increase of $1.32 per Boe from the comparable 2018 period. This increase in rate was mainly due to our higher level of workover activity discussed above, as well as (i) higher costs associated with wellhead equipment due to increased monthly rental charges, (ii) increased wellhead chemicals and gas mitigation expenses, and (iii) higher field labor costs due to an increase in field employees from June 30, 2018 to June 30, 2019.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2019 increased $4.9 million compared to the six months ended June 30, 2018. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 7.2% for the six months ended June 30, 2019 as compared to 6.6% in 2018 due to increased ad valorem taxes of $3.2 million between periods, associated with our higher well count and higher oil and gas reserve values.
Severance and ad valorem taxes decreased on a per Boe basis to $2.48 for the six months ended June 30, 2019 from $2.81 for the six months ended June 30, 2018. This 12% decrease in rate is due to lower average realized sales prices for oil, natural gas and NGLs between periods.

Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2019 increased $2.1 million compared to the six months ended June 30, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing costs, transportation tariffs and gathering fees being incurred.
On a per Boe basis, GP&T decreased 19% from $2.88 in the first half of 2018 to $2.33 per Boe for the same 2019 period. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate likewise decreased between periods to $5.35 from $6.60 for the six months ended June 30, 2019 and 2018, respectively. This decrease was attributable to the following factors: (i) lower natural gas prices between periods, due to residue gas being a primary cost component of gas processing fees; and (ii) $10.4 million in reimbursements received from third parties for their usage of our firm transportation capacity in the first half of 2019. The agreement that enables us to receive these third party reimbursements extends through March of 2020; such reimbursements, however, may not necessarily be recurring in these similar amounts.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	For the Six Months Ended June 30,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$208,672	$140,956
Depreciation, depletion and amortization per Boe	$15.56	$13.95
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserve or proved developed reserves. For the six months ended June 30, 2019, DD&A expense amounted to $208.7 million, an increase of $67.7 million over the same 2018 period. The primary factor contributing to higher DD&A in 2019 was the increase in our overall production volumes between periods, which added $46.4 million of incremental DD&A expense during the first six months of 2019, while higher DD&A rates between periods contributed an additional $21.3 million of DD&A expense to the first six months of 2019.
DD&A per Boe was $15.56 for the first half of 2019 compared to $13.95 for the same period in 2018. The primary factors contributing to this higher DD&A rate were (i) revisions to proved reserves subsequent to the second quarter of 2018, and (ii) a higher level of infrastructure costs (having no associated proved reserve adds).
Impairment and Abandonment Expenses. During the six months ended June 30, 2019, $35.7 million of abandonment expense was incurred related to undeveloped leasehold acreage. Of this amount, $19.1 million was incurred with respect to non-core acreage that expired during the first half of 2019 after efforts to extend, sell or trade these leases were unsuccessful, and $16.6 million was identified as impaired acreage based on impairment indicators that arose during the period, following an acreage sale that was initiated in the first quarter of 2019.
During the six months ended June 30, 2018, $1.8 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired during the period.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Geological and geophysical costs	$5,095	$4,049
Stock-based compensation	1,282	870
Exploratory dry hole costs	—	395
Exploration expense	$6,377	$5,314
Exploration was $6.4 million for the six months ended June 30, 2019 compared to $5.3 million for the same prior year period. Exploration expense mainly consists of topographical studies, G&G projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to an increase in G&G personnel expenses of $1.7 million during the first half of 2019 due to the average number of geologists increasing between periods. This increase was partially offset by lower costs incurred on G&G projects and seismic studies between periods and no exploratory dry hole costs incurred during 2019.

General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash general and administrative expenses	$24,594	$19,988
Stock-based compensation	11,959	8,118
General and administrative expenses	$36,553	$28,106
G&A expenses for the six months ended June 30, 2019 were $36.6 million compared to $28.1 million for the six months ended June 30, 2018. The higher G&A expenses incurred in 2019 were primarily due to $4.5 million in increased employee salaries, wages and payroll burdens, $3.8 million in higher stock-based compensation and $1.2 million in increased software and office rental expenses. These costs were higher during the first half of 2019 due to our increase in headcount since June 30, 2018. These increases were partially offset by $0.9 million lower professional fees incurred during the six months ended June 30, 2019 as compared to the prior year period.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Credit facility	$4,611	$1,470
5.375% Senior Notes due 2026	10,750	10,750
6.875% Senior Notes due 2027	10,122	—
Amortization of debt issuance costs and debt discount	1,287	806
Interest capitalized	(2,173)	(1,422)
Total	$24,597	$11,604
Interest expense was $13.0 million higher for the six months ended June 30, 2019 compared to the same 2018 period primarily due to $10.1 million in interest we incurred in the first half of 2019 related to our 2027 Senior Notes that were issued in March 2019, as well as increased borrowings under our credit facility in the first half of 2019. The Company’s weighted average borrowings outstanding under our credit facility were $158.0 million and $20.8 million for the first half of 2019 and 2018, respectively. Our credit facility’s weighted average effective interest rate was 4.1% for the six months ended June 30, 2019 as compared to 3.7% for the same 2018 period.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in underlying commodity prices and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Cash settlement gains (losses)	$6,011	$5,524
Non-cash mark-to-market derivative gain (loss)	(9,754)	19,016
Total	$(3,743)	$24,540
Income Tax Expense. During the six months ended June 30, 2019 and 2018, the Company recognized income tax expense of $3.7 million and $39.1 million, respectively. The decrease in income tax expense for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily due to a decrease in pre-tax income of $163.2 million between periods.
The Company's provision for income taxes for the first half of 2019 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt and equity securities. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
The following table summarizes our capital expenditures (“capex”) incurred for the six months ended June 30, 2019:

(in millions)	For the Six Months Ended June 30, 2019
Drilling and completion capital expenditures	$368.2
Facilities, infrastructure and other	90.2
Land	24.2
Total capital expenditures	$482.6
We continually evaluate our capital needs and compare them to our capital resources. Our estimated capex budget for 2019 is $765 million to $925 million, of which $625 million to $725 million is allocated to drilling and completion (“D&C”) activity. We expect to fund our capex budget with cash flows from operations and borrowings under our credit facility. The D&C portion of our 2019 capital budget represents a decrease relative to $766.1 million of D&C expenditures incurred during 2018. This decreased capital budget is driven by a shift in our rig activity from seven to six rigs and the associated decrease in development capex associated with running a six-rig drilling program.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of these capital expenditures. We could choose to defer a portion of this planned capex depending on a variety of factors, including but not limited to: the success of our drilling activities; prevailing and anticipated prices for oil and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$280,194	$323,902
Net cash used in investing activities	(458,520)	(433,371)
Net cash provided by financing activities	188,643	26,274
For the six months ended June 30, 2019, we generated $280.2 million of cash from operating activities, a decrease of $43.7 million from the same period in 2018. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, exploration expense, cash general and administrative expenses, interest expense and the timing of our receivable collections and supplier payments during the six months ended June 30, 2019. These declining factors were partially offset by higher crude oil, natural gas and NGL production volumes and higher cash settlements gains from derivatives for the six months ended June 30, 2019 as compared to the same 2018 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the six months ended June 30, 2019, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $300.0 million under our credit facility, to finance $437.9 million of drilling and development capex, to fund $42.3 million in oil and gas property acquisitions and to purchase $4.3 million of other property and equipment.
During the six months ended June 30, 2018, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties, and $30.0 million in net borrowings under our credit facility were used to finance $469.0 million of drilling and development capex and $107.2 million in oil and gas property acquisitions.
Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of June 30, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of June 30, 2019, the Company had no borrowings outstanding and $799.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of June 30, 2019 and through the filing of this Quarterly Report.
In connection with the spring 2019 semi-annual credit facility redetermination, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins became effective in April 2019 and remain applicable as long as CRP’s total leverage ratio (as described above) is less than or equal to 3.0 to 1.0; otherwise, the original applicable margins would be applied.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2019 and through the filing of this Quarterly Report.
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
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2019 to the critical accounting policies previously disclosed in our 2018 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2018 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
Please refer to Note 1—Basis of Presentation under Part I, Item 1. of this Quarterly Report for a discussion of the effects of recently adopted accounting standards and the potential effects of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The term “market risk” as it applies to our business refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates, and we are exposed to market risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the first half of 2019, our income before income taxes for the six months ended June 30, 2019 would have moved up or down $39.0 million for each 10% change in oil prices per Bbl, $4.8 million for each 10% change in NGL prices per Bbl, and $2.1 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they may partially limit our potential gains from future increases in prices. Our credit agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The following table summarizes the terms of the swap contracts the Company had in place as of June 30, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	July 2019 - September 2019	1,380,000	15,000	$(9.03)
	October 2019 - December 2019	920,000	10,000	(4.24)

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural Gas Swaps - Henry Hub	July 2019 - December 2019	5,520,000	30,000	$2.78
Natural Gas Swaps - West Texas WAHA	July 2019 - December 2019	2,760,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	July 2019 - December 2019	6,440,000	35,000	$(1.31)

(1)
These natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas, as applicable, as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.

Changes in the fair value of derivative contracts from December 31, 2018 to June 30, 2019, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2018	$(4,419)
Contracts settled	(6,011)
Change in the futures curve of forecasted commodity prices(1)	(3,743)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2019	$(14,173)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2019 would cause a $0.1 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of June 30, 2019 would cause a $0.9 million increase or decrease, respectively, in this same fair value liability.
Interest Rate Risk
The Company’s ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in the Company’s credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes the Company to interest rate risk if we have borrowings outstanding. At June 30, 2019, the Company had no borrowings outstanding under its credit agreement. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The Company’s remaining long-term debt balance of $881.4 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding the Company’s debt instruments, see Note 3—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
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

10.1#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
10.2*#	Centennial Resource Development, Inc. Second Amended and Restated Non-Employee Director Compensation Program
10.3*#	Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	August 5, 2019