Form 10-Q
period 2019-09-30
Centennial Resource Development, Inc.
filed 2019-11-04
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2019, there were 275,600,503 shares of Class A Common Stock, par value $0.0001 per share and 1,143,039 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$10,933	$18,157
Accounts receivable, net	141,312	100,623
Derivative instruments	—	1,632
Prepaid and other current assets	8,931	9,777
Total current assets	161,176	130,189
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,515,458	1,680,065
Proved properties	3,704,555	2,895,280
Accumulated depreciation, depletion and amortization	(809,979)	(496,900)
Total oil and natural gas properties, net	4,410,034	4,078,445
Other property and equipment, net	14,799	8,837
Total property and equipment, net	4,424,833	4,087,282
Noncurrent assets
Operating lease right-of-use assets	17,182	—
Other noncurrent assets	42,940	42,550
TOTAL ASSETS	$4,646,131	$4,260,021

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$267,962	$240,575
Derivative instruments	4,433	6,051
Operating lease liabilities	14,151	—
Other current liabilities	942	1,090
Total current liabilities	287,488	247,716
Noncurrent liabilities
Long-term debt, net	1,001,867	691,630
Asset retirement obligations	14,629	13,895
Deferred income taxes	84,471	62,167
Operating lease liabilities	3,862	—
Other long-term liabilities	—	744
Total liabilities	1,392,317	1,016,152
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 280,443,894 shares issued and 275,556,804 shares outstanding at September 30, 2019 and 265,859,273 shares issued and 264,323,328 shares outstanding at December 31, 2018	28	27
Class C (Convertible): 1,143,039 shares issued and outstanding at September 30, 2019 and 12,003,183 shares issued and outstanding at December 31, 2018	—	1
Additional paid-in capital	2,967,149	2,833,611
Retained earnings	272,718	266,538
Total shareholders’ equity	3,239,895	3,100,177
Noncontrolling interest	13,919	143,692
Total equity	3,253,814	3,243,869
TOTAL LIABILITIES AND EQUITY	$4,646,131	$4,260,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues
Oil and gas sales	$229,130	$234,880	$687,938	$668,541
Operating expenses
Lease operating expenses	42,330	23,706	107,077	59,164
Severance and ad valorem taxes	12,213	14,410	45,519	42,791
Gathering, processing and transportation expenses	20,853	16,090	52,120	45,214
Depreciation, depletion and amortization	112,720	83,423	321,392	224,379
Impairment and abandonment expense	6,745	8,612	42,427	10,396
Exploration expense	2,869	2,712	9,246	8,026
General and administrative expenses	20,036	16,561	56,589	44,667
Total operating expenses	217,766	165,514	634,370	434,637
Net gain (loss) on sale of long-lived assets	(22)	52	(15)	(74)
Income from operations	11,342	69,418	53,553	233,830

Other income (expense)
Interest expense	(15,246)	(6,534)	(39,843)	(18,138)
Net gain (loss) on derivative instruments	1,522	(9,571)	(2,221)	14,969
Other income (expense)	62	13	321	(4)
Total other income (expense)	(13,662)	(16,092)	(41,743)	(3,173)

Income (loss) before income taxes	(2,320)	53,326	11,810	230,657
Income tax expense	(1,393)	(11,652)	(5,058)	(50,729)
Net income (loss)	(3,713)	41,674	6,752	179,928
Less: Net income (loss) attributable to noncontrolling interest	(128)	2,386	572	11,009
Net income (loss) attributable to Class A Common Stock	$(3,585)	$39,288	$6,180	$168,919

Income (loss) per share of Class A Common Stock:
Basic	$(0.01)	$0.15	$0.02	$0.64
Diluted	$(0.01)	$0.15	$0.02	$0.63
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,752	$179,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	321,392	224,379
Stock-based compensation expense	21,351	14,329
Impairment and abandonment expense	42,427	10,396
Exploratory dry hole costs	—	395
Deferred tax expense	5,058	50,729
Net loss on sale of long-lived assets	15	74
Non-cash portion of derivative (gain) loss	14	(579)
Amortization of debt issuance costs and discount	2,070	1,258
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(47,771)	(18,327)
(Increase) decrease in prepaid and other assets	(995)	(52)
Increase (decrease) in accounts payable and other liabilities	34,562	32,165
Net cash provided by operating activities	384,875	494,695
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(73,346)	(114,870)
Drilling and development capital expenditures	(644,945)	(723,100)
Purchases of other property and equipment	(8,207)	(4,409)
Proceeds from sales of oil and natural gas properties	28,378	147,413
Net cash used in investing activities	(698,120)	(694,966)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	345,000	295,000
Repayment of borrowings under revolving credit facility	(525,000)	(155,000)
Proceeds from issuance of 2027 Senior Notes	496,175	—
Debt issuance costs	(7,200)	(4,217)
Proceeds from exercise of stock options	—	847
Restricted stock used for tax withholdings	(911)	(1,119)
Net cash provided by financing activities	308,064	135,511
Net decrease in cash, cash equivalents and restricted cash	(5,181)	(64,760)
Cash, cash equivalents and restricted cash, beginning of period	21,422	125,915
Cash, cash equivalents and restricted cash, end of period	$16,241	$61,155
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information
Cash paid for interest	$27,985	$15,587
Operating lease liability payments:
Cash used in operating activities	16,808	—
Cash used in investing activities	13,946	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$120,238	$97,844
Asset retirement obligations incurred, including revisions to estimates	1,075	1,040
Right-of-use assets obtained in exchange for operating lease liabilities	35,686	—
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows for the periods presented:

	For the Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents	$10,933	$58,922
Restricted cash(1)	5,308	2,233
Total cash, cash equivalents and restricted cash	$16,241	$61,155

(1)	Included in Prepaid and other current assets and Other noncurrent assets line items on the Consolidated Balance Sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Stock-based compensation	—	—	—	—	—	—	6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	$27	12,003	$1	—	$—	$2,839,803	$258,426	$3,098,257	$143,267	$3,241,524
Restricted stock issued	4	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(16)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(41)	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	—	—	6,758	—	6,758	—	6,758
Net income (loss)	—	—	—	—	—	—	—	17,877	17,877	1,125	19,002
Balance at June 30, 2019	266,255	$27	12,003	$1	—	$—	$2,846,520	$276,303	$3,122,851	$144,392	$3,267,243
Restricted stock issued	3,466	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(30)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(107)	—	—	—	—	—	(579)	—	(579)	—	(579)
Stock-based compensation	—	—	—	—	—	—	8,110	—	8,110	—	8,110
Conversion of common stock from Class C to Class A, net of tax	10,860	1	(10,860)	(1)	—	—	113,098	—	113,098	(130,345)	(17,247)
Net income (loss)	—	—	—	—	—	—	—	(3,585)	(3,585)	(128)	(3,713)
Balance at September 30, 2019	280,444	$28	1,143	$—	—	$—	$2,967,149	$272,718	$3,239,895	$13,919	$3,253,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	261,338	$26	15,661	$2	—	$—	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	199	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(26)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(10)	—	—	—	—	—	(192)	—	(192)	—	(192)
Stock option exercises	10	—	—	—	—	—	164	—	164	—	164
Stock-based compensation	—	—	—	—	—	—	4,333	—	4,333	—	4,333
Conversion of common stock from Class C to Class A, net of tax	3,347	1	(3,347)	(1)	—	—	42,188	—	42,188	(35,519)	6,669
Net income (loss)	—	—	—	—	—	—	—	66,090	66,090	4,682	70,772
Balance at March 31, 2018	264,858	$27	12,314	$1	—	$—	$2,814,051	$132,729	$2,946,808	$138,910	$3,085,718
Restricted stock issued	23	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(17)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(65)	—	(65)	—	(65)
Stock option exercises	28	—	—	—	—	—	411	—	411	—	411
Stock-based compensation	—	—	—	—	—	—	4,655	—	4,655	—	4,655
Net income (loss)	—	—	—	—	—	—	—	63,541	63,541	3,941	67,482
Balance at June 30, 2018	264,888	$27	12,314	$1	—	$—	$2,819,052	$196,270	$3,015,350	$142,851	$3,158,201
Restricted stock issued	697	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(93)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(46)	—	—	—	—	—	(862)	—	(862)	—	(862)
Stock option exercises	14	—	—	—	—	—	272	—	272	—	272
Stock-based compensation	—	—	—	—	—	—	5,341	—	5,341	—	5,341
Conversion of common stock from Class C to Class A, net of tax	311	—	(311)	—	—	—	3,953	—	3,953	(3,373)	580
Net income (loss)	—	—	—	—	—	—	—	39,288	39,288	2,386	41,674
Balance at September 30, 2018	265,771	$27	12,003	$1	—	$—	$2,827,756	$235,558	$3,063,342	$141,864	$3,205,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Basis of Presentation
Description of Business
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks primarily in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
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
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Noncontrolling interest represents third-party ownership in CRP, and it is presented as a component of equity. See Note 8—Noncontrolling Interest for further discussion of noncontrolling interest.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests of long-lived assets; (iii) impairment expense of unproved properties; (iv) depreciation, depletion and amortization; (v) asset retirement obligations; (vi) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vii) accrued revenues and related receivables; (viii) accrued liabilities; (ix) valuation of derivatives; and (x) deferred income taxes.
Income Taxes
Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to the Company’s year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various state jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information becomes known or as the tax environment changes.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recently Issued or Adopted Accounting Standards
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
The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company has adopted this guidance as of January 1, 2019 and elected to recognize a cumulative-effect adjustment at the time of adoption. The Company has elected the following practical expedients that allow an entity to carry forward historical accounting treatment relating to: (i) lease identification and classification for existing leases and (ii) existing land easements. The adoption of ASC 842 resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities in the Company’s Consolidated Balance Sheets for its existing operating leases including drilling rig contracts, office rental agreements, and other wellhead equipment. This adoption did not have a significant impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 13—Leases for additional information.
Note 2—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued oil and gas sales receivable, net	$71,732	$66,997
Joint interest billings, net	65,444	31,658
Other	4,136	1,968
Accounts receivable, net	$141,312	$100,623

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accounts payable	$33,455	$55,984
Accrued capital expenditures	94,952	75,791
Revenues payable	85,275	63,399
Accrued interest	24,162	11,129
Accrued employee compensation and benefits	9,699	9,757
Accrued expenses and other	20,419	24,515
Accounts payable and accrued expenses	$267,962	$240,575

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2019	December 31, 2018
Credit Facility due 2023	$120,000	$300,000

5.375% Senior Notes due 2026	400,000	400,000
6.875% Senior Notes due 2027	500,000	—
Unamortized debt discount	(3,643)	—
Unamortized debt issuance costs on Senior Notes	(14,490)	(8,370)
Senior Notes, net	881,867	391,630

Total long-term debt, net	$1,001,867	$691,630

Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of September 30, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of September 30, 2019, the Company had $120.0 million borrowings outstanding and $679.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
The amount available to be borrowed under the Company’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. Borrowings under CRP’s revolving credit facility are guaranteed by certain of its subsidiaries. In connection with the fall 2019 semi-annual borrowing base redetermination under our credit facility, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin, which ranged from 125 to 225 basis points as of September 30, 2019, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 25 to 125 basis points as of September 30, 2019, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility. The applicable margins for the LIBOR loans and base rate loans referenced above reflect interest rate reductions that became effective on April 26, 2019 and are applicable as long as CRP’s total leverage ratio (as described below) is less than or equal to 3.0 to 1.0. If CRP’s total leverage ratio exceeds 3.0 to 1.0 in the future, the original applicable margins under the credit agreement would revert to the range from 150 to 250 basis points for LIBOR loans and 50 to 150 basis points for base rate loans, in each case depending on the percentage of the borrowing base utilized. The weighted-average borrowing rate on our credit agreement, exclusive of unutilized commitment fees and the letter of credit noted above, was 3.9% per annum for the nine months ended September 30, 2019.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio,

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with the covenants and the financial ratios described above as of September 30, 2019 and through the filing of this Quarterly Report.
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
At any time prior to January 15, 2021 (for the 2026 Senior Notes) and April 1, 2022 (for the 2027 Senior Notes), the “Optional Redemption Dates,” CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of either series of Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes) and 106.875% (for the 2027 Senior Notes) of the principal amount of the Senior Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2019 and through the filing of this Quarterly Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) associated with our working interests in oil and gas properties for the nine months ended September 30, 2019:

(in thousands)
Asset retirement obligations as of January 1, 2019	$13,895
Liabilities acquired	101
Liabilities incurred	1,075
Liabilities divested and settled	(1,112)
Accretion expense	670
Asset retirement obligations as of September 30, 2019	$14,629

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
Note 5—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of September 30, 2019, the Company had 5,042,238 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Restricted stock awards	$4,569	$2,393	$11,159	$6,157
Stock option awards	2,557	2,337	7,766	6,853
Performance stock units	918	611	2,360	1,319
Other stock-based compensation expense(1)	66	—	66	—
Total stock-based compensation expense	$8,110	$5,341	$21,351	$14,329

(1)
Includes expenses related to the Company’s Employees Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2019:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	1,535,945	$17.88
Granted	3,906,196	6.70
Vested	(509,833)	17.82
Forfeited	(45,217)	12.96
Unvested balance as of September 30, 2019	4,887,091	8.99

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based on the market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $6.70 and $18.38 per share for the nine months ended September 30, 2019 and 2018, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2019 and 2018 was $9.1 million and $4.4 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2019 was $36.6 million, which the Company expects to recognize over a weighted average period of 2.4 years.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Weighted average grant date fair value per share	$4.47	$7.74
Expected term (in years)	6	6
Expected stock volatility	46%	41%
Dividend yield	—%	—%
Risk-free interest rate	2.3%	2.6%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,559,334	$16.55
Granted	326,000	9.56
Exercised	—	—
Forfeited	(65,336)	16.90
Expired	(15,998)	17.88
Outstanding as of September 30, 2019	4,804,000	16.07	7.5	$—
Exercisable as of September 30, 2019	2,654,623	16.14	7.2	$—

The total fair value of stock options that vested during the nine months ended September 30, 2019 and 2018 was $4.4 million and $3.7 million, respectively. The intrinsic value of stock options exercised was approximately $0.2 million for the nine months ended September 30, 2018 and there were no stock options exercised for the nine months ended September 30, 2019. As of September 30, 2019, there was $6.2 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.5 years.
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
The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Weighted average grant-date fair value per share	$6.68	$22.35
Number of simulations	1,000,000	1,000,000
Expected stock volatility	52.3%	40.2%
Dividend yield	—%	—%
Risk-free interest rate	1.8%	2.8%

The following table provides information about performance stock units outstanding during the nine months ended September 30, 2019:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	386,459	$21.94
Granted	486,213	6.68
Vested	—	—
Forfeited	—	—
Unvested balance as of September 30, 2019	872,672	13.44

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2019, there was $6.7 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.0 years.
Note 6—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company may periodically use derivative instruments, such as swaps, costless collars and basis swaps, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flows from operations, returns on capital and other financial results. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of September 30, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	October 2019 - December 2019	920,000	10,000	$(4.24)

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps - Henry Hub	October 2019 - December 2019	2,760,000	30,000	$2.78
Natural gas swaps - West Texas WAHA	October 2019 - December 2019	1,380,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	October 2019 - December 2019	3,220,000	35,000	$(1.31)

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of our derivative instruments in our Consolidated Statements of Operations for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net gain (loss) on derivative instruments	$1,522	$(9,571)	$(2,221)	$14,969

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2019
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$1,402	$(1,402)	$—
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	5,835	(1,402)	4,433

		December 31, 2018
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$7,708	$(6,076)	$1,632
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	12,127	(6,076)	6,051

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

The following table presents, for each applicable level within the fair value hierarchy, our net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2019
Total assets	$—	$—	$—
Total liabilities	—	4,433	—
December 31, 2018
Total assets	$—	$1,632	$—
Total liabilities	—	6,051	—

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
The Company’s Senior Notes and borrowings under its credit agreement are recorded at cost. The following table summarizes the fair values and carrying values of these instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair value
Credit facility due 2023(1)	$120,000	$120,000	$300,000	$300,000
5.375% Senior Notes due 2026(2)	392,369	382,480	391,630	372,000
6.875% Senior Notes due 2027(2)	489,498	498,750

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

Note 8—Noncontrolling Interest
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
As of September 30, 2019, the noncontrolling interest ownership of CRP decreased to 0.4% from 4.3% as of December 31, 2018. The decrease was mainly the result of the exchange by the Centennial Contributors and their affiliates on September 17, 2019 of 10,860,144 of their CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock. A tax loss of $17.2 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with this exchange.
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

Note 9—Earnings Per Share
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
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) attributable to Class A Common Stock	$(3,585)	$39,288	$6,180	$168,919
Add: Income from conversion of Class C Common Stock	—	1,717	—	—
Adjusted net income (loss) attributable to Class A Common Stock	$(3,585)	$41,005	$6,180	$168,919

Basic net earnings (loss) per share of Class A Common Stock	$(0.01)	$0.15	$0.02	$0.64
Diluted net earnings (loss) per share of Class A Common Stock	$(0.01)	$0.15	$0.02	$0.63

Basic weighted average shares of Class A Common Stock outstanding	266,205	263,959	265,025	263,029
Add: Dilutive effect of potential common shares	—	3,766	60	3,625
Add: Dilutive effects of conversion of Class C Common Stock	—	12,189	—	—
Diluted weighted average shares of Class A Common Stock outstanding	266,205	279,914	265,085	266,654

The following table presents shares excluded from the diluted earnings per share calculation as their impacts were anti-dilutive for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019(1)	2018	2019	2018
Out-of-the-money stock options	4,817	142	4,680	318
Warrants	8,000	—	8,000	—
Restricted stock	3,827	—	2,313	—
Weighted average shares of Class C Common Stock	10,351	—	11,446	13,056
Performance stock units	—	—	—	52
Employee Stock Purchase Plan	8		—

(1)
The Company recognized a net loss during the three months ended September 30, 2019. As a result, all potential common shares were anti-dilutive and excluded from the calculation of diluted net earnings per share.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10—Transactions with Related Parties
Riverstone and its affiliates beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the terms of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties. The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as presented in the Consolidated Statements of Operations for the periods indicated as well as the related net receivables outstanding as of the balance sheet dates:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Oil and gas sales	$715	$1,300	$2,511	$1,745
Gathering, processing and transportation expenses	793	183	1,719	273

(in thousands)	September 30, 2019	December 31, 2018
Accounts receivable, net(1)	$192	$325

(1)     The receivables are presented net of unpaid processing fees incurred as of the indicated period end date.
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into or extends operating agreements, office and equipment leases, drilling and completion rig contracts, among others, in the ordinary course of business. There has been no material, non-routine changes in commitments during the nine months ended September 30, 2019. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2018 Annual Report.
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
Note 12—Revenues
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
Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues (in thousands):
Oil sales	$200,196	$184,510	$590,055	$533,507
Natural gas sales	11,070	14,311	31,655	46,612
NGL sales	17,864	36,059	66,228	88,422
Oil and gas sales	$229,130	$234,880	$687,938	$668,541

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
Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream processing entity at the inlet of the gas plant processing system. The midstream processing entity gathers and processes the raw gas and then remits proceeds to Centennial for the resulting sales of NGLs, while the Company generally elects to take its residue gas product “in-kind” at the plant tailgate. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company has concluded that control transfers at the tailgate of the processing facility, fees incurred prior to transfer of control are presented as gathering, processing and transportation expenses (“GP&T”) within the Consolidated Statements of Operations. Any transportation and fractionation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts Receivable, net in the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, such receivable balances were $71.7 million and $67.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For both the nine months ended September 30, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
Transaction price allocated to remaining performance obligations
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC Topic 606 which states the Company is not required to disclose the transaction price allocated to the remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, monthly sales of a product generally represent a separate performance obligation; therefore, future commodity volumes to be delivered and sold are wholly unsatisfied, and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.
Note 13—Leases
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
Currently, the Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of September 30, 2019, these leases have remaining lease terms ranging from two months to three years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk. The table below summarizes our discount rate and remaining lease term as of the period presented.

As of September 30, 2019
Weighted-average discount rate	4.67%
Weighted-average remaining lease term (years)	1.26

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the components of the Company’s lease expenses for the periods presented.

(in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Lease costs(1)
Operating lease cost	$9,361	$30,754
Variable lease cost	1,819	3,323
Short-term lease cost	18,679	47,587
Total Lease Cost	$29,859	$81,664

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

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of September 30, 2019 are as follows:

(in thousands)	Total
2019(1)(2)	$6,428
2020	8,713
2021	2,855
2022	425
Total lease payments	18,421
Less: imputed interest	(408)
Present value of lease liabilities (3)	$18,013

(1)	Excludes payments made during the nine months ended September 30, 2019.

(2)	Includes drilling rigs as of September 30, 2019 with an initial term greater than one year.

(3)
Of the total present value of lease liabilities, $14.2 million was recorded to current Operating lease liabilities and $3.9 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of September 30, 2019.

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14—Subsequent Events
Credit Facility Amendment
In connection with the fall 2019 semi-annual borrowing base redetermination under our credit facility, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.

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
Overview
Centennial Resource Development, Inc. (“Centennial,” “we,” “us,” or “our”) is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are primarily in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are specifically focused on projects that we believe provide the greatest potential for return on capital.
Market Conditions
The oil and natural gas industry is cyclical, and commodity prices can be volatile. It is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory levels, weather conditions, geopolitical events and other factors. For example, WTI spot prices for crude oil declined significantly to a low of $44.48 per barrel during the fourth quarter of 2018 but reached a high of $66.30 per barrel in the second quarter of 2019, while the average crude oil price remained below $60 per barrel during the first nine months of 2019.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45
Natural gas (per MMBtu)	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33
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
2019 Highlights and Future Considerations
Operational Highlights
We operated, on average, a six-rig drilling program during the first nine months of 2019 which enabled us to complete and bring online 57 gross operated wells. The total number of completed wells during the first nine months of 2019 had an average effective lateral length of approximately 7,600 feet.

Financing Highlights
In connection with the spring 2019 semi-annual borrowing base redetermination under our credit facility, the borrowing base under the revolving credit facility was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin by 25 basis points for the LIBOR loans to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins became effective in April 2019 and remain applicable as long as CRP’s total leverage ratio is less than or equal to 3.0 to 1.0; otherwise, the original applicable margins would be applied.
In connection with the fall 2019 semi-annual borrowing base redetermination under our credit facility, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Net revenues (in thousands):
Oil sales	$200,196	$184,510	$15,686	9%
Natural gas sales	11,070	14,311	(3,241)	(23)%
NGL sales	17,864	36,059	(18,195)	(50)%
Oil and gas sales	$229,130	$234,880	$(5,750)	(2)%

Average sales prices:
Oil (per Bbl)	$51.71	$55.68	$(3.97)	(7)%
Effect of derivative settlements on average price (per Bbl)	(3.00)	2.56	(5.56)	(217)%
Oil net of hedging (per Bbl)	$48.71	$58.24	$(9.53)	(16)%

Average NYMEX price for oil (per Bbl)	$56.45	$69.50	$(13.05)	(19)%
Oil differential from NYMEX	(4.74)	(13.82)	9.08	66%

Natural gas (per Mcf)	$0.96	$1.83	$(0.87)	(48)%
Effect of derivative settlements on average price (per Mcf)	0.30	0.05	0.25	500%
Natural gas net of hedging (per Mcf)	$1.26	$1.88	$(0.62)	(33)%

Average NYMEX price for natural gas (per Mcf)	$2.33	$2.93	$(0.60)	(20)%
Natural gas differential from NYMEX	(1.37)	(1.10)	(0.27)	(25)%

NGL (per Bbl)	$14.47	$30.85	$(16.38)	(53)%

Net production:
Oil (MBbls)	3,872	3,314	558	17%
Natural gas (MMcf)	11,491	7,837	3,654	47%
NGL (MBbls)	1,234	1,169	65	6%
Total (MBoe)(1)	7,021	5,790	1,231	21%

Average daily net production:
Oil (Bbls/d)	42,079	36,027	6,052	17%
Natural gas (Mcf/d)	124,896	85,180	39,716	47%
NGL (Bbls/d)	13,417	12,706	711	6%
Total (Boe/d)(1)	76,312	62,930	13,382	21%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2019 were $5.8 million (or 2%) lower than total net revenues for the three months ended September 30, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, natural gas and NGLs decreased in the third quarter of 2019 compared to the same 2018 period. The average price for oil before the effects of hedging decreased 7%, the average price for natural gas before the effects of hedging decreased 48% and the average price for NGLs decreased 53% between periods. The 7% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 19%), which was partially offset by improved oil differentials (a decrease of $9.08 per Bbl). The average realized sales price of natural gas decreased 48% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 20%) and wider gas differentials (an increase of $0.27 per Mcf). The continued widening of natural gas price differentials was due to natural gas pipeline takeaway capacity constraints impacting the Permian Basin, which has in turn depressed natural gas prices in West Texas. A new gas pipeline was placed into service late in the third quarter of 2019 in the Permian Basin and continued construction of additional natural gas pipelines are planned through 2021. These third party pipelines are expected to provide relief from these wider natural gas differentials. The overall 53% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the third quarter 2019 as compared to the third quarter of 2018.
The decreases in realized sales prices were partially offset by higher net production volumes between periods. Net production volumes for oil, natural gas and NGLs increased 17%, 47% and 6%, respectively, between periods. The oil volume increase resulted primarily from our drilling activities in the Delaware Basin. Since the third quarter 2018, we placed 79 gross operated wells on production in the Delaware Basin, which added 1,978 MBbls of net oil production to the third quarter of 2019. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the third quarter of 2019, the main processor of our wet gas temporarily switched from ethane-recovery to ethane-rejection due to lower ethane prices in the Permian Basin. This switch yielded an increased amount of natural gas recovered from our wet gas stream, which resulted in a significant increase in natural gas volumes between periods (up 47%) and a much lower increase (6%) in NGL volumes between periods. Our gas processor’s switch to ethane-rejection may not necessarily be a reoccurring trend for the remainder of 2019 or for future periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	For the Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$42,330	$23,706	$18,624	79%
Severance and ad valorem taxes	12,213	14,410	(2,197)	(15)%
Gathering, processing and transportation expenses	20,853	16,090	4,763	30%
Operating costs per Boe:
Lease operating expenses	$6.03	$4.09	$1.94	47%
Severance and ad valorem taxes	1.74	2.49	(0.75)	(30)%
Gathering, processing and transportation expenses	2.97	2.78	0.19	7%
Lease Operating Expenses.  Lease operating expenses (“LOE”) for the three months ended September 30, 2019 increased $18.6 million compared to the three months ended September 30, 2018. Higher LOE for the third quarter of 2019 was primarily related to a $14.9 million increase in expense associated with our higher well count. We had 319 gross operated horizontal wells as of September 30, 2019 as compared to 240 gross operated horizontal wells as of September 30, 2018. The net increase in well count was mainly due to our drilling activity adding 79 gross operated wells since the third quarter of 2018, which was further adjusted for acquisitions and divestitures. In addition, workover expense increased $3.7 million between periods as a result of our higher well count and related higher workover activity.
LOE on a per Boe basis increased when comparing the third quarter of 2019 to the same 2018 period. LOE per Boe was $6.03 for the third quarter of 2019, which represents an increase of $1.94 per Boe from the third quarter of 2018. This increase in rate was mainly due to the following factors: (i) a decline in the ratio of flush production to base production based on our level of D&C activity in 2019; (ii) higher monthly rental rates for electric submersible pumps (“ESPs”) and wellhead generators, (iii) increased wellhead chemical costs, (iv) increased number of field employees, resulting in higher labor costs, and (v) higher electricity rates incurred in the third quarter of 2019 associated with extreme heat in West Texas and associated demand.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2019 decreased $2.2 million compared to the three months ended September 30, 2018. Severance taxes are primarily based on the market value of production at the wellhead, while ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues decreased to 5.3% for three months ended September 30, 2019 as compared to 6.1% for the same 2018 period. Severance taxes for three months ended September 30, 2019 were down $4.3 million compared to the third quarter of 2018 primarily due to $3.3 million in tax credits received in the 2019 period for wells that qualified for the “high-cost gas well”

exemption, whose criteria are defined by the Texas Railroad Commission. Such decreases in severance taxes were partially offset by increased ad valorem taxes of $2.1 million between periods as a result of our higher well count and higher oil and gas property values.
Severance and ad valorem taxes decreased on a per Boe basis to $1.74 for the third quarter of 2019 from $2.49 for the third quarter of 2018. This 30% decrease in rate is due to lower average realized sales prices for oil, natural gas and NGLs between periods, as well as “high cost gas” credits discussed above.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended September 30, 2019 increased $4.8 million as compared to the three months ended September 30, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing costs, transportation tariffs and gathering fees being incurred.
On a per Boe basis, GP&T increased 7% from $2.78 for the third quarter of 2018 to $2.97 per Boe for the third quarter of 2019. However, these fees are mainly incurred on our volumes of natural gas and NGL processed, and the Boe rate on a natural gas and NGL volume basis (i.e. excluding crude oil barrels) was $6.62 for the three months ended September 30, 2019, which was consistent with our rate of $6.50 for the comparable 2018 period (2% higher).
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	For the Three Months Ended September 30,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$112,720	$83,423
Depreciation, depletion and amortization per Boe	$16.06	$14.41
Our DD&A rate can fluctuate as a result of development costs, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the three months ended September 30, 2019, DD&A expense amounted to $112.7 million, an increase of $29.3 million over the same 2018 period. The primary factor contributing to higher DD&A in 2019 was the increase in our overall production volumes between periods, which added $17.7 million of incremental DD&A expense to the third quarter of 2019, while higher DD&A rates between periods contributed an additional $11.6 million of DD&A expense to the third quarter of 2019.
DD&A per Boe was $16.06 for the third quarter of 2019 compared to $14.41 for the same period in 2018. The primary factors contributing to this higher DD&A rate were (i) revisions to proved and proved developed reserves subsequent to the third quarter of 2018 and (ii) a higher level of infrastructure costs (having no associated proved reserve adds).
Impairment and Abandonment Expense. During the three months ended September 30, 2019, $6.7 million of impairment expense was incurred related to the amortization of lease expiration costs associated with individually insignificant unproved properties. In the third quarter of 2018, $8.6 million of abandonment expense was incurred for undeveloped leasehold acreage that expired after efforts to extend, sell or trade these leases were unsuccessful.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2019	2018
Geological and geophysical costs	$2,116	$2,259
Stock-based compensation	753	453
Exploration expense	$2,869	$2,712
Exploration expense was $2.9 million for the three months ended September 30, 2019 and was largely consistent with the $2.7 million incurred during the same prior year period. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel.

General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2019	2018
Cash general and administrative expenses	$12,679	$11,673
Stock-based compensation	7,357	4,888
General and administrative expenses	$20,036	$16,561
G&A expenses for the three months ended September 30, 2019 were $20.0 million compared to $16.6 million for the third quarter of 2018. Our G&A expenses were higher in 2019 primarily due to $2.5 million in higher stock-based compensation and $0.6 million in increased software expenses.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2019	2018
Credit facility	$1,566	$1,364
5.375% Senior Notes due 2026	5,375	5,375
6.875% Senior Notes due 2027	8,594	—
Amortization of debt issuance costs and debt discount	783	452
Interest capitalized	(1,072)	(657)
Total	$15,246	$6,534
Interest expense was $8.7 million higher for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily due to interest that was incurred in the third quarter of 2019 on our 2027 Senior Notes. These notes were issued in March of 2019; therefore, such interest was not similarly incurred in the 2018 period.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in forward price curves for the underlying commodities and (ii) monthly cash settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	For the Three Months Ended September 30,
(in thousands)	2019	2018
Cash settlement gains (losses)	$(8,218)	$8,866
Non-cash mark-to-market derivative gain (loss)	9,740	(18,437)
Total	$1,522	$(9,571)
Income Tax Expense. We recognized income tax expense of $1.4 million and $11.7 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in income tax expense for the three months ended September 30, 2019 was primarily due to lower pre-tax book income of $55.6 million from the third quarter of 2018 to the third quarter of 2019, which was partially offset by a $4.9 million discrete permanent item in the third quarter of 2019 that had the effect of increasing income tax expense for that period.
Our provision for income taxes for the third quarter of 2019 and 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax book income because of state income taxes and permanent differences.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Net revenues (in thousands):
Oil sales	$590,055	$533,507	$56,548	11%
Natural gas sales	31,655	46,612	(14,957)	(32)%
NGL sales	66,228	88,422	(22,194)	(25)%
Oil and gas sales	$687,938	$668,541	$19,397	3%

Average sales prices:
Oil (per Bbl)	$51.58	$59.27	$(7.69)	(13)%
Effect of derivative settlements on average price (per Bbl)	(1.15)	1.50	(2.65)	(177)%
Oil net of hedging (per Bbl)	$50.43	$60.77	$(10.34)	(17)%

Average NYMEX price for oil (per Bbl)	$57.05	$66.75	$(9.70)	(15)%
Oil differential from NYMEX	(5.47)	(7.48)	2.01	27%

Natural gas (per Mcf)	$1.04	$2.02	$(0.98)	(49)%
Effect of derivative settlements on average price (per Mcf)	0.36	0.04	0.32	800%
Natural gas net of hedging (per Mcf)	$1.40	$2.06	$(0.66)	(32)%

Average NYMEX price for natural gas (per Mcf)	$2.57	$2.95	$(0.38)	(13)%
Natural gas differential from NYMEX	(1.53)	(0.93)	(0.60)	(65)%

NGL (per Bbl)	$16.88	$29.08	$(12.20)	(42)%

Net production:
Oil (MBbls)	11,440	9,002	2,438	27%
Natural gas (MMcf)	30,409	23,092	7,317	32%
NGLs (MBbls)	3,923	3,040	883	29%
Total (MBoe)(1)	20,431	15,891	4,540	29%

Average daily net production:
Oil (Bbls/d)	41,903	32,973	8,930	27%
Natural gas (Mcf/d)	111,388	84,585	26,803	32%
NGLs (Bbls/d)	14,371	11,137	3,234	29%
Total (Boe/d)(1)	74,839	58,208	16,631	29%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Bbl of oil.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2019 were $19.4 million, or 3%, higher than total net revenues for the nine months ended September 30, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 27%, 32% and 29%, respectively, between periods. The oil volume increase resulted primarily from our drilling success in the Delaware Basin. Since the third quarter 2018, 79 gross operated wells were placed on production in the Delaware Basin, which added 5,024 MBbls of net oil production to the first nine months of 2019. These oil volume increases were partially offset by normal field production declines across our existing wells.

Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. As a result, our natural gas production increased 32% and NGL production increased 29% during the first nine months of 2019 compared to the same prior year period.
The above increases in production volumes between periods were partially offset by lower average realized sales prices for oil, natural gas and NGLs for the first nine months of 2019 compared to the same 2018 period. The average price for oil before the effects of hedging decreased 13%, the average price for natural gas before the effects of hedging decreased 49% and the average price for NGLs decreased 42% between periods. The 13% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX oil prices decreased 15%) partially offset by improved oil differentials (a decrease of $2.01 per Bbl) during the first nine months of 2019. The average realized sales price of natural gas between periods decreased 49% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 13%) and wider gas differentials (an increase of $0.60 per Mcf). The continued widening of natural gas differentials was due to natural gas pipeline takeaway capacity constraints impacting the Permian Basin, which has in turn depressed natural gas in West Texas. A new gas pipeline was placed into service late in the third quarter of 2019 in the Permian Basin, and continued construction of additional natural gas pipelines are planned through 2021. These third party pipelines are expected to provide relief from these wider natural gas differentials. The overall 42% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	For the Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$107,077	$59,164	$47,913	81%
Severance and ad valorem taxes	45,519	42,791	2,728	6%
Gathering, processing and transportation expenses	52,120	45,214	6,906	15%
Operating costs per Boe:
Lease operating expenses	$5.24	$3.72	$1.52	41%
Severance and ad valorem taxes	2.23	2.69	(0.46)	(17)%
Gathering, processing and transportation expenses	2.55	2.85	(0.30)	(11)%
Lease Operating Expenses. LOE for the nine months ended September 30, 2019 increased $47.9 million as compared to the nine months ended September 30, 2018. Higher LOE for the first nine months of 2019 was primarily related to a $31.1 million increase in expense associated with our higher well count. We had 319 gross operated horizontal wells as of September 30, 2019 compared to 240 gross operated horizontal wells as of September 30, 2018. The net increase in well count was mainly the result of our drilling activity adding 79 gross operated wells since the third quarter of 2018, which was further adjusted for acquisitions and divestitures. In addition, workover activity increased $16.8 million between periods as a result of our higher well count and related higher workover activity.
LOE on a per Boe basis increased when comparing the first nine months of 2019 to the same 2018 period. LOE per Boe was $5.24 for the nine months ended September 30, 2019, which represents an increase of $1.52 per Boe from the comparable 2018 period. This increase in rate was mainly due to our higher level of workover activity discussed above, as well as (i) a decline in the ratio of flush production to base production based on our level of D&C activity in 2019; (ii) higher monthly rental rates for ESPs and wellhead generators, (iii) increased wellhead chemical costs, and (iv) increased number of field employees, resulting in higher labor costs.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2019 increased $2.7 million compared to the nine months ended September 30, 2018. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the valuation of our proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 6.6% for the nine months ended September 30, 2019 as compared to 6.4% in 2018 period. Ad valorem taxes increased $5.3 million between periods as a result of our higher well count and higher oil and gas property values. These increases in ad valorem taxes were partially offset by lower severance taxes of $2.6 million between periods primarily related to tax credits received in the first nine months of 2019 from wells that qualified for the “high-cost gas well” exemption, whose criteria are defined by the Texas Railroad Commission.
Severance and ad valorem taxes decreased on a per Boe basis to $2.23 for the nine months ended September 30, 2019 from $2.69 for the nine months ended September 30, 2018. This 17% decrease in rate is due to lower average realized sales prices for oil, natural gas and NGLs between periods.

Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2019 increased $6.9 million compared to the nine months ended September 30, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing costs, transportation tariffs and gathering fees being incurred.
On a per Boe basis, GP&T decreased 11% from $2.85 for the first nine months of 2018 to $2.55 per Boe for the same 2019 period. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate likewise decreased between periods to $5.80 from $6.56 for the nine months ended September 30, 2019 and 2018, respectively. This decrease was attributable to the following factors: (i) lower natural gas prices between periods, as residue gas is a primary cost component of gas processing fees; and (ii) $11.9 million in reimbursements received from third parties for their usage of our firm transportation capacity in the first nine months of 2019, which were not similarly received in 2018. The agreement that enables us to receive these third party reimbursements extends through March of 2020; such reimbursements, however, may not necessarily be recurring in these similar amounts.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$321,392	$224,379
Depreciation, depletion and amortization per Boe	$15.73	$14.12
DD&A rate can fluctuate as a result of finding and development costs, acquisitions, impairments, as well as changes in proved reserve or proved developed reserves. For the nine months ended September 30, 2019, DD&A expense amounted to $321.4 million, an increase of $97.0 million over the same 2018 period. The primary factor contributing to higher DD&A in 2019 was the increase in our overall production volumes between periods, which added $64.3 million of incremental DD&A expense during the first nine months of 2019, while higher DD&A rates between periods contributed an additional $32.7 million of DD&A expense to the first nine months of 2019.
DD&A per Boe was $15.73 for the nine months of 2019 compared to $14.12 for the same period in 2018. The primary factors contributing to this higher DD&A rate were (i) revisions to proved and proved developed reserves subsequent to the third quarter of 2018 and (ii) a higher level of infrastructure costs (having no associated proved reserve adds).
Impairment and Abandonment Expenses. During the nine months ended September 30, 2019, $42.4 million of impairment and abandonment expense was incurred related to undeveloped leasehold acreage. This expense consisted of the following: (i) $19.1 million related to non-core acreage that expired during the first nine months of 2019 after efforts to extend, sell or trade these leases were unsuccessful, (ii) $16.6 million for impaired acreage following an acreage sale initiated in the first quarter of 2019, and (iii) $6.7 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
During the nine months ended September 30, 2018, $10.4 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired during the period after efforts to extend, sell or trade these leases were unsuccessful.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Geological and geophysical costs	$7,212	$6,308
Stock-based compensation	2,034	1,323
Exploratory dry hole costs	—	395
Exploration expense	$9,246	$8,026
Exploration was $9.2 million for the nine months ended September 30, 2019 compared to $8.0 million for the same prior year period. Exploration expense mainly consists of topographical studies, G&G projects, and salaries and expenses of G&G personnel. The period over period increase in exploration expense was primarily due to an increase in G&G personnel expenses of $2.2 million during the first nine months of 2019 due to the average number of geologists increasing between periods. This increase was partially offset by lower costs incurred on G&G projects and seismic studies between periods and no exploratory dry hole costs incurred during 2019.

General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash general and administrative expenses	$37,272	$31,661
Stock-based compensation	19,317	13,006
General and administrative expenses	$56,589	$44,667
G&A expenses for the nine months ended September 30, 2019 were $56.6 million compared to $44.7 million for the nine months ended September 30, 2018. The higher G&A expenses incurred in 2019 were primarily due to $4.4 million in increased employee salaries, wages and payroll burdens, $6.3 million in higher stock-based compensation and $1.7 million in increased software costs and office rental expenses. These costs were higher during the first nine months of 2019 due to our increase in headcount since September 30, 2018.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Credit facility	$6,179	$2,835
5.375% Senior Notes due 2026	16,124	16,125
6.875% Senior Notes due 2027	18,716	—
Amortization of debt issuance costs and debt discount	2,070	1,258
Interest capitalized	(3,246)	(2,080)
Total	$39,843	$18,138
Interest expense was $21.7 million higher for the nine months ended September 30, 2019 compared to the same 2018 period primarily due to $18.7 million in interest we incurred in the first nine months of 2019 related to our 2027 Senior Notes that were issued in March 2019, as well as increased borrowings under our credit facility in the first nine months of 2019. Our weighted average borrowings outstanding under our credit facility were $138.3 million and $45.2 million for the first nine months of 2019 and 2018, respectively. Our credit facility’s weighted average effective interest rate was 3.9% for the nine months ended September 30, 2019 as compared to 3.7% for the same 2018 period.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in the forward price curve for underlying commodities and (ii) monthly cash settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Cash settlement gains (losses)	$(2,207)	$14,390
Non-cash mark-to-market derivative gain (loss)	(14)	579
Total	$(2,221)	$14,969
Income Tax Expense. During the nine months ended September 30, 2019 and 2018, we recognized income tax expense of $5.1 million and $50.7 million, respectively. The decrease in income tax expense for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to a decrease in pre-tax income of $218.8 million between periods, which was partially offset by a $5.7 million discrete permanent item in the first nine months of 2019 that had the effect of increasing income tax expense for that period.
Our provision for income taxes for the first nine months of 2019 and 2018 differed from the amount that would be provided by applying the statutory U.S. federal tax rate of 21% to pre-tax income because of state income taxes and permanent differences.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
The following table summarizes our capital expenditures (“capex”) incurred for the nine months ended September 30, 2019:

(in millions)	For the Nine Months Ended September 30, 2019
Drilling and completion capital expenditures	$528.7
Facilities, infrastructure and other	130.8
Land	35.2
Total capital expenditures	$694.7
We continually evaluate our capital needs and compare them to our capital resources. Our estimated capex budget for 2019 is $765 million to $925 million, of which $625 million to $725 million is allocated to drilling and completion (“D&C”) activity. We expect to fund our capex budget with cash flows from operations and borrowings under our credit facility. The D&C portion of our 2019 capital budget represents a decrease relative to $766.1 million of D&C expenditures incurred during 2018. This decreased capital budget is due to running fewer drilling rigs in 2019 versus 2018.
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
Based upon current oil and natural gas price expectations for the remainder of 2019, we believe that our cash flows from operations, proceeds from the issuance of the 2027 Senior Notes and borrowings under our credit facility will provide us with sufficient liquidity to execute our current capital program. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that operations and other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce our expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt or equity securities, asset sales, or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$384,875	$494,695
Net cash used in investing activities	(698,120)	(694,966)
Net cash provided by financing activities	308,064	135,511
For the nine months ended September 30, 2019, we generated $384.9 million of cash from operating activities, a decrease of $109.8 million from the same period in 2018. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, exploration expense, cash general and administrative expenses, interest payments, cash settlement losses from derivatives and the timing of our receivable collections during the nine months ended September 30, 2019. These declining factors were partially offset by higher crude oil, natural gas and NGL production volumes and the timing of supplier payments for the nine months ended September 30, 2019 as compared to the same 2018 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the nine months ended September 30, 2019, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $180.0 million under our credit facility, to finance $644.9 million of drilling and development capex, to fund $73.3 million in oil and gas property acquisitions and to purchase $8.2 million of other property and equipment.
During the nine months ended September 30, 2018, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and $140.0 million in net borrowings under our credit facility were used to finance $723.1 million of drilling and development capex and $114.9 million in oil and gas property acquisitions.
Credit Agreement
On May 4, 2018, CRP, our consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of September 30, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of September 30, 2019, we had $120.0 million borrowings outstanding and $679.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding. In connection with the fall 2019 semi-annual borrowing base redetermination under our credit facility, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of September 30, 2019 and through the filing of this Quarterly Report.
For further information on our credit agreement, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.

Senior Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and collectively with the 2026 Senior Notes the “Senior Notes”) in 144A private placements. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by Centennial, nor are we subject to the terms of the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2019 and through the filing of this Quarterly Report.
For further information on our Senior Notes, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include drilling rig commitments, office leases, water disposal agreements, purchase obligations, asset retirement obligations, long-term debt obligations, cash interest expense on long-term debt obligations and transportation and gathering agreements. Since December 31, 2018, there have not been any significant, non-routine changes in our contractual obligations, other than the issuance of 2027 Senior Notes and their related interest obligations as discussed in Note 3—Long-Term Debt under Part I, Item 1. of this Quarterly Report.

Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2019 to the critical accounting policies previously disclosed in our 2018 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2018 Annual Report for a discussion of our critical accounting policies and estimates.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the first nine months of 2019, our oil and gas sales for the nine months ended September 30, 2019 would have moved up or down $59.0 million for each 10% change in oil prices per Bbl, $6.6 million for each 10% change in NGL prices per Bbl, and $3.2 million for each 10% change in natural gas prices per Mcf.
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
The following table summarizes the terms of the swap contracts we had in place as of September 30, 2019 and additional contracts entered into through October 31, 2019. Refer to Note 7-Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of September 30, 2019:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	October 2019 - December 2019	920,000	10,000	$(4.24)
	January 2020 - March 2020	273,000	3,000	0.67
	April 2020 - June 2020	273,000	3,000	0.67
	July 2020 - September 2020	276,000	3,000	0.67
	October 2020 - December 2020	276,000	3,000	0.67

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps - Henry Hub	October 2019 - December 2019	2,760,000	30,000	$2.78
Natural gas swaps - West Texas WAHA	October 2019 - December 2019	1,380,000	15,000	1.61

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	October 2019 - December 2019	3,220,000	35,000	$(1.31)

(1)
These natural gas swap contracts are settled based on either i) the NYMEX Henry Hub price or ii) the Inside FERC West Texas WAHA price of natural gas, as applicable, as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.

Changes in the fair value of derivative contracts from December 31, 2018 to September 30, 2019, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2018	$(4,419)
Contracts settled	2,207
Change in the futures curve of forecasted commodity prices(1)	(2,221)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2019	$(4,433)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2019 would cause a less than $0.1 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of September 30, 2019 would cause a $0.6 million increase or decrease, respectively, in this same fair value liability.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes us to interest rate risk if we have borrowings outstanding.
As of September 30, 2019, we had $120.0 million of debt outstanding under our credit agreement, with a weighted average interest rate of 3.3%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $1.2 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $881.9 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 3—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
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
Item 1A. Risk Factors
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
Item 5.     Other Information
On October 29, 2019, the board of directors of the Company approved the Centennial Resource Development, Inc. Amended and Restated Severance Plan (the “Amended Plan”). Under the Amended Plan, all of the Company’s full-time employees, including the named executive officers, are eligible for benefits in connection with a Qualifying Termination of employment following a Change of Control (as such capitalized terms are defined in the Amended Plan). The Amended Plan amends and restates in its entirety the Centennial Resource Development, Inc. Severance Plan that became effective on May 2, 2018 to (a) increase the cash severance payable to employees that experience a Qualifying Termination following a Change of Control, (b) broaden the definition of “Qualifying Termination” as it relates to non-officer employees to include situations where an employee resigns for Good Reason (as defined in the Amended Plan), and (c) provide for the potential reduction of benefits in certain instances to avoid excise tax liability.
Under the Amended Plan, if one of the Company’s named executive officers experiences a Qualifying Termination, the named executive officer is entitled to cash severance in an amount equal to 225% (or, in the case of the Chief Executive Officer, 275%) of the executive officer’s annual base salary, plus 225% (or, in the case of the Chief Executive Officer, 275%) of the average of the actual annual performance bonuses paid to the executive officer in the three full fiscal years prior to the year of termination. The Amended Plan makes no changes to the healthcare continuation benefits, outplacement benefits or equity treatment benefits that the named executive officers are entitled to receive following a Qualifying Termination, all of which is described in the Company's 2019 Proxy Statement.
The foregoing description is qualified in its entirety by reference to the full text of the Amended Plan, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

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

10.1#
Centennial Resource Development, Inc. Second Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2019).

10.2#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2019).

10.3*#	Centennial Resource Development, Inc. Amended and Restated Severance Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	November 4, 2019