Form 10-K
period 2019-12-31
Centennial Resource Development, Inc.
filed 2020-02-24
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-37697

CENTENNIAL RESOURCE DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	47-5381253
(State of Incorporation)	(I.R.S. Employer Identification No.)
1001 Seventeenth Street, Suite 1800
Denver, Colorado 80202
(Registrant’s telephone number, including area code): (720) 499-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	CDEV	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,478,769,888 based on the closing price of the shares of common stock on that date.
As of February 20, 2020, there were 276,011,045 shares of Class A Common Stock, par value $0.0001 per share, and 1,034,119 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2019.

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
Flush production. First yield from a flowing well during its most productive period after it is first completed and put online.
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
Centennial Contributors. The legacy owners of CRP, who sold approximately 89% of the outstanding membership interests in CRP to the Company in connection with the Business Combination. As of December 31, 2019, the Centennial Contributors’ ownership interest in CRP was approximately 0.4%.
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
Voting common stock. Our Class A Common Stock and Class C Common Stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”), includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in Item 1A. Risk Factors in this Annual Report.
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in Item 1A. Risk Factors in this Annual Report.
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

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Overview
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Throughout this Annual Report, unless the context otherwise indicates, references to the “Company,” “Centennial,” “we,” “us,” or “our” refer to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Our principal business objective is to increase shareholder value by building a premier development company focused on horizontal drilling in the Delaware Basin. We intend to grow our production and oil and natural gas reserves by developing our acreage with an increased focus on optimizing drilling and completion results, drilling extended laterals and managing costs, with an overall objective of improving our rates of return on all wells drilled and thereby funding our drilling and development capex entirely from cash flows from operations. We also intend to grow production and reserves through selective acquisitions that meet our strategic and financial objectives.
Organizational Structure
On October 11, 2016, the acquisition of approximately 89% of the outstanding membership interests in CRP was consummated (the “Business Combination”). We currently own an approximate 99.6% membership interest in CRP due to various equity transactions.

The following diagram illustrates the current ownership structure of the company as of December 31, 2019, including the voting interests of our equity holders:

Public Stockholders(1)
Riverstone
Centennial Contributors
Class A Common Stock
Class A Common Stock
Private Placement Warrants(2)
Class C Common Stock
71.4%
28.2%
0.4%
Centennial Resource Development, Inc. (NASDAQ: CDEV)
CRP Common Units
Managing Member
CRP Common Units
CRP Warrants
99.6%
0.4%
Centennial Resource Production, LLC (CRP)

(1)
Includes NGP X US Holdings, L.P. (“NGP”), a former indirect equity owner of CRP, which also owns one share of our Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock provides NGP with the right to nominate and elect one director to the Company’s board of directors, but the Series A Preferred Stock does not have any other voting rights or rights with respect to dividends except distributions in liquidation in the amount of $0.0001 per share. NGP has declined to exercise its right to nominate and elect a director since May 2019, when the director previously nominated and elected by NGP resigned.

(2)
As of December 31, 2019, Riverstone owns 6,826,502 Private Placement Warrants and Mark G. Papa, our Chief Executive Officer and Chairman, owns 1,173,498. Each Private Placement Warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share and will expire on October 11, 2021 (five years after the completion of the Business Combination) or earlier upon redemption or liquidation.

Description of Our Properties
Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and our properties consist of large, contiguous acreage blocks primarily in West Texas and New Mexico. As a result, we are able to efficiently develop our drilling inventory and focus on maximizing returns to our stakeholders. We have established commercial production on our acreage using horizontal drilling from nine distinct zones: the Avalon Shale, 1st Bone Spring Sand, 2nd Bone Spring Sand, 2nd Bone Spring Shale, 3rd Bone Spring Sand, 3rd Bone Spring Shale, Upper Wolfcamp A, Lower Wolfcamp A, Wolfcamp B and Wolfcamp C. We operated, a six-rig drilling program through mid-September 2019 and a five-rig program thereafter, which enabled us to complete and bring online 84 gross operated wells during the year. As of December 31, 2019, we operated 349 gross producing horizontal wells.

As of December 31, 2019, we have leased or acquired approximately 78,195 net acres, 93% of which we operate. In addition, we own 1,569 net mineral acres in the Delaware Basin. Approximately 76% of our total acreage is located in Texas, primarily Reeves County, in the southern portion of the Delaware Basin and the remaining 24% is located in New Mexico, in Lea County, in the northern portion of the Delaware Basin. Over 87% of our net acreage is held by production as of December 31, 2019. The relatively high proportion of our operated acreage that is held by production gives us significant operational control and capital spending flexibility. This allows us to execute our development program with significant control over the timing and allocation of capital expenditures and application of the optimal drilling and completion techniques to efficiently develop our resource base. Our development drilling plan is comprised exclusively of horizontal drilling with an ongoing focus on optimizing completions, improving drilling results and managing costs.

Proved Oil and Gas Reserves
Reserve estimates are inherently imprecise, and estimates for new discoveries and undeveloped locations are more imprecise than reserve estimates for producing oil and gas properties. Accordingly, these estimates are expected to change as new information becomes available. The pre-tax PV 10% amounts shown in the following table are not intended to represent the current market value of our estimated proved reserves. The actual quantities and present value of our estimated proved reserves may be more or less than we have estimated, due to a number of factors. The following table should be read along with Item 1A. Risk Factors in this Annual Report.
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows as of the periods indicated:

	December 31, 2019	December 31, 2018	December 31, 2017
Proved developed reserves:
Oil (MBbls)	74,842	63,317	41,786
Natural gas (MMcf)	237,791	180,542	126,065
NGL (MBbls)	32,743	23,093	12,133
Total proved developed reserves (MBoe)(1)	147,216	116,500	74,929
Proved undeveloped reserves:
Oil (MBbls)	75,317	79,449	59,147
Natural gas (MMcf)	264,639	222,310	201,147
NGL (MBbls)	34,499	28,825	18,853
Total proved undeveloped reserves (MBoe)(1)	153,923	145,326	111,525
Total proved reserves:
Oil (MBbls)	150,159	142,766	100,933
Natural gas (MMcf)	502,430	402,852	327,212
NGL (MBbls)	67,242	51,918	30,986
Total proved reserves (MBoe)(1)	301,139	261,826	186,454

Proved developed reserves %	49%	44%	40%
Proved undeveloped reserves %	51%	56%	60%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$2,062.4	$2,479.9	$1,503.3
Discounted future income tax expense	135.5	499.6	244.8
Total proved pre-tax PV 10% (2)	$2,197.9	$2,979.5	$1,748.1

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

(2)
Total proved pre-tax PV 10% (“Pre-tax PV 10%”) may be considered a non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows (the ‘‘Standardized Measure’’), which is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure. Pre-tax PV 10% is computed on the same basis as the Standardized Measure but without deducting future income taxes. We believe Pre-tax PV 10% is a useful measure for investors when evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our Pre-tax PV 10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions. However, Pre-tax PV 10% is not a substitute for the Standardized Measure. Our Pre-tax PV 10% and Standardized Measure do not purport to present the fair value of our proved oil, NGL and natural gas reserves.

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves increased by 8.6 MMBoe on a net basis from December 31, 2018 to December 31, 2019, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

2019
(MBoe)
Proved undeveloped reserves at January 1,	145,326
Transferred to proved developed reserves	(28,398)
Revisions to previous estimates	6,487
Extensions and discoveries	30,508
Proved undeveloped reserves at December 31,	153,923
During 2019, we spent $295.7 million in capital expenditures to convert 28.4 MMBoe of PUD reserves to proved developed reserves. We added 30.5 MMBoe of PUD reserves from extensions and discoveries during the year primarily due to new PUD locations that resulted from our 2019 drilling program, the majority of which were in the Upper Wolfcamp A formation in our Texas position and in the 2nd Bone Spring formations in our New Mexico acreage. Revisions to previous estimates added 6.5 MMBoe net PUD reserves and consisted of 21.4 MMBoe of upward revisions partially related to well performance revisions to reflect higher gas and NGL yields on older wells, which in turn increased total estimated ultimate recovery (“EURs”) for most of our PUD locations. These upward revisions were partially offset by 14.9 MMBoe of negative revisions for downward pricing adjustments (7.5 MMBoe) and PUD locations that were reclassified to unproven reserves due to: (i) such locations no longer being a part of our active development program, and (ii) 1.0 MMBoe removed for locations no longer expected to be developed within five years of their initial recording in accordance with SEC rules. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 23% in 2019.
For additional information and for a discussion of material changes on our total proved reserves, see Supplemental Information About Oil & Natural Gas Producing Activities, Item 8. Financial Statements and Supplementary Data of this Annual Report.
Preparation of Reserve Estimates
Our proved reserves are estimated by an independent engineering firm, Netherland, Sewell & Associates, Inc. (“NSAI”). Reserve estimates are prepared in accordance with the definitions and regulations of the SEC and the Financial Accounting Standards Board (the “FASB”) using a deterministic method, which includes decline curve analysis, production performance analysis, offset analogies, and in some cases a combination of these methodologies.
Controls over Reserve Estimation
We maintain adequate and effective internal controls over the reserve estimation process and the underlying data which the reserve estimates are based upon. Our reserves estimation process is coordinated by our internal reserves department, which consists of qualified petroleum engineers, and is overseen by our Vice President of Reservoir Engineering. Reserve information, including models and other technical data, are stored on a secured database on our network. Certain non-technical inputs used in the reserves estimation process such as ownership interest percentages, oil and natural gas production, commodity prices, price differentials, operating and development costs and plug and abandonment estimates are obtained by other departments and are subject to our internal control process. Annually, our internal reserves department prepares a preliminary reserve database and meets with NSAI to discuss the assumptions and methods to be used in the year-end proved reserve estimation process and to review field performance and our future development plans. Following this review, the reserve database and supporting data is furnished to NSAI for their independent estimates and final report.
Qualifications of Responsible Technical Persons
Our Vice President of Reservoir Engineering, Jeff Thompson, is responsible for overseeing the preparation of the reserves estimates. Mr. Thompson has held this position at Centennial since July 2017 and has over 10 years of relevant experience in reservoir engineering and reserve estimation. He holds a Bachelor of Science degree in petroleum engineering from the University of Oklahoma and is a Registered Professional Engineer in Oklahoma and member of the Society of Petroleum Engineers.
NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. Neil H. Little and Mr. Mike K. Norton. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience. He graduated from Rice University with a Bachelor of Science Degree in Chemical Engineering and from University of Houston with a Master of Business Administration Degree. Mr. Norton, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441), has been practicing petroleum geoscience at NSAI since 1989 and has over 10 years of prior industry experience. He graduated from Texas A&M University with a Bachelor of Science Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
Production
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Net Production:
Oil (MBbls)	15,582	12,679	6,944
Natural gas (MMcf)	41,703	31,707	17,754
NGLs (MBbls)	5,234	4,332	1,678
Total (MBoe) (1)	27,766	22,295	11,630
Average realized prices (excluding effect of hedges):
Oil (per Bbl)	$52.02	$55.98	$48.17
Natural gas (per Mcf)	1.07	1.97	2.75
NGL (per Bbl)	17.03	27.45	26.28
Total per BOE (1)	$34.01	$39.97	$36.96
Operating costs per Boe:
Lease operating expenses	$5.26	$3.74	$3.55
Severance and ad valorem taxes	2.28	2.54	1.99
Gathering, processing and transportation expenses	2.62	2.58	2.95

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Productive Wells
As of December 31, 2019, we owned an approximate 76% average working interest in 484 gross (368 net) productive wells. Our wells are primarily oil wells (467 gross/354 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.
Acreage
The following table sets forth information as of December 31, 2019 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Developed Acreage(3)		Undeveloped Acreage(3)		Total Acreage(3)
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
52,640	40,626	45,001	37,569	97,641	78,195

(1)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(2)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

(3)	Does not include our 1,569 net mineral acres.
The following table sets forth the gross and net undeveloped acreage, as of December 31, 2019, that will expire over the next five years unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements.

2020		2021		2022		2023		2024
Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
4,936	3,162	6,363	3,750	5,458	2,118	—	—	1,039	1,039
Drilling Results
The following table sets forth the results of our drilling activity, as defined by wells placed on production, for the periods indicated. Productive wells are exploratory, development or extension wells that produce, or are capable of producing, commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. Dry wells are exploratory, development or extension wells that prove to be incapable of producing hydrocarbons in sufficient quantities to justify incurring the costs associated with completion as an oil or gas well.

	Year Ended December 31,
	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive(1)	84	73.6	80	72.4	69	65.2
Dry(2)	2	2.0	—	—	1	1.0
	86	75.6	80	72.4	70	66.2
Exploratory Wells:
Productive(1)	—	—	—	—	1	1.0
Dry	—	—	—	—	1	1.0
	—	—	—	—	2	2.0
Total	86	75.6	80	72.4	72	68.2

(1)
Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.

(2)	The dry hole category includes wells that were unsuccessful due to mechanical issues during drilling.
As of December 31, 2019, we had 15 gross (14.3 net) operated wells in the process of drilling, completing or waiting on completion.

Delivery Commitments
The table below summarizes our firm sales agreements for crude oil and natural gas, both of which provide for gross firm sales over the contractual terms:

	Oil Volume Commitments (1) (2)		Gas Volume Commitments (1) (3)
Period	Total (Bbl)	Daily (Bbls/d)	Total (MMBtu)	Daily (MMBtu/d)
2020	27,460,000	75,000	30,800,000	84,200
2021	32,247,000	88,300	14,600,000	40,000
2022	36,500,000	100,000	12,160,000	40,000
2023	38,325,000	105,000	—	—
2024	10,950,000	30,000	—	—
Total	145,482,000		57,560,000

(1) Above volumes represent the total gross volumes we are required to deliver per the agreements, which is not comparable to our net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report as amounts therein are reflected net of all royalties, overriding royalties and production due to others.

(2)
We are only required to physically deliver 30,000 Bbls/d of the total committed volumes of crude oil during the contractual years 2020 through 2024, and if these physical delivery commitments are not met, a financial obligation would arise. Failure to deliver the remainder of the committed volumes of crude oil under these agreements could result in a reduction of our future firm takeaway capacity at the purchasers’ discretion in accordance with the terms of the agreements.

(3)
We are not required to physically deliver these volumes of natural gas over the contractual terms of the agreements. However, if the committed firm sales are not met and the purchaser incurs financial damages, we may be required to pay for differences between the contracted prices and current market prices for replacement volumes bought by the purchaser, and the purchaser may also require us to provide additional financial guaranty in accordance with the terms of the agreements.

We believe our current production and reserves are sufficient to fulfill these physical delivery commitments; however, production under the agreements is not tied to any specific property. Therefore, if our production is not sufficient to satisfy the firm delivery commitments above, we believe we can purchase sufficient volumes in the market at index-related prices to satisfy our commitments. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, in this Annual Report for discussion of our firm transportation commitments related to natural gas deliveries.
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
Marketing and Customers
We market the majority of the production from properties we operate on account of both ourselves and that of the other working interest owners in these properties. We generally sell our oil, natural gas and NGL production to purchasers at prevailing market prices, and the majority of our revenue contracts have terms greater than twelve months.
We normally sell production to a relatively small number of customers, as is customary in our business. The tables below present percentages by purchaser that accounted for 10% or more of our net revenues for the periods presented:

	Year Ended December 31,
	2019	2018	2017
BP America	37%	18%	16%
ExxonMobil Oil Corporation	26%	—%	—%
Shell Trading (US) Company	11%	19%	33%
Eagleclaw Midstream Ventures, LLC	8%	12%	14%
During these periods, no other purchaser accounted for 10% or more of our net revenues. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term. However, since crude oil and natural gas are fungible products with well-established markets and numerous purchasers and are based on current demand for oil and natural gas, we believe that the loss of any major purchaser would not have a material adverse effect on our financial condition or results of operations.
Competition
The oil and natural gas industry is a highly competitive environment. We compete with both major integrated and other independent oil and natural gas companies in all aspects of our business including exploring, developing and operating our properties as well as transporting and marketing our production. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of our competitors may have a competitive advantage when responding to factors that affect the supply and demand for oil and natural gas production, such as price fluctuations (including basis differentials), domestic and foreign political conditions, weather conditions, the proximity and capacity of natural gas pipelines and other transportation facilities and overall economic conditions. We also face indirect competition from alternative energy sources, including wind, solar and electric power. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.
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
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings affecting the oil and natural gas industry are regularly considered by Congress, the states, regulatory authorities, including the Federal Energy Regulatory Commission (“FERC”), and the courts. We cannot predict when or whether any such proposals may become effective.
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
Regulation of Production of Oil and Natural Gas
The production of oil, natural gas and NGLs is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. We own interests in properties located in New Mexico and Texas, which regulate drilling and operating activities by, among other things, requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of New Mexico and Texas also govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil, natural gas and NGLs that we can produce from our wells and to limit the number of wells or the locations where we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, New Mexico and Texas impose a production or severance tax with respect to the production and sale of oil, natural gas and NGLs within their jurisdiction.

Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations, and as a result we do not expect compliance with such regulatory requirements to affect our operations in any way that is of material difference from our competitors who are similarly situated. However, the failure to comply with these rules and regulations can result in substantial penalties.
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
Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. We rely on third-party pipeline systems to transport the majority of crude oil produced by ours wells. Insofar as effective interstate and intrastate rates and regulations regarding access are equally applicable to all comparable shippers, we believe that the regulation of oil transportation will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
Regulation of Transportation and Sales of Natural Gas
Historically, the transportation and sale of natural gas in interstate commerce have been regulated by agencies of the U.S. federal government, primarily FERC. In the past, the federal government regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the Natural Gas Policy Act of 1978 (the “NGPA”) and culminated in adoption of the Natural Gas Wellhead Decontrol Act, which removed controls affecting wellhead sales of natural gas effective January 1, 1993. The transportation and sale for resale of natural gas in interstate commerce is regulated primarily under the Natural Gas Act of 1938 (the “NGA”), and by regulations and orders promulgated under the NGA by FERC. In certain limited circumstances, intrastate transportation and wholesale sales of natural gas may also be affected directly or indirectly by laws enacted by Congress and by FERC regulations.
The federal Energy Policy Act of 2005 (the “EP Act of 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provided FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. In January 2020, FERC issued a final rule increasing its maximum civil penalty authority under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of $1,291,894 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.
We are required to observe such anti-market manipulation laws and related regulations enforced by FERC under the EP Act of 2005 and those enforced by the US Commodity Futures Trading Commission (the “CFTC”) under the Commodity Exchange Act, as amended (the “CEA”) and CFTC regulations promulgated thereunder. The CEA prohibits any person from manipulating or attempting to manipulate the price of any commodity in interstate commerce, as well as the market for financial instruments on such commodity, such as futures, options and swaps. The CEA also prohibits knowingly delivering or causing to be delivered false or misleading or knowingly inaccurate reports concerning market information or conditions that affect or tend to affect the price of a commodity. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
Hazardous Substances and Handling Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous solid wastes. Pursuant to rules issued by the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes, or to sign a determination that revision of the regulations is not necessary. After undertaking its review, the EPA concluded in 2019 that it does not need to regulate exploration and production waste, and specifically "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of oil, gas or geothermal energy." The EPA concluded that states are adequately regulating exploration and production waste under the Subtitle D provisions of RCRA. However, any such change in the future could result in an increase in our, as well as the oil, natural gas and NGL exploration and production industry’s, costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we may generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.
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
The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers issued final rules attempting to clarify the federal jurisdictional reach over Waters of the United States in 2015 (the “WOTUS rule”). However, in 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to review the WOTUS rule and, if the agencies’ reviews find that the rule does not meet the executive order’s goal of promoting economic growth while reducing regulatory uncertainty, to initiate a new rulemaking to repeal or revise the rule. Pursuant to the executive order, in June 2017, the EPA and U.S. Army Corps of Engineers formally proposed to rescind the WOTUS rule. In January 2018, the EPA and the U.S. Army Corps of Engineers finalized a rule that would delay applicability of the WOTUS rule for two years, but a federal judge barred the agencies’

suspension of the rule in August 2018. Separately, a federal court in Georgia enjoined implementation of the rule in 11 states. However, in December 2018, the EPA and the U.S. Army Corps of Engineers released a proposed rule that would replace the WOTUS rule and significantly reduce the waters subject to federal regulation under the CWA. The EPA and the U.S. Army Corps of Engineers formally repealed the WOTUS rule in September 2019. In January 2020, the Trump administration published a final replacement rule, called the Navigable Waters Protection Rule, that purports to expressly define which categories of water may be federally regulated under the CWA. The Navigable Waters Protection Rule is set to take effect 60 days from publication of the replacement rule in the Federal Register. Legal challenges to the Navigable Waters Protection Rule are expected. As such, uncertainty remains with respect to future implementation of the rule.
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
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include NSPS to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. Several states and industry groups have filed suit before the U.S. Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) challenging the EPA’s implementation of the methane rule and the EPA’s legal authority to issue the methane rules. However, in April 2017, the EPA announced that it will review its methane rule for new, modified and reconstructed sources and to initiate reconsideration proceedings to potentially revise or rescind portions of the rule. In addition, the EPA issued a stay of the June 3, 2017 compliance date applicable to fugitive emissions monitoring requirements for 90 days. In July 2017, the D.C. Circuit found that the EPA’s decision to issue the stay was not permissible under the CAA and vacated the stay, but subsequently issued a revised opinion allowing the agency to stay implementation of the rule for two weeks. However, in June 2017, the EPA issued a proposed rulemaking to stay the requirements of Subpart OOOOa for a period of two years and to revisit implementation of Subpart OOOOa in its entirety. In September 2018, the EPA proposed amendments to the 2016 rules that would reduce the 2016 rules’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 methane requirements and EPA’s attempt to delay the implementation of the rule. Further, in August 2019, the EPA proposed two options for rescinding the Subpart OOOOa standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for VOCs, and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the NSPS applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general). As a result of these developments, future implementation of the standards is uncertain at this time.
The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry.
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
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, no significant legislation has been adopted at the federal level. In the absence of such federal climate legislation, a number of state and regional cap-and-trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. The Paris Agreement entered into force on November 4, 2016 upon achieving its threshold for ratification by signatory countries. A long-

term goal of the Paris Agreement is to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. However, the Paris Agreement does not impose any binding obligations on its participants. In June 2017, President Trump stated that the United States intends to withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of its intent to withdraw from the Paris Agreement unless it is renegotiated, and in November 2019 formally initiated the withdrawal process, which would result in an effective exit date of November 2020. The United States adherence to the exit process is uncertain and the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time.
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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, natural gas and NGLs from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, more recently, in June 2016, establishing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting (which are subject to revision, as discussed above); published in June 2016 an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication version of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in March 2015, the BLM adopted rules establishing stringent standards relating to hydraulic fracturing on federal and American Indian lands. In June 2016, a federal district court judge in Wyoming struck down this final rule, finding that the BLM lacked authority to promulgate the rule. That ruling was appealed, but in September 2017 the U.S. Court of Appeals for the Tenth Circuit dismissed the appeal and remanded with directions to vacate the lower court’s opinion, leaving the final rule in place. However, following the issuance of an executive order by President Trump to review rules related to the energy industry, the BLM initiated a rulemaking to rescind the final rule in December 2017. Shortly after the final rulemaking was issued, the state of California and several environmental groups filed lawsuits against the BLM, the Secretary of the Interior, and the Assistant Secretary for Land and Minerals Management, seeking an injunction and a declaration that the repeal violated numerous federal statutes. After the suits were filed, multiple industry groups and the state of Wyoming sought to intervene and transfer the case to federal court in Wyoming, which decided the initial legal challenge to the Obama administration’s fracking regulations. A hearing was held in January 2020 to consider a motion for summary judgment in the case. However, those legal challenges are still pending. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under certain limited circumstances.”
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
In addition, the New Mexico state legislature recently considered House Bill 206, which, if passed, would have enacted an Environmental Review Act comparable to NEPA. Specifically, the Environmental Review Act would require state governmental agencies at all levels to consider the qualitative, technical and economic factors relating to a project that may impact public health, ecosystems and the environment, the long-term as well as short-term benefits and costs of the proposed project, the cumulative impacts of the proposed project, and reasonable alternatives to proposed actions affecting the environment, communities or public health. If reconsidered and enacted in the future, the process contemplated by the Environmental Review Act has the potential, like NEPA, to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects in New Mexico, which costs could be substantial.
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

Employees
As of December 31, 2019, we had 195 full-time employees. We hire independent contractors on an as needed basis and have no collective bargaining agreements with our employees.
Offices
Our principal executive offices are located at 1001 Seventeenth Street, Suite 1800, Denver, Colorado 80202, and our telephone number is (720) 499-1400. We also have office space in Midland, Texas; Sugar Land, Texas; Pecos, Texas; and Jal, New Mexico.
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
Risks Related to the Oil and Natural Gas Industry and Our Business
Oil, natural gas and NGL prices are volatile. A sustained period of low commodity prices for oil, natural gas and NGLs could adversely affect our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.
The prices we receive for our oil, natural gas and NGLs production heavily influence our revenue, cash flows, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, natural gas and NGLs are commodities, and their prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, natural gas and NGLs and market uncertainty. Historically, oil, natural gas and NGL prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including:

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

•
political, economic and other conditions that affect perceived demand for oil, natural gas and NGLs, including trade tensions between the U.S. and other countries and global health epidemics and concerns;

•	the level of global exploration, development and production;

•	the level of global inventories;

•	prevailing prices on local price indexes in the area in which we operate;

•	the proximity, capacity, cost and availability of gathering and transportation facilities;

•	localized and global supply and demand fundamentals and transportation availability;

•	the availability of refining and storage capacity;

•	the cost of exploring for, developing, producing and transporting reserves;

•	weather conditions and other natural disasters;

•	terrorist attacks targeting oil and natural gas related facilities and infrastructure;

•	technological advances affecting fuel economy, energy supply and energy consumption;

•	the price and availability of alternative fuels;

•	laws, regulations and taxes in the U.S. and in foreign jurisdictions that decrease the demand for oil, natural gas and NGLs;

•	shareholder activism or activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize emissions of carbon dioxide and methane GHGs;

•	expectations about future commodity prices; and

•	U.S. federal, state and local and non-U.S. governmental regulation and taxes.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. From 2015 through 2019, the WTI spot price for oil averaged $53.05 per Bbl, which is down substantially from the $60.21 average for the prior five-year period. The Henry Hub average spot price from 2015 through 2019 of $2.77 per MMBtu similarly declined from $3.12 per MMBtu, which was the average for the prior five-year period. Likewise,

NGLs, which are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have suffered significant recent price declines.
A sustained or further extended decline in commodity prices may result in a shortfall in our expected cash flows and require us to reduce capital spending or borrow funds to cover any such shortfall. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods of low commodity prices for oil and natural gas and the resultant effect such prices may have on our drilling economics and our ability to raise capital may require us to re-evaluate and postpone, moderate or eliminate our development drilling, which could result in the reduction of some of our proved undeveloped reserves and related standardized measure. If we are required to moderate or curtail our drilling program, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a sustained or further extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.
Our development and acquisition projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.
The oil and natural gas industry is capital-intensive. We make and expect to continue to make substantial capital expenditures related to development and acquisition projects. We have funded our capital expenditures with cash generated by operations, borrowings under CRP’s revolving credit facility and the net proceeds from CRP’s issuance of senior notes. We intend to finance our capital expenditures with cash flow from operations, proceeds received from the contemplated divestiture of our saltwater disposal assets, borrowings under CRP’s revolving credit facility and proceeds from offerings of debt and equity securities. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments. A reduction in commodity prices from current levels may result in a decrease in our actual capital expenditures, which would negatively impact our ability to grow production.
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
Our decisions to develop or purchase prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. For a discussion of the uncertainty involved in these processes, see the risk factor “—Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.” In addition, our cost of drilling, completing and operating wells is often uncertain.
Further, many factors may curtail, delay, cancel or otherwise negatively impact our scheduled drilling projects, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements, including limitations resulting from wastewater disposal, emission of GHGs and limitations on hydraulic fracturing;

•	lack of available capacity on interconnecting transmission pipelines;

•	abnormal pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment, qualified personnel, water or sand for hydraulic fracturing activities;

•	equipment failures, accidents or other unexpected operational events;

•	lack of available gathering facilities or delays in the construction of gathering facilities;

•	adverse weather conditions;

•	issues related to compliance with environmental regulations;

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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2019, and related standardized measure were calculated under rules of the SEC using twelve-month trailing average benchmark prices of $52.19 per barrel of oil (WTI Posted) and $2.58 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2020. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2019 would increase by 4.4 MMBoe (1%) or decrease by 22.3 MMBoe (7%), respectively, and the pre-tax PV10% of our proved reserves would increase by $509.4 million (23%) or decrease by $503.1 million (23%), respectively.
We will not be the operator on all of our acreage or drilling locations, and, therefore, we will not be able to control the timing of exploration or development efforts, associated costs, or the rate of production of any non-operated assets.
As of December 31, 2019, we have leased or acquired approximately 78,195 net acres, approximately 93% of which we operate. As of December 31, 2019, we operated 349 gross producing horizontal wells. We will have limited ability to exercise influence over the operations of the drilling locations operated by our partners, and there is the risk that our partners may at any time have economic, business or legal interests or goals that are inconsistent with ours. Furthermore, the success and timing of development activities operated by our partners will depend on a number of factors that will be largely outside of our control, including:

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
As of December 31, 2019, over 87% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
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
Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to dispose of or recycle the saltwater we use economically and in an environmentally safe manner.
Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of or recycle our produced water we use economically and in an environmentally safe manner.
Drilling and development activities require the use of water and result in the production of waste water. For example, the hydraulic fracturing process, which we employ to produce commercial quantities of crude oil, natural gas and NGLs, requires the use and disposal of significant quantities of water. Limitations or restrictions on our ability to secure sufficient amounts of water (including limitations resulting from natural causes such as drought) could materially and adversely impact our operations. Severe drought conditions can result in local water districts taking steps to restrict the use of water in their jurisdictions for drilling and hydraulic fracturing in order to protect local water supply. If we are unable to obtain water to use in our operations from local sources, it may need to be obtained from non-local sources and transported to drilling sites, resulting in increased costs, or we may be unable to economically drill for or produce oil and natural gas, each of which could have an adverse effect on our financial condition, results of operations and cash flows.

In addition, we must dispose of the fluids produced from oil and gas production operations, including produced water, directly or through the use of third party vendors. Some studies have linked earthquakes or induced seismicity in certain areas to underground injection of produced water resulting from oil and gas activities, which has led to increased public and governmental scrutiny of injection safety. In response to concerns regarding induced seismicity, regulators in Texas have adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.
Another consequence of water disposal activities and seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on our use of injection wells or commercial disposal wells to dispose of produced water. Increased regulation and attention given to water disposal and induced seismicity could also lead to greater opposition, including litigation, to limit or prohibit oil and gas activities utilizing injection wells for produced water disposal. Any one or more of these developments may result in limitations on disposal well volumes, disposal rates and pressures or locations, require us or our vendors to shut down or curtail the injection into disposal wells, or cause delays, interruptions or termination of our operations, which events could have a material adverse effect on our business, financial condition and results of operations.
Our producing properties are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, making us vulnerable to risks associated with operating in a single geographic area.
Our producing properties are geographically concentrated in the Delaware Basin, a sub-basin of the Permian Basin, primarily in West Texas and New Mexico. At December 31, 2019, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
Our derivative activities could result in financial losses or could reduce our earnings.
We enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2019, we had entered into basis swaps through 2020 covering a total of 1,098 MBbls of our projected oil production at a weighted average differential of $0.67 per Bbl. Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
We have entered into certain multi-year supply and service agreements, including contracts for drilling rigs, water disposal agreements and purchase agreements relating to frac and sand products. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil and natural gas. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in form of volume deficiencies or other remedies may apply. As of December 31, 2019, our aggregate long-term contractual obligation under these agreements was $46.1 million, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Note 13—Commitments and Contingencies, Item 8. Financial Statements and Supplementary Data in this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
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
As of December 31, 2019, 51% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.

If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Over the last several years, commodity prices have declined significantly. A sustained or further extended decline in commodity prices in the future could result in impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2019, 2018 and 2017. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
Our operations are subject to stringent, complex and evolving federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations or otherwise relating to environmental protection. These laws and regulations may impose numerous obligations applicable to our operations, including the acquisition of a permit or other approval before conducting regulated activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, natural resource damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.
Certain environmental laws impose strict joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. In the states of New Mexico and Texas, as an example, governmental authorities are investigating the practice of flaring natural gas and it is possible that such states could implement additional volumetric or other restrictions on this practice which may require us to curtail or shut in production which otherwise is or would be flared due to the unavailability of acceptable delivery, transportation or processing arrangements. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected.
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
We utilize multi-well pad drilling where practical. Because wells drilled on a pad are not brought into production until all wells on the pad are drilled and completed and the drilling rig is moved from the location, multi-well pad drilling delays the commencement of production from a given pad, which may cause volatility in our operating results. In addition, problems affecting one pad could adversely affect production from all wells on such pad. As a result, multi-well pad drilling can cause delays in the scheduled commencement of production or interruptions in ongoing production.

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
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States, which include certain of our operations. Furthermore, in June 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. However, the EPA recently indicated that it intends to reconsider certain aspects of this rule, and in June 2017 issued a proposed rulemaking that would stay the requirements of the methane rule for a period of two years. In September 2018, the EPA proposed amendments to the 2016 standards that would reduce the rule’s fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other charges. The EPA has also announced that it intends to impose methane emission standards for existing sources as well but, to date, has not yet issued a proposal. Instead, in August 2019, the EPA proposed two options for rescinding the 2016 standards. Under the EPA’s preferred alternative, the agency would rescind the methane limits for new, reconstructed and modified oil and natural gas production sources while leaving in place the general emission limits for volatile organic compounds (VOCs), and relieve the EPA of its obligation to develop guidelines for methane emissions from existing sources. In addition, the proposal would remove from the oil and natural gas category the natural gas transmission and storage segment. The other proposed alternative would rescind the methane requirements of the 2016 standards applicable to all oil and natural gas sources, without removing any sources from that source category (and still requiring control of VOCs in general. Compliance with these rules will require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require additional personnel time to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. The United States became one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. The Paris Agreement entered into force in November 2016. In June 2017, President Trump announced that the United States plans to withdraw from the Paris Agreement and to seek negotiations either to reenter the Paris Agreement on different terms or establish a new framework. In August 2017, the U.S. Department of State officially informed the United Nations of the United States’ intent to withdraw from the Paris Agreement unless it is renegotiated, and in November 2019 formally initiated the withdrawal process, which will result in an exit date of November 2020. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. The EPA has also issued final regulations under the CAA establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing (although those standards are currently subject to revisions proposed by the Trump Administration), and advanced notice of proposed rulemaking under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing, and also finalized rules in 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. In addition, the BLM finalized rules in March 2015 that impose new or more stringent standards for performing hydraulic fracturing on federal and American Indian lands (which was challenged in a U.S. federal trial court, resulting in a decision in June 2016 against the rule, an appeal of that decision, and a U.S. federal appeals court ruling in September 2017 dismissing the appeals and vacating the trial court decision); the rule is currently the subject of a December 2017 final rulemaking by the BLM to rescind it. Shortly after the final rulemaking was issued, the state of California and several environmental groups filed lawsuits against the BLM, the Secretary of the Interior, and the Assistant Secretary for Land and Minerals Management, seeking an injunction and a declaration that the repeal violated numerous federal statutes. After the suits were filed, multiple industry groups and the state of Wyoming sought to intervene and transfer the case to federal court in Wyoming, which decided the initial legal challenge to the Obama administration’s fracking regulations. A hearing was held in January 2020 to consider a motion for summary judgment in the case. However, those legal challenges are still pending. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations.
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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. At December 31, 2019, we had $175.0 million in borrowings outstanding under our credit facility. Interest is calculated under the terms of CRP’s credit agreement based on a LIBOR spread. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Title VII of the Dodd-Frank Act requires the CFTC, the SEC and the prudential regulators to promulgate rules and regulations implementing the derivatives-related provisions of the Dodd-Frank Act. While most of these regulations are already in effect, the implementation process is still ongoing, and the CFTC continues to review and refine its initial rulemakings through additional interpretations and supplemental rulemakings. As a result, we cannot yet predict the ultimate effect of the regulations on our business and, while most of the regulations have been adopted, any new regulations or modifications to existing regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material and adverse effect on us and our financial condition.
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
In addition, the European Union and other non-U.S. jurisdictions have adopted and are implementing local regulations with respect to the derivatives market which are generally comparable to the reforms under the Dodd-Frank Act. Implementation and enforcement of these regulatory provisions may reduce our ability to hedge our market risks with counterparties in foreign jurisdictions and may make transactions involving cross-border swaps more expensive and burdensome. Additionally, the lack of regulatory equivalence across jurisdictions may increase compliance costs and make it more difficult to satisfy our regulatory obligations.
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
As of December 31, 2019, we had approximately $1.1 billion of total long-term debt and additional borrowing capacity of $624.2 million under CRP’s revolving credit facility (after giving effect to our elected commitment and $0.8 million of outstanding letters of credit). Our level of indebtedness could affect our operations in several ways, including the following:

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
Subject to the restrictions in the instruments governing CRP’s outstanding indebtedness (including CRP’s revolving credit facility and senior notes), CRP and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing CRP’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. As of December 31, 2019, CRP had additional borrowing capacity of $624.2 million under its revolving credit facility (after giving effect to our elected commitment and $0.8 million of outstanding letters of credit), all of which would be secured if borrowed.
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

In addition, CRP’s credit agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2019, we were in full compliance with such financial ratios and covenants.
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
CRP’s revolving credit facility limits the amounts CRP can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually in the spring and fall. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the loan. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of issued permitted senior unsecured notes. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under CRP’s revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. In connection with the fall 2019 semi-annual borrowing base redetermination, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.
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
Risks Related to Our Class A Common Stock and Capital Structure
Our only significant asset is our current ownership of an approximate 99.6% membership interest in CRP. Distributions from CRP may not be sufficient to allow us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.
We have no direct operations and no significant assets other than our current ownership of an approximate 99.6% membership interest in CRP. We will depend on CRP for distributions, loans and other payments to generate the funds necessary to meet our financial obligations or to pay any dividends with respect to our Class A Common Stock. Subject to certain restrictions, CRP generally will be required to (i) make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay our taxes and (ii) reimburse us for certain corporate and other overhead expenses. However, legal and contractual restrictions in agreements governing future indebtedness of CRP, as well as the financial condition and operating requirements of CRP may limit our ability to obtain cash from CRP. The earnings from, or other available assets of, CRP may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.
A negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.
Certain segments of the investor community have recently developed negative sentiment towards investing in the oil and gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Some investors, including certain private equity companies, pension funds, university endowments and family foundations have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. Such developments could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.
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
The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. For example, the closing price per share of our common stock as reported by The NASDAQ Capital Market ranged from a high of $22.75 per share in October 2018 to a low of $2.56 per share in February 2020. The changes often appear to occur without regard to specific operating performance. The price of our Class A Common Stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our stock price.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Riverstone and its affiliates own a significant percentage of our outstanding voting common stock.
Riverstone and its affiliates beneficially own approximately 28% of our voting common stock as of December 31, 2019. As long as Riverstone and its affiliates own or control a significant percentage of outstanding voting power, they may have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our second amended and restated certificate of incorporation (the “Charter”) or amended and restated bylaws (the “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
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
Provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which may adversely affect the market price of our Class A Common Stock.
Our Charter and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•	a classified board of directors, with only approximately one-third of our board of directors elected each year;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Class A Common Stock
Our Class A Common Stock is currently quoted on NASDAQ under the symbol “CDEV.” As of February 20, 2020, there were 13 registered holders of record of our Class A Common Stock.
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

ITEM 6. SELECTED FINANCIAL DATA
The following data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual report, which includes a discussion of factors materially affecting the comparability of the information presented, and in conjunction with our consolidated financial statements included in this Annual Report. Our historical results are not necessarily indicative of future operating results.
The following table shows selected historical financial information for the periods and as of the dates indicated. The term “Successor” refers to Centennial after the acquisition of the outstanding membership interests in CRP on October 11, 2016 (the “Business Combination”) and the consolidation of CRP subsequent to the Business Combination. The term “Predecessor” refers to CRP for periods prior to the Business Combination.
The selected historical financial information for the periods presented may not be comparable from period to period or going forward as a result of the following transactions:

•	the GMT Acquisition completed in June 2017;

•	the Silverback Acquisition completed in December 2016; and

•	the Business Combination completed in October 2016.

	Successor				Predecessor
	Year Ended December 31,			October 11, 2016 through December 31, 2016	January 1, 2016 through October 10, 2016(1)	Year Ended December 31,2015(1)
(in thousands, except per share data)	2019	2018	2017
Statements of Operations Data:
Total revenues	$944,330	$891,045	$429,902	$29,717	$69,116	$90,460
Net income attributable to Class A Common Stock	15,798	199,899	75,568	(8,081)	(218,724)	(38,325)
Income (loss) per share:(2)
Basic	$0.06	$0.76	$0.32	$(0.05)
Diluted	$0.06	$0.75	$0.32	$(0.05)
Cash Flows Data:
Net cash provided by operating activities	$564,173	$670,011	$259,918	$9,410	$51,740	$68,882
Net cash used in investing activities	(932,989)	(1,068,664)	(992,306)	(1,749,733)	(101,434)	(198,635)
Net cash provided by financing activities	362,937	294,160	724,220	1,874,268	47,926	118,504

	Successor				Predecessor
	December 31,				December 31, 2015(1)
(in thousands)	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$4,688,288	$4,260,021	$3,616,569	$2,651,642	$616,295
Long-term debt, net	1,057,389	691,630	390,764	—	138,649
Total equity	3,270,701	3,243,869	3,003,972	2,552,935	450,864

(1) The selected historical consolidated financial information of CRP as of and for the year ended December 31, 2015 and for the period from January 1, 2016 through October 10, 2016 was derived from the audited historical consolidated financial statements of CRP.
(2) No cash or stock dividends were declared or paid on our Class A Common Stock during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” in this Annual Report.  The following discussion and analysis may contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are primarily in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are specifically focused on projects that we believe provide the highest return on capital.
Market Conditions
The oil and natural gas industry is cyclical and commodity prices can be volatile. It is likely that commodity prices will continue to fluctuate due to global supply and demand, inventory levels, weather conditions, geopolitical events and other factors. For example, WTI spot prices for crude oil declined significantly to a low of $42.53 per barrel in the second quarter of 2017 but reached a high of $76.41 per barrel in the fourth quarter of 2018, while the average quarterly crude oil price remained below $60 per barrel during the entirety of 2019.
The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2017:

	2017				2018				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$51.82	$48.32	$48.17	$55.31	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45	$56.94
Natural Gas (per MMBtu)	$3.06	$3.14	$2.95	$2.91	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33	$2.34
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
2019 Highlights and Future Considerations
Operational Highlights
During 2019, we grew our production and oil and natural gas reserves by developing our acreage with an increased focus on optimizing drilling and completion results, drilling extended laterals and managing costs. During 2019, we operated a six-rig drilling program through mid-September and a five-rig program thereafter, which enabled us to complete and bring online 84 gross operated wells during the year with an average effective lateral length of approximately 7,700 feet. In comparison, we operated, on average, a seven-rig drilling program during 2018 and completed 80 gross operated wells with an average effective lateral length of approximately 7,400 feet.

Financing Highlights
In connection with our credit facility’s spring 2019 semi-annual borrowing base redetermination, the borrowing base was increased from $1.0 billion to $1.2 billion, but the amount of elected commitments remained at $800.0 million. In addition, CRP and the lenders amended the credit agreement to reduce the applicable margin for LIBOR loans by 25 basis points to a range of 125 to 225 basis points and to reduce the applicable margin by 25 basis points for base rate loans to a range of 25 to 125 basis points, in each case depending on the percentage of the borrowing base utilized. These reductions in the applicable margins became effective in April 2019 and remain applicable as long as CRP’s total leverage ratio is less than or equal to 3.0 to 1.0; otherwise, the original applicable margins would be applied.
In connection with our credit facility’s fall 2019 semi-annual borrowing base redetermination, the borrowing base was reaffirmed at $1.2 billion, and the amount of elected commitments remained at $800.0 million.

Results of Operations
For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
Net revenues (in thousands):
Oil sales	$810,655	$709,813	$100,842	14%
Natural gas sales	44,556	62,325	(17,769)	(29)%
NGL sales	89,119	118,907	(29,788)	(25)%
Oil and gas sales	$944,330	$891,045	$53,285	6%

Average sales price:
Oil (per Bbl)	$52.02	$55.98	$(3.96)	(7)%
Effect of derivative settlements on average price (per Bbl)	(1.13)	1.48	(2.61)	(176)%
Oil net of hedging (per Bbl)	$50.89	$57.46	$(6.57)	(11)%

Average NYMEX price for oil (per Bbl)	$57.03	$64.76	$(7.73)	(12)%
Oil differential from NYMEX	(5.01)	(8.78)	3.77	43%

Natural gas (per Mcf)	$1.07	$1.97	$(0.90)	(46)%
Effect of derivative settlements on average price (per Mcf)	0.29	0.06	0.23	383%
Natural gas net of hedging (per Mcf)	$1.36	$2.03	$(0.67)	(33)%

Average NYMEX price for natural gas (per Mcf)	$2.52	$3.15	$(0.63)	(20)%
Natural gas differential from NYMEX	(1.45)	(1.18)	(0.27)	(23)%

NGL (per Bbl)	$17.03	$27.45	$(10.42)	(38)%

Net production:
Oil (MBbls)	15,582	12,679	2,903	23%
Natural gas (MMcf)	41,703	31,707	9,996	32%
NGL (MBbls)	5,234	4,332	902	21%
Total (MBoe)(1)	27,766	22,295	5,471	25%

Average daily net production:
Oil (Bbls/d)	42,692	34,737	7,955	23%
Natural gas (Mcf/d)	114,254	86,868	27,386	32%
NGL (Bbls/d)	14,338	11,868	2,470	21%
Total (Boe/d)(1)	76,072	61,082	14,990	25%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the year ended December 31, 2019 were $53.3 million (or 6%) higher than total net revenues for the year ended December 31, 2018. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 23%, 32% and 21%, respectively, between periods. The oil volume increase between periods resulted primarily from drilling success in the Delaware Basin. During the year ended December 31, 2019, 84 gross operated wells were placed on production in the Delaware Basin, which added 5,611 MBbls of net oil production during the year. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. As a result, our crude oil production increased 23% and NGL production increased 21% when comparing the year ended December 31, 2019 to 2018. However, we produced a higher percentage (32%) of gas volumes (relative to crude oil and NGLs) in 2019 compared to 2018, due to a decrease during

2019 in the ratio of new production from wells added during the year compared to base production from pre-existing wells, combined with the fact that older wells generally have higher gas yields over time than newly drilled wells do.
The increases in production volumes between periods were partially offset by lower average realized sales prices for oil, natural gas and NGLs for the year ended December 31, 2019 compared to 2018. The average price for oil before the effects of hedging decreased 7%, the average price for natural gas before the effects of hedging decreased 46% and the average price for NGLs decreased 38% between periods. The 7% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX oil prices decreased 12%) partially offset by improved oil differentials (a decrease of $3.77 per Bbl) during 2019. The average realized sales price of natural gas between periods decreased 46% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 20%) and wider gas differentials (an increase of $0.27 per Mcf). The continued widening of natural gas differentials was due to natural gas pipeline takeaway capacity constraints impacting the Permian Basin, which has in turn depressed natural gas prices in West Texas and New Mexico. A new gas pipeline was placed into service late in the third quarter of 2019 in the Permian Basin, and continued construction of additional natural gas pipelines are planned through 2022. These third party pipelines are expected to provide relief from these wider natural gas differentials once they come online. The overall 38% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in 2019.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
Operating costs (in thousands):
Lease operating expenses	$145,976	$83,313	$62,663	75%
Severance and ad valorem taxes	63,200	56,523	6,677	12%
Gathering, processing, and transportation expense	72,834	57,624	15,210	26%
Operating costs per Boe:
Lease operating expenses	$5.26	$3.74	$1.52	41%
Severance and ad valorem taxes	2.28	2.54	(0.26)	(10)%
Gathering, processing, and transportation expense	2.62	2.58	0.04	2%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the year ended December 31, 2019 increased $62.7 million compared to the year ended December 31, 2018. Higher LOE for 2019 was primarily related to a $43.3 million increase in expense associated with higher well count. We had 349 gross operated horizontal wells as of December 31, 2019 compared to 263 gross operated horizontal wells as of December 31, 2018. The net increase in well count was mainly the result of our successful drilling activity adding 84 gross operated wells in 2019, which was further adjusted for acquisitions and divestitures. In addition, workover expense increased $19.4 million between periods as result of our higher well count and related higher workover activity.
LOE on a per Boe basis increased when comparing the year ended December 31, 2019 to the year ended December 31, 2018. LOE per Boe was $5.26 for the year ended December 31, 2019, which represents an increase of $1.52 per Boe from 2018. This increase in rate was mainly due to our higher level of workover activity discussed above which added $0.58 to our LOE rate in 2019, as well as (i) a decline in the ratio of flush production to base production based on our level of drilling and completion (“D&C”) activity in 2019; (ii) higher monthly rental rates for electric submersible pumps (“ESPs”) and wellhead generators, (iii) increased wellhead chemical costs, and (iv) an increased number of field employees, resulting in higher labor costs.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2019 increased $6.7 million compared to the year ended December 31, 2018. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the taxable value of proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 6.7% for the year ended December 31, 2019 as compared to 6.3% for the year ended December 31, 2018 due to increased ad valorem taxes of $5.9 million between periods as a result of our higher well count and higher oil and gas property values.
Severance and ad valorem taxes decreased on a per Boe basis to $2.28 for the year ended December 31, 2019 from $2.54 for the year ended December 31, 2018. This 10% decrease in rate is due to lower average realized sales prices for oil, natural gas and NGLs between periods.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the year ended December 31, 2019 increased $15.2 million compared to the year ended December 31, 2018 due to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing costs, transportation tariffs and gathering fees being incurred.

On a per Boe basis, GP&T increased 2% from $2.58 for the year ended December 31, 2018 to $2.62 per Boe for the year ended December 31, 2019. However, these fees are mainly incurred on our volumes of natural gas and NGLs processed, and the per Boe rate on a natural gas and NGL volume basis (i.e. excluding crude oil barrels) was $5.98 for the year ended December 31, 2019, which was consistent with our rate of $5.99 for the comparable 2018 period.
Depreciation, Depletion, and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2019	2018
Depreciation, depletion and amortization	$444,243	$326,462
Depreciation, depletion and amortization per Boe	$16.00	$14.64
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved reserves or proved developed reserves. For the year ended December 31, 2019, DD&A expense amounted to $444.2 million, an increase of $117.8 million over 2018. The primary factor contributing to higher DD&A expense in 2019 was the increase in our overall production volumes between periods, which added $80.3 million of incremental DD&A for the year ended December 31, 2019, while higher DD&A rates between periods contributed an additional $37.5 million of DD&A expense in 2019.
DD&A per Boe was $16.00 for the year ended December 31, 2019 compared to $14.64 in 2018. The primary factor contributing to this higher DD&A rate was continued infrastructure and other capital spend (having no associated proved reserves adds) that were placed into service during 2019.
Impairment and Abandonment Expense. For the year ended December 31, 2019, $47.2 million of impairment and abandonment expense was incurred related to undeveloped leasehold acreage. This expense consisted of the following: (i) $19.1 million related to non-core acreage that expired during 2019 after efforts to extend, sell or trade these leases were unsuccessful, (ii) $16.6 million for impaired acreage following an acreage sale initiated in the first quarter of 2019, and (iii) $11.5 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
For the year ended December 31, 2018, $11.1 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired during the period after efforts to extend, sell or trade these leases were unsuccessful.
Exploration Expense. The following table summarizes exploration expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Geological and geophysical costs	$8,708	$7,624
Stock-based compensation expense	2,682	1,816
Exploratory dry hole costs	—	528
Exploration expense	$11,390	$9,968
Exploration expense was $11.4 million for the year ended December 31, 2019 compared to $10.0 million for the year ended December 31, 2018. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel. The period over period increase was primarily related to an increase in G&G personnel expenses of $2.7 million during 2019 due to the average number of geologists increasing between periods. This increase was partially offset by lower costs incurred on G&G projects and seismic studies between periods and no exploratory dry hole costs incurred during 2019.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Cash general and administrative expenses	$52,841	$44,450
Stock-based compensation	26,315	18,854
General and administrative expenses	$79,156	$63,304
G&A expenses for the year ended December 31, 2019 were $79.2 million compared to $63.3 million for the year ended December 31, 2018. G&A expenses were higher in 2019 primarily due to $5.0 million in increased employee salaries and payroll costs, $7.5 million in higher stock-based compensation and $1.8 million in increased software costs and office rental expenses compared to the prior year period. These costs were higher for the year ended December 31, 2019 due to our increase in headcount during the year. In addition, we incurred a $1.8 million non-recurring charge for the settlement of a water disposal contract dispute in 2019.
Other Income and Expense.
Interest Expense.  The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Credit facility	$8,371	$5,975
5.375% Senior Notes due 2026	21,500	21,500
6.875% Senior Notes due 2027	27,309	—
Amortization of debt issuance costs and debt discount	2,861	1,749
Interest capitalized	(4,050)	(2,866)
Total	$55,991	$26,358
Interest expense was $29.6 million higher for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to $27.3 million in interest we incurred in 2019 related to our 2027 Senior Notes that were issued in March of that year, as well as increased borrowings under our credit facility in 2019. Our weighted average borrowings outstanding under our credit facility were $154.8 million during 2019 compared to $98.2 million in 2018. Our credit facility’s weighted average effective interest rate was 3.7% for 2019 as compared to 3.8% during 2018.
Net Gain (Loss) on Derivative Instruments.  Net gains and losses are a function of i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in the forward price curve for the underlying commodities and ii) monthly cash settlements of hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Cash settlement gains (losses)	$(5,655)	$20,610
Non-cash mark-to-market derivative gain (loss)	4,094	(5,274)
Total	$(1,561)	$15,336
Income Tax Expense. During the year ended December 31, 2019 and 2018, we recognized income tax expense amounting to $5.8 million and $59.4 million, or 26% and 22% of pre-tax income, respectively. The decrease in income tax expense for the year ended December 31, 2019 as compared to 2018 was primarily due to the decrease in pre-tax income of $250.0 million between periods. However, the increase in the effective tax rate was due to $3.6 million in net permanent items recognized in the current period mainly related to certain amounts of nondeductible equity based compensation.

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. To date, our primary use of capital has been for drilling and development capital expenditures and for the acquisition of land and oil and natural gas properties.
The following table summarizes our capital expenditures (“capex”) incurred during the year:

(in millions)	Year Ended December 31, 2019
Drilling and completion capital expenditures	$691.4
Facilities, infrastructure and other	162.0
Land	38.4
Total capital expenditures	$891.8
We continually evaluate our capital needs and compare them to our capital resources. Our estimated capital expenditure budget for 2020 is $590 million to $690 million, of which $490 million to $550 million is allocated to D&C activity. We expect to fund our capex budget primarily with cash flows from operations and any remaining unfunded portion with either borrowings under our credit agreement or with proceeds received from the contemplated divestiture of our saltwater disposal assets.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of these capital expenditures. We could choose to defer or accelerate a portion of our planned capex depending on a variety of factors, including, but not limited to: the success of our drilling activities; prevailing and anticipated prices for oil and natural gas; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
Based upon current oil and natural gas price expectations for 2020, we believe that our cash flows from operations and borrowings under our credit facility or otherwise will provide us with sufficient liquidity to execute our current capex budget. However, our future cash flows are subject to a number of variables, including the future level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. We cannot ensure that other needed capital will be available on acceptable terms or at all. In the event we make additional acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of capital expenditures and/or seek additional sources for funding capital investments. As we pursue our future development program, we are actively assessing the correct mix of reserve-based borrowings and debt offerings. If we require additional capital to fund acquisitions, we may also seek such capital through traditional reserve-based borrowings, offerings of debt and equity securities, asset sales or other means. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current drilling program, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to maintain our production or replace our reserves.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$564,173	$670,011	$259,918
Net cash used in investing activities	(932,989)	(1,068,664)	(992,306)
Net cash provided by financing activities	362,937	294,160	724,220
Cash Flows from 2019 Compared to 2018. For the year ended December 31, 2019, we generated $564.2 million of cash from operating activities, a decrease of $105.8 million from 2018. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, exploration expense, cash general and administrative expenses, interest payments, cash settlement losses from derivatives and the timing of our supplier payments during 2019. These declining factors were partially offset by higher crude oil, natural gas and NGL production volumes and the timing of our receivable collections during 2019 as compared to the 2018 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.

For the year ended December 31, 2019, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $125.0 million under our credit facility, to finance $855.2 million of drilling and development capex, to fund $103.7 million in oil and gas property acquisitions and to purchase $8.9 million of other property and equipment.
Cash Flows from 2018 Compared to 2017. For the year ended December 31, 2018, we generated $670.0 million of cash from operating activities, an increase of $410.1 million from 2017. Cash provided by operating activities increased primarily due to higher crude oil, natural gas and NGL production volumes, higher realized sales prices for crude oil and NGLs, higher cash derivative settlement gains, lower exploration expense and the timing of our receivable collections and supplier payments during 2018. These positive factors were partially offset by lower realized prices for natural gas, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, general and administrative expenses and interest payments for the year ended December 31, 2018 as compared to 2017.
For the year ended December 31, 2018, cash flows from operating activities, cash on hand, proceeds from sales of oil and natural gas properties, and $300.0 million in net borrowings under our credit facility were used to finance $998.2 million of drilling and development expenditures and $212.5 million in oil and gas property acquisitions.
In 2017, cash from operating activities, cash on hand and $390.8 million in net proceeds from the issuance of our 2026 Senior Notes were used to finance $574.3 million for drilling and development capital expenditures and repay net borrowings under our credit facility. Net proceeds of $333.5 million from the issuance of Class A Common Stock together with cash on hand, $35.0 million in net borrowings under the credit facility and proceeds from the sale of oil and gas properties were used to finance $435.5 million in oil and gas property acquisitions including the GMT Acquisition and the remainder of the Silverback Acquisition.
Credit Agreement
On May 4, 2018, CRP entered into an amended and restated credit agreement with a syndicate of banks that as of December 31, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of December 31, 2019, we had $175.0 million in borrowings outstanding and $624.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding. In connection with the credit facility’s fall 2019 semi-annual borrowing base redetermination, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter periods ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of December 31, 2019 and through the filing of this Annual Report.
For further information on our credit agreement, refer to Note 4—Long-Term Debt, Item 8 of this Annual Report.
Senior Notes
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and collectively with the 2026 Senior Notes the “Senior Notes”) in 144A private placements. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by Centennial, nor are we subject to the terms of the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2019 and through the filing of this Annual Report.

For further information on our Senior Notes, refer to Note 4—Long-Term Debt , Item 8. Financial Statements and Supplementary Data in this Annual Report.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2019, we had no off-balance sheet arrangements.
Contractual Obligations
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2019 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases (1)	$9,573	$3,033	$425	$—	$—	$—	$13,031
Water disposal agreements (2)	2,237	100	—	—	—	—	2,337
Purchase obligations (3)	9,302	3,360	—	—	—	—	12,662
Asset retirement obligations (4)	581	—	—	—	664	15,629	16,874
Long term debt obligations (5)	—	—	—	175,000	—	900,000	1,075,000
Cash interest expense on long-term debt obligations (6)	63,413	63,413	63,413	60,576	55,875	100,637	407,327
Transportation agreements (7)	13,393	9,061	1,773	—	—	—	24,227
Total	$98,499	$78,967	$65,611	$235,576	$56,539	$1,016,266	$1,551,458

(1)
Operating leases include our drilling rig contracts, office rental agreements, and other wellhead equipment. Please refer to Note 15—Leases, Item 8. Financial Statements and Supplementary Data in this Annual Report for details on our operating lease commitments.

(2)
Water disposal agreements consist of contracts for transportation and disposal of produced water from our operated wells. Under the terms of these agreements, we are obligated to provide a minimum volume of produced water or else pay for any deficiencies at the prices stipulated in the contracts. The obligations reported above represent our minimum financial commitments pursuant to the terms of these contracts as of December 31, 2019. Actual expenditures under these contracts may exceed the minimum commitments presented above.

(3)
Purchase obligations include purchase agreements to buy frac sand, which is used in our well fracture stimulation process. Under the terms of these agreements, we are obligated to purchase a minimum volume of frac sand at a fixed sales price. The obligations reported above represent our minimum financial commitments pursuant to the terms of the contracts as of December 31, 2019. Actual expenditures under these contracts may exceed the minimum commitments presented above.

(4)
Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.

(5)	Long-term debt consists of the principal amounts of the Senior Notes and borrowings outstanding under our credit agreement maturing on May 4, 2023.

(6)
Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the credit agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.

(7)
Transportation agreements include various firm natural gas transportation contracts whereby we are required to deliver a minimum volume of natural gas or else pay for any deficiencies at prices stipulated in the contracts. The obligations reported above represent minimum financial commitments pursuant to the terms of these contracts. However, our expenditures under these contracts may exceed the minimum commitments presented above.

Recently Issued Accounting Standards
Please refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report for a discussion of recently issued accounting standards and their anticipated effect on our business.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these statements requires us to make certain assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as, the disclosure of contingent assets and liabilities and commitments as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, commodity prices, production performance, drilling results, mechanical problems, general business conditions, our assumptions and other factors. A summary of our significant accounting policies is detailed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report.
We have outlined certain of our accounting policies below which require the application of significant judgment by our management.
Oil and Natural Gas Reserve Quantities
We use the successful efforts method of accounting for our oil and gas producing activities. The successful efforts method inherently relies on the estimation of proved crude oil, natural gas and NGL reserves. Reserve quantities and the related estimates of future net cash flows are used as inputs in our calculation of depletion, evaluation of proved properties for impairment, assessment of expected realizability of our deferred income tax assets and calculation of the standardized measure of discounted future net cash flows.
 The process of estimating quantities of proved reserves is inherently imprecise and relies on the following: i) interpretations and judgment of available geological, geophysical, engineering and production data; ii) certain economic assumptions, some of which are mandated by the SEC, such as commodity prices; and iii) assumptions and estimates of underlying inputs such as operating expenses, capital expenditures, plug and abandonment costs and taxes. All of these assumptions may differ substantially from actual results, which could result in a significant change in the estimated reserves and future net cash flows. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2019 would increase by 4.4 MMBoe (1%) or decrease by 22.3 MMBoe (7%), respectively, and the pre-tax PV10% of our proved reserves would increase by $509.4 million (23%) or decrease by $503.1 million (23%), respectively. We continually make revisions to reserve estimates throughout the year as additional information becomes available and we make changes to depletion rates in the same period that changes to reserve estimates are made.
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
Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves. Unproved properties with individually significant acquisition costs are periodically assessed for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved properties which are not individually significant are amortized by prospect, based on our historical experience, current drilling plan, existing geological data and average lease terms. Changes in our assumptions of the estimated nonproductive portion of our undeveloped leases could result in additional impairment charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. Based on our production for the year ended December 31, 2019, our oil and gas sales for the year ended December 31, 2019 would have moved up or down $81.0 million for each 10% change in our average realized oil price per Bbl, $8.9 million for each 10% change in our average realized NGL price per Bbl, and $4.5 million for each 10% change in our average realized natural gas price per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they may partially limit our potential gains from future price increases. Our credit agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The following table summarizes the terms of the swap contracts we had in place as of December 31, 2019 and additional contracts entered into through February 20, 2020. Refer to Note 7—Derivative Instruments, Item 8. Financial Statements and Supplementary Data in this Annual Report for open derivative positions as of December 31, 2019:

	Period	Volume (Bbl)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(1)
Crude oil basis swaps	January 2020 - March 2020	273,000	3,000	$0.67
	April 2020 - June 2020	273,000	3,000	0.67
	July 2020 - September 2020	276,000	3,000	0.67
	October 2020 - December 2020	276,000	3,000	0.67

(1) These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps - Henry Hub	April 2020 - October 2020	6,420,000	30,000	$2.03

(1)	These natural gas swap contracts are settled based on NYMEX Henry Hub price as of the specified settlement date.
Changes in the fair value of derivative contracts from December 31, 2018 to December 31, 2019, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value liability of oil and gas derivative contracts outstanding as of December 31, 2018	$(4,419)
Contracts settled	5,655
Change in the futures curve of forecasted commodity prices(1)	(1,561)
Net fair value liability of oil and gas derivative contracts outstanding as of December 31, 2019	$(325)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.

A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2019 would cause a $0.1 million increase or decrease, respectively, in this fair value liability.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s credit facility interest rate is based on a LIBOR spread, which exposes us to interest rate risk if we have borrowings outstanding.
At December 31, 2019, we had $175.0 million of debt outstanding under our credit agreement, with a weighted average interest rate of 3.0%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $1.8 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $882.4 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 8. Financial Statements and Supplementary Data in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CENTENNIAL RESOURCE DEVELOPMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centennial Resource Development, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02 Leases (ASC Topic 842).
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the impact of estimated oil and gas reserves on depletion expense related to proved oil and gas properties
As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development costs are depleted on a units-of-production method, which is based on the estimated oil and gas reserves remaining. For the year ended December 31, 2019, the Company recorded depletion expense of proved oil and gas properties included in total depreciation, depletion, and amortization expense of $444.2 million. The estimation of economically recoverable proved oil and gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, operating and development cost assumptions and forecasted oil and gas prices inclusive of market differentials. The Company annually engages independent reserve engineers to estimate the proved oil and gas reserves and the Company’s internal reserve engineers quarterly update the estimates of proved oil and gas reserves.
We identified the assessment of the impact of estimated oil and gas reserves on depletion expense related to proved oil and gas reserves as a critical audit matter. There was a high degree of subjectivity in evaluating the estimate of proved oil and gas reserves, which is a significant input into the calculation of depletion as auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, operating costs, and forecasted oil and gas prices inclusive of market differentials.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate proved oil and gas reserves, including controls related to the assumptions used in the proved oil and gas reserves estimate, and to calculate depletion expense. We assessed the competence, capabilities, and objectivity of the Company’s internal reserve engineers and the independent reserve engineers engaged by the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We assessed the data used in the average of the first-day-of-the-month pricing assumptions used in the internal reserve engineers’ and the independent reserve engineers’ estimates of the proved reserves to publicly available oil and gas benchmark pricing data, calculations of historical differentials and existing contractual arrangements. We evaluated assumptions used in the internal reserve engineers’ and independent reserve engineers’ estimates regarding future operating and development costs based on historical information including assessing the nature and timing of future development costs compared to development plan. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the findings of the Company’s independent reserve engineers in order to understand the methods and assumptions used by the specialists in connection with our evaluation of the Company’s reserve estimates. We compared reserve quantity information with the corresponding information used for depletion expense and recalculated the depletion expense for compliance with regulatory standards.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 24, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Centennial Resource Development, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Denver, Colorado
February 24, 2020

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$10,223	$18,157
Accounts receivable, net	101,912	100,623
Derivative instruments	—	1,632
Prepaid and other current assets	7,994	9,777
Total current assets	120,129	130,189
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,470,903	1,680,065
Proved properties	3,962,175	2,895,280
Accumulated depreciation, depletion and amortization	(931,737)	(496,900)
Total oil and natural gas properties, net	4,501,341	4,078,445
Other property and equipment, net	14,612	8,837
Total property and equipment, net	4,515,953	4,087,282
Noncurrent assets
Operating lease right-of-use assets	11,841	—
Other noncurrent assets	40,365	42,550
TOTAL ASSETS	$4,688,288	$4,260,021

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$244,309	$240,575
Derivative instruments	325	6,051
Operating lease liabilities	9,232	—
Other current liabilities	600	1,090
Total current liabilities	254,466	247,716
Noncurrent liabilities
Long-term debt, net	1,057,389	691,630
Asset retirement obligations	16,874	13,895
Deferred income taxes	85,504	62,167
Operating lease liabilities	3,354	—
Other long-term liabilities	—	744
Total liabilities	1,417,587	1,016,152
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 280,650,341 shares issued and 275,811,346 shares outstanding at December 31, 2019 and 265,859,273 shares issued and 264,323,328 shares outstanding at December 31, 2018	28	27
Class C (Convertible): 1,034,119 and 12,003,183 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	—	1
Additional paid-in capital	2,975,756	2,833,611
Retained earnings	282,336	266,538
Total shareholders’ equity	3,258,120	3,100,177
Noncontrolling interest	12,581	143,692
Total equity	3,270,701	3,243,869
TOTAL LIABILITIES AND EQUITY	$4,688,288	$4,260,021
The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Operating revenues
Oil and gas sales	$944,330	$891,045	$429,902
Operating expenses
Lease operating expenses	145,976	83,313	41,336
Severance and ad valorem taxes	63,200	56,523	23,173
Gathering, processing and transportation expenses	72,834	57,624	34,259
Depreciation, depletion and amortization	444,243	326,462	161,628
Impairment and abandonment expense	47,245	11,136	(29)
Exploration expense	11,390	9,968	14,373
General and administrative expenses	79,156	63,304	49,882
Total operating expenses	864,044	608,330	324,622
Net gain (loss) on sale of long-lived assets	(857)	475	8,796
Income from operations	79,429	283,190	114,076

Other income (expense)
Interest expense	(55,991)	(26,358)	(5,729)
Net gain (loss) on derivative instruments	(1,561)	15,336	5,138
Other income	334	8	—
Total other income (expense)	(57,218)	(11,014)	(591)

Income before income taxes	22,211	272,176	113,485
Income tax expense	(5,797)	(59,440)	(29,930)
Net income	16,414	212,736	83,555
Less: Net income attributable to noncontrolling interest	(616)	(12,837)	(7,987)
Net income attributable to Class A Common Stock	$15,798	$199,899	$75,568

Income per share of Class A Common Stock:
Basic	$0.06	$0.76	$0.32
Diluted	$0.06	$0.75	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$16,414	$212,736	$83,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	444,243	326,462	161,628
Stock-based compensation expense	28,997	20,670	13,759
Impairment and abandonment expense	47,245	11,136	(29)
Exploratory dry hole costs	—	528	5,658
Deferred tax expense	5,797	59,440	29,930
Net (gain) loss on sale of long-lived assets	857	(475)	(8,796)
Non-cash portion of derivative (gain) loss	(4,094)	5,274	(5,805)
Amortization of debt issuance costs and discount	2,861	1,749	887
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,098)	(33,001)	(43,553)
(Increase) decrease in prepaid and other assets	(1,882)	(1,168)	(4,088)
Increase (decrease) in accounts payable and other liabilities	33,833	66,660	26,772
Net cash provided by operating activities	564,173	670,011	259,918
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(103,709)	(212,513)	(435,547)
Drilling and development capital expenditures	(855,153)	(998,242)	(574,334)
Purchases of other property and equipment	(8,857)	(6,058)	(4,921)
Proceeds from sales of oil and natural gas properties	34,730	148,149	22,496
Net cash used in investing activities	(932,989)	(1,068,664)	(992,306)
Cash flows from financing activities:
Issuance of Class A common stock	—	—	340,750
Underwriting discount and offering costs	—	—	(7,291)
Proceeds from borrowings under revolving credit facility	595,000	475,000	275,000
Repayment of borrowings under revolving credit facility	(720,000)	(175,000)	(275,000)
Proceeds from issuance of Senior Notes	496,175	—	400,000
Debt issuance costs	(7,200)	(5,157)	(9,472)
Proceeds from exercise of stock options	—	982	877
Restricted stock used for tax withholdings	(1,038)	(1,665)	(644)
Net cash provided by financing activities	362,937	294,160	724,220
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,879)	(104,493)	(8,168)
Cash, cash equivalents and restricted cash, beginning of period	21,422	125,915	134,083
Cash, cash equivalents and restricted cash, end of period	$15,543	$21,422	$125,915
The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information
Cash paid for interest	$48,905	$18,284	$4,280
Operating lease liability payments:
Cash used in operating activities	16,774	—	—
Cash used in investing activities	20,905	—	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$97,090	$119,492	$126,480
Asset retirement obligations incurred, including revisions to estimates	2,262	1,451	4,044
Right-of-use assets recognized with offsetting operating lease liabilities	34,833	—	—
Reconciliation of cash, cash equivalents and restricted cash presented in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$10,223	$18,157	$117,315
Restricted cash (1)	5,320	3,265	8,600
Total cash, cash equivalents and restricted cash	$15,543	$21,422	$125,915

(1)	Included in Prepaid and other current assets and Other noncurrent assets line items in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Series B		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	201,092	$20	19,156	$2	—	$—	104	$—	$2,364,049	$(8,929)	$2,355,142	$197,793	$2,552,935
Warrants exercised	6,236	1	—	—	—	—	—	—	(1)	—	—	—	—
Restricted stock issued	902	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(12)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(33)	—	—	—	—	—	—	—	(644)	—	(644)	—	(644)
Option exercises	58	—	—	—	—	—	—	—	877	—	877	—	877
Conversion of Series B preferred shares to Class A common stock	26,100	3	—	—	—	—	(104)	—	(3)	—	—	—	—
Sale of unregistered Class A common stock	23,500	2	—	—	—	—	—	—	340,748		340,750	—	340,750
Underwriters' discount and offering expense	—	—	—	—	—	—	—	—	(7,291)	—	(7,291)	—	(7,291)
Stock-based compensation	—	—	—	—	—	—	—	—	13,759		13,759		13,759
Change in equity due to issuance of shares by CRP	—	—	—	—	—	—	—	—	(2,682)	—	(2,682)	2,682	—
Conversion of common stock from Class C to Class A, net of tax	3,495	—	(3,495)	—	—	—	—	—	58,746	—	58,746	(38,715)	20,031
Net income	—	—	—	—	—	—	—	—	—	75,568	75,568	7,987	83,555
Balance at December 31, 2017	261,338	26	15,661	2	—	—	—	—	2,767,558	66,639	2,834,225	169,747	3,003,972
Restricted stock issued	1,030	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(136)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(91)	—	—	—	—	—	—	—	(1,665)	—	(1,665)	—	(1,665)
Option exercises	60	—	—	—	—	—	—	—	982	—	982	—	982
Stock-based compensation	—	—	—	—	—	—	—	—	20,670	—	20,670	—	20,670
Conversion of common stock from Class C to Class A, net of tax	3,658	1	(3,658)	(1)	—	—	—	—	46,066	—	46,066	(38,892)	7,174
Net income	—	—	—	—	—	—	—	—	—	199,899	199,899	12,837	212,736
Balance at December 31, 2018	265,859	27	12,003	1	—	—	—	—	2,833,611	266,538	3,100,177	143,692	3,243,869
Restricted stock issued	4,109	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(116)	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(171)	—	—	—	—	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation	—	—	—	—	—	—	—	—	28,997	—	28,997	—	28,997
Conversion of common stock from Class C to Class A, net of tax	10,969	1	(10,969)	(1)	—	—	—	—	114,186	—	114,186	(131,727)	(17,541)
Net income	—	—	—	—	—	—	—	—	—	15,798	15,798	616	16,414
Balance at December 31, 2019	280,650	$28	1,034	$—	—	$—	—	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represent third-party ownership in CRP, and it is presented as a component of equity. See Note 9—Shareholders' Equity and Noncontrolling Interest for discussion on noncontrolling interest.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. Such amounts are included in Prepaid and other current assets and Other noncurrent assets as of December 31, 2019 and December 31, 2018 in the Consolidated Balance Sheets.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had $0.1 million in allowance for doubtful accounts as of December 31, 2019 and none as of December 31, 2018.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk and Other Concentrations
Centennial is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below presents percentages by purchaser that accounted for 10% or more of the Company’s total net revenues for each year as presented:

	Year Ended December 31,
	2019	2018	2017
BP America	37%	18%	16%
ExxonMobil Oil Corporation	26%	—%	—%
Shell Trading (US) Company	11%	19%	33%
Eagleclaw Midstream Ventures, LLC	8%	12%	14%

During these periods, no other purchaser accounted for 10% or more of the Company’s net revenues. The loss of any of the Company’s major purchasers could materially and adversely affect its revenues in the short-term. However, based on the current demand for oil and natural gas and the availability of other purchasers, the Company believes that the loss of any major purchaser would not have a material adverse effect on its financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company also exposes itself to credit risk. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; and (ii) only entering into hedging arrangements with counterparties that are also participants in CRP’s credit agreement, all of which have investment-grade credit ratings.
Oil and Natural Gas Properties
The Company’s oil and natural gas producing activities are accounted for using the successful efforts method of accounting. Under the successful efforts method, the costs incurred to acquire, drill, and complete development wells are capitalized to proved properties. Exploration costs, including personnel and other internal costs, geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred. Costs of drilling exploratory wells, on the other hand, are initially capitalized but are charged to expense if the well is determined to be unsuccessful. Costs to operate, repair and maintain wells and field equipment are expensed as incurred.
The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. The Company capitalized interest of $4.1 million, $2.9 million and $1.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Proved Properties. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil, natural gas and NGLs are capitalized. All costs incurred to drill and equip successful exploratory wells, development wells, development-type stratigraphic test wells, extension wells and service wells, are capitalized. Capitalized proved property acquisition and development costs are depleted using a units-of production method based on the remaining life of proved and proved developed reserves, respectively.
Net carrying values of retired, sold or abandoned properties that constitute less than a complete unit of depreciable property are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized. Gains or losses from the disposal of complete units of depreciable property are recognized to the Consolidated Statements of Operations.
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and natural gas properties for the years ended December 31, 2019, 2018 and 2017.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unproved Properties. Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves, and they are both capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or a right in a property such as a lease, in addition to broker fees, recording fees and other similar costs related to acquiring properties. Leasehold costs are classified as unproved until proved reserves are discovered on or otherwise attributed to the property, at which time the related unproved property costs are transferred to proved oil and natural gas properties.
The Company evaluates significant unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved properties that are not individually significant are aggregated by prospect or geographically, and the portion of such costs estimated to be nonproductive prior to lease expiration is amortized over the average holding period. The estimate of what could be nonproductive is based on the Company’s historical experience or other information, including current drilling plans and existing geological data. Impairment and amortization of unproved properties are included in Impairment and abandonment expense in the Consolidated Statements of Operations.
Other Property and Equipment
Other property and equipment includes office furniture and equipment, buildings, vehicles, computer hardware and software and is recorded at cost. These assets are depreciated using the straight-line method over their estimated useful lives which range from three to twenty years. Equipment upgrades and improvements are capitalized while expenditures for maintenance and repairs are expensed as incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from the accounts and a gain or loss is recorded in the Consolidated Statements of Operations as needed.
Debt Issuance Costs and Discount
Debt issuance costs related to the Company’s revolving credit facility are included in the line item Other Noncurrent Assets in the Consolidated Balance Sheets. These costs are amortized to interest expense on a straight-line basis over the borrowing term. Issuance costs incurred in connection with the Company’s Senior Notes offerings and any related issuance discount are deferred and charged to interest expense over the term of the agreement; however, these amounts are reflected as a reduction of the related obligation in the line item Long-term debt on the Consolidated Balance Sheets.
Derivative Financial Instruments
In order to mitigate its exposure to oil and natural gas price volatility, the Company may periodically use derivative instruments, such as swaps, costless collars, basis swaps, and other similar agreements. To the extent legal right of offset exists with a counterparty, the Company reports derivative assets and liabilities on a net basis.
The Company records derivative instruments in its Consolidated Balance Sheets as either an asset or liability measured at fair value. The commodity derivative instruments are accounted for using mark-to-market accounting where all gains and losses are recognized in earnings during the period in which they are incurred. The Company’s derivatives have not been designated as hedges for accounting purposes.
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
Revenue Recognition
The Company derives revenue primarily from the sale of produced oil, natural gas, and NGLs. Revenue is recognized when a performance obligation is satisfied by transferring control of the produced oil, natural gas or NGLs to the customer. For all commodity products, the Company records revenue in the month production is delivered to the purchaser based on estimates of the amount of production delivered to the purchaser and the price the Company will receive. Payments are generally received between 30 and 90 days after the date of production. Variances between estimated sales and actual amounts received are insignificant and are recorded in the month payment is received. Refer to Note 14—Revenues for additional information.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes and provisions recorded for deferred income taxes. Deferred income tax assets and liabilities are recognized based on temporary differences resulting from: (i) net operating loss carryforwards for income tax purposes, and (ii) differences between the amounts recorded to the consolidated financial statements and the tax basis of assets and liabilities, as measured using enacted statutory tax rates in effect at the end of a period. The effect of a change in tax rates or tax laws is recognized in income during the period such changes are enacted. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized.
Stock-Based Compensation
The Company’s stock-based compensation consists of grants of restricted stock, stock options, and performance stock units to employees and directors, as well as an employee stock purchase plan which is available to eligible employees. The Company determines compensation expense related to all stock-based awards based on their estimated grant-date fair value, and such expense is recognized on a straight-line basis over the applicable service period of the award. See Note 6—Stock-Based Compensation for additional information regarding the Company’s stock-based compensation.
Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Dilutive EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average number of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. See Note 10—Earnings Per Share for additional information regarding the Company’s computation of EPS.
Segment Reporting
The Company operates in only one industry segment which is the exploration and production of oil and natural gas. All of its operations are conducted in one geographic area of the United States. All revenues are derived from customers located in the United States.
Recently Issued or Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which created Accounting Standard Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), superseding current lease requirements under ASC Topic 840, Leases. Subsequently in 2018, the FASB issued various ASUs which provide a practical expedient for the evaluation of existing land easement agreements, optionality in the adoption transition method, and additional implementation guidance. ASC Topic 842 and its related amendments apply to any entity that enters into a lease, with some specified scope exemptions. Under ASC Topic 842, a lessee should recognize in its consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset, representing its right to use the underlying asset for the lease term. While there were no major changes to lessor accounting, changes were made to align key aspects with revenue recognition guidance. ASC Topic 842 was effective for public entities for fiscal years, beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.
The standard permits retrospective application using either of the following methodologies: (i) application of the new standard at the earliest presented period or (ii) application of the new standard at the adoption date with a cumulative-effect adjustment recognized to retained earnings. The Company has adopted this guidance as of January 1, 2019 and elected to recognize a cumulative-effect adjustment at the time of adoption. The Company has elected the following practical expedients that allow an entity to carry forward historical accounting treatment relating to: (i) lease identification and classification for existing leases and (ii) existing land easements. The adoption of ASC 842 resulted in the recognition of Operating lease right-of-use assets and Operating lease liabilities in the Company’s Consolidated Balance Sheets for its existing operating leases including drilling rig contracts, office rental agreements, and other wellhead equipment. This adoption did not have a significant impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 15—Leases for additional information.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Property Acquisitions and Divestitures
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
During the fourth quarter of 2018, the Company completed several acquisitions totaling approximately 2,900 net acres, which are located adjacent to the Company’s existing acreage in Lea County, New Mexico and Reeves County, Texas for an aggregate unadjusted purchase price of $87.9 million. This value encompasses certain producing properties included in the acquisitions.
All acquisitions during 2018 were recorded as asset acquisitions under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASC 2017-11”). Accordingly, the purchase consideration for these assets has been allocated to the oil and natural gas properties based on their relative fair values measured as of the acquisition dates. After aggregate settlement statement adjustments of $0.3 million, the Company paid an aggregate purchase price of $182.3 million. On a relative fair value basis, $142.5 million was allocated to unproved properties and $39.8 million to proved properties. Transaction costs incurred and capitalized amounted to $0.2 million and mainly consisted of advisory and legal fees.
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
The GMT Acquisition was recorded as an asset acquisition under ASU 2017-01. Accordingly, the GMT purchase consideration has been allocated to the GMT oil and natural gas properties based on their relative fair values measured as of the acquisition date. After settlement statement adjustments of $0.1 million, the Company paid a net purchase price of $350.1 million. On a relative fair value basis, $296.9 million was allocated to unproved properties and $53.2 million to proved properties. Transaction costs as they relate to the GMT Acquisition mainly consist of advisory, legal and accounting fees and are capitalized as incurred, and the Company has incurred $0.5 million in transaction costs related to this acquisition.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2019	December 31, 2018
Accrued oil and gas sales receivable, net	$76,578	$66,997
Joint interest billings, net	25,136	31,658
Other	198	1,968
Accounts receivable, net	$101,912	$100,623

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2019	December 31, 2018
Accounts payable	$21,484	$55,984
Accrued capital expenditures	83,002	75,791
Revenues payable	82,539	63,399
Accrued employee compensation and benefits	12,979	9,757
Accrued interest	19,405	11,129
Accrued expenses and other	24,900	24,515
Accounts payable and accrued expenses	$244,309	$240,575

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2019	December 31, 2018
Credit Facility due 2023	$175,000	$300,000

5.375% Senior Notes due 2026	400,000	400,000
6.875% Senior Notes due 2027	500,000	—
Unamortized debt issuance costs on Senior Notes	(14,061)	(8,370)
Unamortized debt discount	(3,550)	—
Senior Notes, net	882,389	391,630

Total long-term debt, net	$1,057,389	$691,630

Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of December 31, 2019, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of December 31, 2019, the Company had $175.0 million in borrowings outstanding and $624.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
The amount available to be borrowed under the CRP’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. Borrowings under CRP’s revolving credit facility are guaranteed by certain of its subsidiaries. In connection with the credit facility’s fall 2019 semi-annual borrowing base redetermination, the borrowing base was reaffirmed at $1.2 billion and the amount of elected commitments remained at $800.0 million.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin, which ranged from 125 to 225 basis points as of December 31, 2019, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged 25 to 125 basis points as of December 31, 2019, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility. The applicable margins for the LIBOR loans and base rate loans referenced above reflect interest rate reductions that became effective on April 26, 2019 and are applicable as long as CRP’s total leverage ratio (as described below) is less than or equal to 3.0 to 1.0. If CRP’S leverage ratio exceeds 3.0 to 1.0 in the future, the original applicable margins under the credit agreement would revert to the range from 150 to 250 basis points for LIBOR loans and 50 to 150 basis points for base rate loans, in each case depending on the percentage of the borrowing base utilized. The weighted-

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average borrowing rate on the credit agreement, exclusive of unused commitment fees and the letter of credit noted above, was 3.7% and 3.8% per annum for the years ended December 31, 2019 and 2018, respectively.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of December 31, 2019 and through the filing of this Annual Report.
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Notes”) in an 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018.
The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by the Company, nor is the Company subject to the terms of the indenture governing the Senior Notes.
At any time prior to January 15, 2021 (for the 2026 Senior Notes) and April 1, 2022 (for the 2027 Senior Notes), the “Optional Redemption Dates,” CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of either series of Senior Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes) and 106.875% (for the 2027 Senior Notes) of the principal amount of the Senior Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2019 and through the filing of this Annual Report.
Upon an Event of Default (as defined in the indentures governing the Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Senior Notes may declare the Senior Notes immediately due and payable.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, a default resulting from certain events of bankruptcy or insolvency with respect to CRP, any restricted subsidiary of CRP that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Notes to become due and payable.
Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the periods presented:

(in thousands)	December 31, 2019	December 31, 2018
Asset retirement obligations, beginning of period	$13,895	$12,161
Liabilities incurred	1,393	1,535
Liabilities acquired	1,167	165
Liabilities divested and settled	(1,361)	(673)
Accretion expense	912	791
Revisions to estimated cash flows	868	(84)
Asset retirement obligations, end of period	$16,874	$13,895

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
Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of December 31, 2019, the Company had 4,962,545 shares of Class A Common Stock available for future grants. The LTIP provides for grants of stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, restricted stock, dividend equivalents, restricted stock units and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Restricted stock awards	$15,929	$9,185	$5,008
Stock option awards	9,562	9,433	8,160
Performance stock units	3,374	2,052	591
Other stock-based compensation expense(1)	132	—	—
Total stock-based compensation expense	$28,997	$20,670	$13,759

(1)
Includes expenses related to the Company’s Employees Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
The following table provides a summary of the restricted stock activity during the year ended December 31, 2019:

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2018	1,535,945	$17.88
Granted	4,109,148	6.59
Vested	(690,084)	17.46
Forfeited	(116,013)	11.39
Unvested balance as of December 31, 2019	4,838,996	8.51

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock awards is based on the market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $6.59, $18.11 and $17.33 per share for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of restricted stock awards that vested for the years ended December 31, 2019, 2018 and 2017 was $12.0 million, $6.6 million and $2.7 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of December 31, 2019 was $32.0 million, which the Company expects to recognize over a weighted average period of 2.2 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing price of the Company’s Class A Common Stock as reported by NASDAQ on the date of grant.
Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. The Company estimates the fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the weighted average volatility of the Company and an identified set of comparable companies. Expected term is based on the simplified method and is estimated as the mid-point between the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury yield curve rates in effect at the grant date for its risk-free interest rates.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded for the periods presented:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share	$4.32	$8.58	$7.15
Expected term (in years)	6	6	6
Expected stock volatility	47%	42%	38%
Dividend yield	—	—	—
Risk-free interest rate	2.2%	2.7%	2.0%

The following table provides information about stock option awards outstanding during the year ended December 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,559,334	$16.55
Granted	346,500	9.24
Exercised	—	—
Forfeited	(103,670)	17.76
Expired	(37,997)	17.80
Outstanding as of December 31, 2019	4,764,167	15.99	7.3	$11
Exercisable as of December 31, 2019	3,530,630	16.00	7.0	$—

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of stock options that vested during the years ended December 31, 2019, 2018 and 2017 was $10.2 million, $8.8 million and $4.9 million, respectively. The intrinsic value of stock options exercised was approximately $0.2 million for both the years ended December 31, 2018 and 2017. There were no stock options exercised during the year ended December 31, 2019. As of December 31, 2019, there was $4.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.6 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. The market-based conditions must be met in order for the stock awards to vest, and it is, therefore, possible that no shares could vest. However, the Company recognizes compensation expense for the performance stock units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.
The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.
The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the periods presented:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value per unit	$6.68	$22.35	$21.53
Number of simulations	1,000,000	1,000,000	1,000,000
Expected stock volatility	52.3%	40.2%	41.6%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.8%	2.8%	1.5%

The following table provides information about performance stock units outstanding during the year ended December 31, 2019:

	Awards	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2018	386,459	$21.94
Granted	486,213	6.68
Vested	—	—
Forfeited	—	—
Unvested balance as of December 31, 2019	872,672	13.44

As of December 31, 2019, there was $5.7 million of unrecognized compensation cost related to unvested performance stock units, which the Company expects to recognize on a pro rata basis over a weighted average period of 1.9 years

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Derivative Instruments
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
The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of December 31, 2019:

	Period	Volume (Bbl)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl) (1)
Crude oil basis swaps	January 2020 - March 2020	273,000	3,000	$0.67
	April 2020 - June 2020	273,000	3,000	0.67
	July 2020 - September 2020	276,000	3,000	0.67
	October 2020 - December 2020	276,000	3,000	0.67

(1)	These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.
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
The following table presents the impact of the Company’s derivative instruments on its Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net gain (loss) on derivative instruments	$(1,561)	$15,336	$5,138

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset (1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2019
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	$325	$—	$325

		December 31, 2018
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$7,708	$(6,076)	$1,632
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	$12,127	$(6,076)	$6,051

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset of derivative assets against derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2019
Total assets	$—	$—	$—
Total liabilities	—	325	—
December 31, 2018
Total assets	$—	$1,632	$—
Total liabilities	—	6,051	—

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
Derivatives
The Company uses Level 2 inputs to measure the fair value of its oil and natural gas commodity derivatives. The Company uses industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied market volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations. Refer to Note 7—Derivative Instruments for details of the gross and net derivative assets, liabilities and offset amounts as presented in the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
The fair value measurements of assets acquired and liabilities assumed are measured on a nonrecurring basis on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation. Refer to Note 2—Property Acquisitions and Divestitures for additional information on the fair value of assets acquired.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s Senior Notes and borrowings under its credit agreement are recorded at cost. The following table summarizes the fair values and carrying values of these instruments as of December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair value
Credit facility due 2023(1)	$175,000	$175,000	$300,000	$300,000
5.375% Senior Notes due 2026(2)	392,623	394,480	391,630	372,000
6.875% Senior Notes due 2027(2)	489,766	520,000

(1)
The carrying values of the amounts outstanding under CRP’s credit agreement approximate fair value because its variable interest rates are tied to current market rates, and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

(2)
The Senior Notes’ carrying values include associated unamortized debt issuance costs and any discounts. The Senior Notes’ fair values were determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy.

Note 9—Shareholders' Equity and Noncontrolling Interest
During 2019, the legacy owners of CRP (the “Centennial Contributors”) exchanged 10,969,064 of their CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock. A tax loss of $17.5 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with this exchange.
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
Unless specified in the Charter (including any certificate of designation of preferred stock) or Bylaws, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by the Company’s stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors (subject to the right of the holder of the Company’s Series A Preferred Stock to nominate and elect one director). Subject to the rights of the holders of any outstanding series of preferred stock, the Company’s stockholders are entitled to receive ratable dividends when and if declared by the board of directors out of funds legally available therefor.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock having preference, if any, over the Class A Common Stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Class A Common Stock.
Class C Common Stock
The Company had 1,034,119 shares of Class C Common Stock outstanding as of December 31, 2019, which represent the remaining portion of the 20,000,000 shares of Class C Common Stock issued to the Centennial Contributors in connection with the Business Combination that have not been redeemed or exchanged as of such date.
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
Shares of Class C Common Stock may be issued only to the Centennial Contributors, their respective successors and assigns, as well as any permitted transferees of the Centennial Contributors. A holder of Class C Common Stock may transfer shares of Class C Common Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s CRP Common Units to such transferee. Holders of Class C Common Stock generally have the right to cause CRP to redeem all or a portion of their CRP Common Units in exchange for shares of the Company’s Class A Common Stock or, at CRP’s option, an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such CRP Common Units in lieu of such a redemption by CRP. Upon the future redemption or exchange of CRP Common Units held by a Centennial Contributor, a corresponding number of shares of Class C Common Stock will be canceled.
Preferred Stock
As of December 31, 2019 and 2018, the Company had one share of Series A Preferred Stock outstanding which was issued to Centennial Resource Development, LLC (“CRD”) in connection with the Business Combination. NGP X US Holdings, L.P. (“NGP”), as the current holder of the Series A Preferred Stock, is not entitled to any dividends from the Company, but is entitled to preferred distributions in liquidation in the amount of $0.0001 per share of Series A Preferred Stock and has a limited voting right as described below. The Series A Preferred Stock is redeemable by the Company (i) at such time as NGP and its affiliates cease to own, in the aggregate, at least 5,000,000 CRP Common Units and/or shares of Class A Common Stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and other similar transactions), (ii) at any time at NGP’s option or (iii) upon a breach by NGP of the transfer restrictions relating to the Series A Preferred Stock. In addition, for so long as the Series A Preferred Stock remains outstanding, NGP will be entitled to nominate one director for election to the Company’s board of directors in connection with any vote of the Company’s stockholders for the election of directors, and the vote of NGP will be the only vote required to elect such nominee to the Company’s board of directors. NGP has declined to exercise its right to nominate and elect a director since May 2019, when the director previously nominated and elected by NGP resigned.
Warrants
The Company’s Public Warrants were originally issued in connection with the initial public offering of units of Silver Run Acquisition Corporation. On March 1, 2017, the Company delivered a notice of redemption to all holders of its Public Warrants announcing its intention to redeem any Public Warrants that remained unexercised and outstanding after March 31, 2017 for $0.01 per Public Warrant. All of the Company’s Public Warrants have been either exercised for shares of Class A Common Stock or redeemed for $0.01 per Public Warrant. As a result of all such Warrants exercised in 2017, the Company issued in aggregate 6,235,790 shares of Class A common stock to holders of Public Warrants.
As of December 31, 2019, 8,000,000 Private Placement Warrants remained outstanding. Private Placement Warrants are non-redeemable so long as they are held by Riverstone or its permitted transferees. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. The warrants became exercisable on March 1, 2017 and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interest
The noncontrolling interest relates to CRP Common Units that were issued to the Centennial Contributors in connection with the Business Combination. At the date of the Business Combination, the noncontrolling interest held 10.9% of the ownership in CRP. The noncontrolling interest percentage is affected by various equity transactions such as CRP Common Unit and Class C Common Stock exchanges and Class A Common Stock activities.
As of December 31, 2017, the noncontrolling interest ownership of CRP decreased to 5.7%. The decrease was the result of Class A Common Stock issuance in May and the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock in November as discussed in preceding sections above.
As of December 31, 2019 and December 31, 2018, the noncontrolling interest ownership of CRP decreased to 0.37% and 4.3%, respectively. The decreases were mainly the result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock.
The Company has consolidated the financial position, results of operations and cash flows of CRP and reflected that portion retained by other holders of CRP Common Units as a noncontrolling interest. Refer to the Consolidated Statements of Shareholders’ Equity for a summary of the activity attributable to the noncontrolling interest during the periods.
Note 10—Earnings Per Share
Basic EPS is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Dilutive EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average number of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested restricted stock and performance stock units, outstanding stock options, withholding amounts from employee stock purchase plan and warrants using the treasury stock method, and (ii) the Company’s Class C common stock using the “if-converted” method, which is net of tax. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share.
The two-class method of computing earnings per share is required for entities that have participating securities. The two-class method is an earnings allocation formula that determines earnings per share for participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.
Shares of the Company’s unvested restricted stock and performance stock units are eligible to receive dividends; however, dividend rights will be forfeited if the award does not vest. Accordingly, these shares are not considered participating securities. Shares of the Company’s Class C Common Stock and warrants do not share in earnings or losses and are therefore not participating securities. All of the Company’s shares of Series B Preferred Stock were converted into shares of Class A Common Stock on May 25, 2017 in accordance with their terms. As such, the Company no longer has any participating securities as of December 31, 2017 and thereafter.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income attributable to Class A Common Stock	$15,798	$199,899	$75,568
Add: Income from conversion of Class C Common Stock	328	—	—
Adjusted net income attributable to Class A Common Stock	$16,126	$199,899	$75,568

Basic net earnings per share of Class A Common Stock	$0.06	$0.76	$0.32
Diluted net earnings per share of Class A Common Stock	$0.06	$0.75	$0.32

Basic weighted average shares of Class A Common Stock outstanding	267,700	263,341	235,447
Add: Dilutive effects of conversion of Class C Common Stock	8,869	—	—
Add: Dilutive effects of potential common stock	63	3,514	4,307
Diluted weighted average shares of Class A Common Stock outstanding	276,632	266,855	239,754

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents shares were excluded from the diluted earnings per share calculation as their impacts were anti-dilutive for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Out-of-the-money stock options	4,706	818	819
Restricted stock	2,895	—	—
Performance stock units	—	39	—
Employee Stock Purchase Plan	22	—	—
Weighted average shares of Class C Common Stock	—	12,791	18,629
Warrants	8,000	—	—

Note 11—Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of CRP, as well as any stand-alone income or loss generated by the Company. CRP is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CRP is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by CRP is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis.
Income tax expenses and benefits included in the Consolidated Statements of Operations are detailed below:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Current taxes
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred taxes
Federal	(5,396)	(56,365)	(26,713)
State	(401)	(3,075)	(3,217)
	(5,797)	(59,440)	(29,930)

Income tax benefit (expense)	$(5,797)	$(59,440)	$(29,930)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21% in 2019 and 2018 and 35% in 2017, to the income tax expense from continuing operations provided for the periods presented, is as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Income tax expense at the federal statutory rate	$(4,646)	$(57,157)	$(39,720)
State income tax expense - net of federal income tax benefits	(401)	(3,075)	(2,788)
Change in Federal tax rate (net of state benefit)	—	—	4,425
Noncontrolling interest in partnership	129	2,696	2,795
Equity based compensation	(780)	(1,825)	241
Nondeductible expenses	(99)	(79)	(31)
Change in valuation allowance	—	—	5,148
Income tax benefit (expense)	$(5,797)	$(59,440)	$(29,930)

The change in the Federal tax rate was due to the passage of Public Law No. 115-97, commonly referred to as the Jobs Act, which was enacted on December 22, 2017. The passage of this legislation resulted in the Company generating a deferred tax benefit primarily due to the reduction in the U.S. statutory rate from 35% to 21%.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$88,043	$87,196
Capitalized intangible drilling cost	100,307	29,159
Interest expense	18,722	6,023
Equity-based compensation	8,284	3,366
Other assets	295	282
Total deferred tax assets	215,651	126,026
Deferred tax liabilities:
Investment in CRP	(301,155)	(188,193)

Net deferred tax asset (liability)	$(85,504)	$(62,167)

In connection with the conversion of shares from a noncontrolling interest owner, a tax loss was recorded in equity of $17.5 million in 2019 and a tax benefit was recorded in equity of $7.2 million and $20.0 million, respectively, for 2018 and 2017.
As of December 31, 2019, the Company had approximately $417.4 million and $78.2 million of U.S. federal and state net operating loss carryovers, respectively, which expire variously from 2035 to 2038.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including interest limitations and net operating loss carry forwards. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. Based on when the Company expects existing taxable differences to be realized, management determined that sufficient positive evidence exists as of December 31, 2019 to conclude that it is more-likely-than-not that the remaining deferred tax assets will be realized prior to their expiration.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2019 and 2018, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2019, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2016 through 2019.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Transactions with Related Parties
Riverstone and its affiliates beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company obtains services related to its drilling and completion activities as well as gas marketing and processing from affiliates of Riverstone from time to time. The Company believes that the terms of these arrangements are no less favorable to either party than those held with unaffiliated parties. The following table summarizes the costs incurred and revenues recognized from such arrangements as presented in the Consolidated Statements of Operations for the periods indicated, as well as the related net receivables or payables outstanding as of the balance sheet dates:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Lucid Energy Delaware, LLC (“Lucid”)
Oil and gas sales	$3,559	$3,946	$—
Gathering, processing and transportation expenses	2,642	792	—
Liberty Oilfield Services, LLC
Cost of goods/services provided(1)	$—	$—	$72,551

(1) The costs incurred for such drilling and completion activities are either included in natural gas properties in the Consolidated Balance Sheet or as lease operating expense in the Consolidated Statements of Operations.

(in thousands)	December 31, 2019	December 31, 2018
Accounts receivable, net(1)	$91	$325

(1) The receivables relate to amounts due from Lucid and are presented net of unpaid processing fees incurred as of the indicated period end date.
Note 13—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments with commitments that have initial or remaining non-cancelable contractual terms in excess of one year as of December 31, 2019:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Water disposal agreements	$2,237	$100	$—	$—	$—	$—	$2,337
Purchase obligations	9,302	3,360	—	—	—	—	12,662
Transportation agreements	13,393	9,061	1,773	—	—	—	24,227
Total	$24,932	$12,521	$1,773	$—	$—	$—	$39,226

Water Disposal Agreement
The Company has entered into agreements for the transportation and disposal of produced water from a portion of its operated wells. Under the terms of these agreements, Centennial is obligated to provide a minimum volume of produced water or else pay for any deficiencies at the prices stipulated in the contract. The obligations reported above represent the minimum financial commitment pursuant to the terms of the contracts as of December 31, 2019. Actual expenditures under these contracts may exceed the minimum commitments presented above. The Company recognized water disposal costs of $2.6 million, $2.2 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to its water disposal agreements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
The Company has purchase agreements to buy frac sand, which is used in its well fracture stimulation process. Under the terms of these agreements, Centennial is obligated to purchase a minimum volume of frac sand at a fixed sales price. The obligations included in the table above represent the minimum financial commitments pursuant to the terms of the contracts as of December 31, 2019. Actual expenditures under these contracts may exceed the minimum commitments presented above. Pursuant to the terms of one of the frac sand purchase agreements, the Company paid $13.2 million during the year ended December 31, 2017 as a pre-payment for advanced purchases of frac sand of which $5.2 million, $4.6 million and $1.6 million were capitalized as incurred in 2019, 2018 and 2017, respectively. Additionally, the Company paid $24.8 million and $9.7 million for the years ended December 31, 2019 and 2018, respectively, under these contracts, which was capitalized as incurred during the periods.
Transportation and Gathering Agreements
The Company has various natural gas transportation and gathering agreements whereby it is required to deliver specified quantities over the contractual term as summarized below or else pay any volume deficiencies. These delivery commitments are tied to the Company’s natural gas production; however, the Company is not required to deliver oil or gas specifically produced from any of the Company’s properties under these agreements. The obligations reported above represent the gross minimum financial commitments pursuant to the terms of these agreements as of December 31, 2019 but exclude potential financial obligations related to an agreement that has variable pricing components as the future obligation cannot be determined. Actual expenditures under these contracts may exceed the minimum commitment amounts presented above. The Company paid transportation and gathering costs of $12.8 million, $3.7 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to these agreements.
The following table summarizes the natural gas volumes the Company is required to deliver by period under these agreements:

Period	Total Volume Commitments (MMBtu)(1)	Daily Volume Commitments (MMBtu/d)(1)
January 2020 - December 2020	114,111,400	311,800
January 2021 - December 2021	101,269,000	277,400
January 2022 - October 2022	19,700,000	64,800
Total	235,080,400

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

Delivery Commitments
In August 2018, the Company entered into two firm crude oil sales agreements with large integrated oil companies. Utilizing these companies’ transport capacity out of the Permian Basin, the agreements provide for firm gross sales ranging from approximately 30,000 to 105,000 Bbls/d in aggregate over six years beginning in 2019. These sales agreements only require the Company to physically deliver 30,000 Bbls/d of the aforementioned volumes of crude oil during the contractual years 2020 through 2024, which if not met, would result in a financial obligation. Failure to deliver the remainder of the committed volumes of crude oil under these agreements could result in a reduction of future contractual volumes at the purchaser’s discretion in accordance with the terms of the agreements.
The Company has firm gas sales agreements that provide for firm gross sales ranging from approximately 40,000 to 100,000 MMBtu/d in aggregate over four years beginning 2019. These sales agreements do not require the Company to physically deliver the aforementioned volumes of natural gas over the contractual terms of the agreements. However, if the firm commitments are not met and the purchaser incurs financial damages, the Company may be required to pay for differences between the contracted prices and current market prices for replacement volumes bought by the purchaser and the purchaser may also require the Company to provide additional financial guaranty in accordance with the terms of the agreements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Lease Commitments
Refer to Note 15—Leases for details on the Company’s operating lease agreements.
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
Note 14—Revenues
Revenue from Contracts with Customers
Crude oil, natural gas and NGL sales are recognized at the point control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized price of oil, natural gas, and NGLs fluctuates to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.
Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	Year Ended December 31,
	2019	2018	2017
Operating revenues (in thousands):
Oil sales	$810,655	$709,813	$336,931
Natural gas sales	44,556	62,325	48,868
NGL sales	89,119	118,907	44,103
Oil and gas sales	$944,330	$891,045	$429,902

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Consolidated Balance Sheets. As of December 31, 2019 and December 31, 2018, such receivable balances were $76.6 million and $67.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2019 and 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 15—Leases
Lease Commitments (ASC Topic 842)
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
Currently, the Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of December 31, 2019, these leases have remaining lease terms ranging from two months to two years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated for each lease using a risk-free interest rate adjusted for the Company’s specific risk and the specific lease term. The table below summarizes the Company’s discount rate and remaining lease term as of the period presented.

As of December 31, 2019
Weighted-average discount rate	4.56%
Weighted-average remaining lease term (years)	1.29

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred and include operating expenses related to the office rental agreements and expenses incurred on the drilling rig contracts in excess of the contractual rate. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the components of the Company’s lease expenses for the period presented.

(in thousands)	Year Ended December 31, 2019
Lease costs(1)
Operating lease cost	$37,679
Variable lease cost	3,566
Short-term lease cost	67,493
Total Lease Cost	$108,738

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

Maturities of the Company’s long-term operating lease liabilities by for the year ended December 31, 2019 are as follows:

(in thousands)	Total(2)
2020	$9,573
2021	3,033
2022	425
Total lease payments	13,031
Less: imputed interest	(445)
Present value of lease liabilities (1)	$12,586

(1)
Of the total present value of lease liabilities, $9.2 million was recorded to current Operating lease liabilities and $3.4 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of December 31, 2019.

(2)	Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
Lease Commitments (ASC Topic 840)
The following is a schedule of the Company’s future contractual payments for operating leases under the scope of ASC 840 that had initial contractual terms greater than one year as of December 31, 2018:

(in thousands)	Drilling Rigs	Office Leases
2019	$43,036	$3,057
2020	4,124	2,830
2021	—	2,761
2022	—	404
Total lease payments	$47,160	$9,052

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent events
On February 24, 2020, the Company entered into a purchase and sale agreement to sell its water disposal assets for a base sale price of approximately $150 million in cash at closing with up to an additional $75 million in deferred incentive payments based on future drilling activity (all amounts are subject to post-closing adjustments). The water disposal assets include certain saltwater disposal wells and the associated water infrastructure located in Reeves and Ward counties in Texas. The closing of the sale is expected to occur at the end of the first quarter of 2020, and the Company does not expect this divestiture to result in a gain or loss on sale.
Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(in thousands)	December 31, 2019	December 31, 2018
Proved properties	$3,962,175	$2,895,280
Unproved properties	1,470,903	1,680,065
Total proved and unproved properties	5,433,078	4,575,345
Accumulated depreciation, depletion and amortization	(931,737)	(496,900)
Net capitalized costs	$4,501,341	$4,078,445
Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2019	2018	2017
Acquisition costs:
Proved properties	$3,437	$39,731	$54,550
Unproved properties	81,602	173,519	350,567
Advances for unproved properties(1)	18,345	—	—
Development costs	875,911	933,639	585,866
Exploration costs	11,390	9,968	21,542
Total	$990,685	$1,156,857	$1,012,525

(1)
Advances for unproved properties represent amounts paid to a third-party broker to acquire approximately 24,000 net leasehold acres on the Company’s behalf in the Permian Basin. Accordingly, these leasehold acres are not included in the Company’s total leasehold acreage disclosed in Acreage, Item 2. Business and Properties in this Annual Report. This prepaid amount is included in Other noncurrent assets line item on the Consolidated Balance Sheet as of December 31, 2019.

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2019, 2018 and 2017 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2019, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)(1)
Total proved reserves:
Balance - December 31, 2016	46,466	148,344	11,770	82,959
Extensions and discoveries	47,870	174,458	17,465	94,411
Revisions to previous estimates	10,751	16,154	3,114	16,556
Purchases of reserves in place	3,211	6,822	435	4,784
Divestitures of reserves in place	(371)	(812)	(120)	(626)
Production	(6,994)	(17,754)	(1,678)	(11,630)
Balance - December 31, 2017	100,933	327,212	30,986	186,454
Extensions and discoveries	64,159	179,052	23,937	117,938
Revisions to previous estimates	(12,429)	(74,781)	770	(24,123)
Purchases of reserves in place	3,573	7,455	1,012	5,827
Divestitures of reserves in place	(791)	(4,379)	(455)	(1,975)
Production	(12,679)	(31,707)	(4,332)	(22,295)
Balance - December 31, 2018	142,766	402,852	51,918	261,826
Extensions and discoveries	33,093	76,820	10,527	56,424
Revisions to previous estimates	(9,845)	64,558	10,047	10,959
Purchases of reserves in place	9	209	30	74
Divestitures of reserves in place	(282)	(306)	(46)	(378)
Production	(15,582)	(41,703)	(5,234)	(27,766)
Balance - December 31, 2019	150,159	502,430	67,242	301,139

Proved developed reserves:
December 31, 2017	41,786	126,065	12,133	74,929
December 31, 2018	63,317	180,542	23,093	116,500
December 31, 2019	74,842	237,791	32,743	147,216

Proved undeveloped reserves:
December 31, 2017	59,147	201,147	18,853	111,525
December 31, 2018	79,449	222,310	28,825	145,326
December 31, 2019	75,317	264,639	34,499	153,923

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Notable changes in proved reserves for the year ended December 31, 2019 included the following:

•
Extensions and discoveries. In 2019, 56.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 30.5 MMBoe for new PUD locations; and ii) 25.9 MMBoe for unproved locations that were successfully converted to new PDP wells during the period. These additions resulted from the Company’s effective drilling program throughout the year, which added locations primarily in the Upper Wolfcamp A formation in the Company’s Texas position and also in the 2nd Bone Spring formations in the Company’s New Mexico acreage.

•
Revisions to previous estimates. In 2019, revisions to previous estimates of 11.0 MMBoe consisted of 27.5 MMBoe of upward revisions primarily related to well performance revisions to reflect higher gas and NGL yields on older wells, which in turn increased total estimated ultimate recovery (“EURs”) for most proved developed and PUD locations. These positive revisions were partially offset by 16.5 MMBoe of negative revisions, of which 10.1 MMBoe related to downward pricing adjustments due to lower average commodity prices for oil, gas and NGLs for the year ended December 31, 2019. The remainder of the downward revisions related to PUD locations that were reclassified to unproven reserves due to them no longer being a part of the Company’s active development program.

Notable changes in proved reserves for the year ended December 31, 2018 included the following:

•
Extensions and discoveries. In 2018, total extensions and discoveries of 117.9 MMBoe were primarily attributable to increased drilling activity as a result of the Company’s seven-rig drilling program effective throughout the year. These additions include 90.0 MMBoe related to new PUD locations, primarily in the Upper Wolfcamp A, and 27.9 MMBoe for the conversion of unproved locations to PDP wells.

•
Revisions to previous estimates. In 2018, revisions to previous estimates were 24.1 MMBoe and mainly consist of negative revisions to PUD locations of 20.3 MMBoe. Of these PUD revisions, the majority related to locations that were reclassified to unproven reserves due to them no longer being a part of the Company’s active development program. In addition, 1.4 MMBoe of reserves were removed for locations no longer expected to be developed within five years of their initial recording in accordance with SEC rules.

•	Purchases of reserves in place. In 2018, purchases of reserves of 5.8 MMBoe was primarily attributable to asset acquisitions discussed in Note 2—Property Acquisitions and Divestitures.
Notable changes in proved reserves for the year ended December 31, 2017 included the following:

•
Extensions and discoveries. In 2017, total extensions and discoveries of 94.4 MMBoe were primarily attributable to increased drilling activity as a result of the Company’s six-rig drilling program effective throughout the year. These additions include 66.6 MMBoe related to new PUD locations and 27.8 MMBoe for the conversion of unproved locations to PDP wells primarily in the Upper Wolfcamp A zone.

•
Revisions to previous estimates. In 2017, revisions to previous estimates of 16.6 MMBoe were composed of positive revisions of 26.4 MMBoe primarily relating to adjustments to PUD well locations scheduled to be drilled at longer lateral lengths as well as additional positive performance revisions attributable to more wells drilled with longer lateral lengths in 2017. These positive revisions were partially offset by 9.8 MMBoe of negative revisions associated with PUD reclassification to unproven reserves as they are no longer expected to be developed within the five years of their initial recording in accordance with SEC rules.

•
Purchases of reserves in place. In 2017, purchases of reserves of 4.8 MMBoe was primarily attributable to the GMT Acquisition in June. Refer to Note 2—Property Acquisitions and Divestitures for further details.

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (the “Standardized Measure”). Future cash inflows as of December 31, 2019, 2018 and 2017 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2019, 2018 and 2017, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.
Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves.

Future net cash flows are discounted at a rate of 10% annually to derive the Standardized Measure. This calculation does not necessarily result in an estimate of the fair value of the Company’s oil and gas properties.
The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Future cash inflows	$9,616,702	$10,989,064	$6,586,516
Future development costs	(1,410,494)	(1,548,551)	(880,767)
Future production costs	(3,943,766)	(3,313,981)	(2,233,266)
Future income tax expenses	(391,168)	(1,027,976)	(542,587)
Future net cash flows	3,871,274	5,098,556	2,929,896
10% discount to reflect timing of cash flows	(1,808,902)	(2,618,705)	(1,426,570)
Standardized measure of discounted future net cash flows	$2,062,372	$2,479,851	$1,503,326
The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Standardized measure of discounted future net cash flows, beginning of period	$2,479,851	$1,503,326	$375,092
Sales of oil, natural gas and NGLs, net of production costs	(662,319)	(693,585)	(331,134)
Purchase of minerals in place	154	61,137	56,658
Divestiture of minerals in place	(5,593)	(17,516)	(4,607)
Extensions and discoveries, net of future development costs	526,083	1,213,206	842,756
Previously estimated development costs incurred during the period	380,376	380,452	139,246
Net change in prices and production costs	(1,395,537)	532,702	281,026
Change in estimated future development costs	15,056	(145,048)	(60,301)
Revisions of previous quantity estimates	47,226	(155,943)	253,399
Accretion of discount	297,946	174,806	42,753
Net change in income taxes	364,089	(254,873)	(156,574)
Net change in timing of production and other	15,040	(118,813)	65,012
Standardized measure of discounted future net cash flows, end of period	$2,062,372	$2,479,851	$1,503,326
Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality, and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2019	2018	2017
Oil (per Bbl)	$52.62	$58.71	$48.43
Gas (per Mcf)	0.87	2.45	2.74
NGLs (per Bbl)	18.99	31.20	25.92

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2019
Operating revenues	$214,569	$244,239	$229,130	$256,392
Operating expenses	209,462	207,142	217,766	229,674
Income from operations(1)	5,105	37,106	11,342	25,876
Other income (expense)(1)	(15,905)	(12,176)	(13,662)	(15,475)
Income tax (expense) benefit	2,263	(5,928)	(1,393)	(739)
Net income (loss) attributable to Class A Common Stock	(8,112)	17,877	(3,585)	9,618
Income (loss) per share of Class A Common Stock:
Basic	$(0.03)	$0.07	$(0.01)	$0.03
Diluted	(0.03)	0.07	(0.01)	0.03

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2018
Operating revenues	$215,898	$217,763	$234,880	$222,504
Operating expenses	128,031	141,092	165,514	173,693
Income from operations(1)	87,882	76,530	69,418	49,360
Other income (expense)(1)	2,027	10,892	(16,092)	(7,841)
Income tax expense	(19,137)	(19,940)	(11,652)	(8,711)
Net income attributable to Class A Common Stock	66,090	63,541	39,288	30,980
Income per share of Class A Common Stock:
Basic	$0.25	$0.24	$0.15	$0.12
Diluted	0.25	0.24	0.15	0.12

(1) Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2019.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2019, which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this item will be set forth in our definitive proxy statement for the 2020 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2019 and 2018	65
	Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	66
	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	67
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017	69
	Notes to Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017	70
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
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

3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
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

4.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).
4.5*	Description of Registrant’s Common Stock
4.6
Indenture, dated as of November 30, 2017, by and among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2017).

4.7
Indenture, dated as of March 15, 2019, by and amount Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on March 18, 2019).

10.1
Amended and Restated Registration Rights Agreement among the Registrant and certain stockholders (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.2	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-209140) filed with the SEC on January 27, 2016).
10.3
Second Amended and Restated Credit Agreement, dated as of May 4, 2018, among Centennial Resource Production, LLC, as borrower, and JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2018).

10.4
Purchase and Sale Agreement, dated as of August 2, 2018, by and between Centennial Resource Production, LLC and BP Products North America Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.5
Crude Oil Purchase and Sale Agreement, dated as of August 31, 2018, by and between Centennial Resource Production, LLC and ExxonMobil Oil Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.6#	Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).
10.7#
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

10.12#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2019).

10.13#
Centennial Resource Development, Inc. Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 4, 2019).

10.14#
Centennial Resource Development, Inc. Second Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2019).

10.15#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
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

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2018 (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2019).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2019.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Signature	Title	Date

/s/ MARK G. PAPA
Mark G. Papa	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2020

/s/ GEORGE S. GLYPHIS
George S. Glyphis	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 24, 2020

/s/ BRENT P. JENSEN
Brent P. Jensen	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2020

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 24, 2020

/s/ KARL E. BANDTEL
Karl E. Bandtel	Director	February 24, 2020

/s/ MATTHEW G. HYDE
Matthew G. Hyde	Director	February 24, 2020

/s/ PIERRE F. LAPEYRE, JR.
Pierre F. Lapeyre, Jr.	Director	February 24, 2020

/s/ DAVID M. LEUSCHEN
David M. Leuschen	Director	February 24, 2020

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 24, 2020

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 24, 2020

/s/ STEVEN J. SHAPIRO
Steven J. Shapiro	Director	February 24, 2020