Form 10-Q
period 2020-03-31
Centennial Resource Development, Inc.
filed 2020-05-04
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2020, there were 277,082,141 shares of Class A Common Stock, par value $0.0001 per share outstanding.

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
Centennial Contributors. The legacy owners of CRP, who sold approximately 89% of the outstanding membership interests in CRP to the Company in connection with the Business Combination. As of March 31,2020, the Centennial Contributors’ ownership interest in CRP was approximately 0.4%.
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
Riverstone. Riverstone Investment Group LLC and its affiliates, including Silver Run Sponsor, LLC, a Delaware limited liability company, collectively.
Voting common stock. Our Class A Common Stock and Class C Common Stock.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
Forward-looking statements may include statements about:

•
volatility of oil, natural gas and NGL prices or a prolonged period of low oil, natural gas or NGL prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil;

•	the effects of excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the actions by certain oil and natural gas producing countries;

•	our business strategy and future drilling plans;

•	our reserves and our ability to replace the reserves we produce through drilling and property acquisitions;

•	our drilling prospects, inventories, projects and programs;

•	our financial strategy, liquidity and capital required for our development program;

•	our realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our hedging strategy and results;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	the marketing and transportation of our oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	cost of developing our properties;

•	our anticipated rate of return;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results; and

•	our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
You should not place undue reliance on these forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to those risks described under “Item 1A. Risk Factors” in this Quarterly Report and in our 2019 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$3,841	$10,223
Accounts receivable, net	62,892	101,912
Prepaid and other current assets	6,997	7,994
Total current assets	73,730	120,129
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,350,287	1,470,903
Proved properties	4,238,784	3,962,175
Accumulated depreciation, depletion and amortization	(1,623,671)	(931,737)
Total oil and natural gas properties, net	3,965,400	4,501,341
Other property and equipment, net	14,240	14,612
Total property and equipment, net	3,979,640	4,515,953
Noncurrent assets
Operating lease right-of-use assets	8,333	11,841
Other noncurrent assets	44,547	40,365
TOTAL ASSETS	$4,106,250	$4,688,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$223,651	$244,309
Derivative instruments	8,777	325
Operating lease liabilities	6,440	9,232
Other current liabilities	177	600
Total current liabilities	239,045	254,466
Noncurrent liabilities
Long-term debt, net	1,117,919	1,057,389
Asset retirement obligations	17,651	16,874
Deferred income taxes	2,296	85,504
Operating lease liabilities	2,552	3,354
Total liabilities	1,379,463	1,417,587
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 281,530,821 shares issued and 276,037,796 shares outstanding at March 31, 2020 and 280,650,341 shares issued and 275,811,346 shares outstanding at December 31, 2019	28	28
Class C (Convertible): 1,034,119 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Additional paid-in capital	2,982,187	2,975,756
Retained earnings (accumulated deficit)	(265,647)	282,336
Total shareholders’ equity	2,716,568	3,258,120
Noncontrolling interest	10,219	12,581
Total equity	2,726,787	3,270,701
TOTAL LIABILITIES AND EQUITY	$4,106,250	$4,688,288
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Operating revenues
Oil and gas sales	$192,769	$214,569
Operating expenses
Lease operating expenses	32,639	29,862
Severance and ad valorem taxes	16,573	16,120
Gathering, processing and transportation expenses	16,939	15,024
Depreciation, depletion and amortization	101,258	96,558
Impairment and abandonment expense	611,300	31,264
Exploration expense	4,009	2,516
General and administrative expenses	18,870	18,118
Total operating expenses	801,588	209,462
Net gain (loss) on sale of long-lived assets	245	(2)
Income (loss) from operations	(608,574)	5,105

Other income (expense)
Interest expense	(16,421)	(10,160)
Net gain (loss) on derivative instruments	(8,505)	(5,871)
Other income (expense)	(53)	126
Total other income (expense)	(24,979)	(15,905)

Income (loss) before income taxes	(633,553)	(10,800)
Income tax benefit	83,208	2,263
Net income (loss)	(550,345)	(8,537)
Less: Net (income) loss attributable to noncontrolling interest	2,362	425
Net income (loss) attributable to Class A Common Stock	$(547,983)	$(8,112)

Income (loss) per share of Class A Common Stock:
Basic	$(1.99)	$(0.03)
Diluted	$(1.99)	$(0.03)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(550,345)	$(8,537)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	101,258	96,558
Stock-based compensation expense	6,409	6,483
Impairment and abandonment expense	611,300	31,264
Deferred tax benefit	(83,208)	(2,263)
Net (gain) loss on sale of long-lived assets	(245)	2
Non-cash portion of derivative (gain) loss	8,452	5,494
Amortization of debt issuance costs and discount	799	512
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	41,026	(18,708)
(Increase) decrease in prepaid and other assets	(263)	(205)
Increase (decrease) in accounts payable and other liabilities	(34,365)	(9,572)
Net cash provided by operating activities	100,818	101,028
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(5,795)	(25,691)
Drilling and development capital expenditures	(161,895)	(217,158)
Purchases of other property and equipment	(486)	(1,738)
Proceeds from sales of oil and natural gas properties	1,200	25,709
Net cash used in investing activities	(166,976)	(218,878)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	195,000	130,000
Repayment of borrowings under revolving credit facility	(135,000)	(430,000)
Proceeds from issuance of Senior Notes	—	496,175
Debt issuance costs	—	(6,698)
Restricted stock used for tax withholdings	(208)	(291)
Net cash provided by financing activities	59,792	189,186
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,366)	71,336
Cash, cash equivalents and restricted cash, beginning of period	15,543	21,422
Cash, cash equivalents and restricted cash, end of period	$9,177	$92,758
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Cash paid for interest	$12,977	$15,210
Operating lease liability payments:
Cash used in operating activities	2,657	4,905
Cash used in investing activities	2,019	5,682
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$108,282	$136,113
Asset retirement obligations incurred, including revisions to estimates	413	264
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	(829)	34,385
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$3,841	$89,482
Restricted cash(1)	5,336	3,276
Total cash, cash equivalents and restricted cash	$9,177	$92,758

(1)	Included in Prepaid and other current assets and Other noncurrent assets line items in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder's Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	280,650	$28	1,034	$—	—	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
Restricted stock issued	1,305	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(406)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(78)	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of Class A common stock under Employee Stock Purchase Plan	59	—	—	—	—	—	230	—	230	—	230
Stock-based compensation	—	—	—	—	—	—	6,409	—	6,409	—	6,409
Net income (loss)	—	—	—	—	—	—	—	(547,983)	(547,983)	(2,362)	(550,345)
Balance at March 31, 2020	281,530	$28	1,034	$—	—	$—	$2,982,187	$(265,647)	$2,716,568	$10,219	$2,726,787

Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Stock-based compensation	—	—	—	—	—		6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	$27	12,003	$1	—	$—	$2,839,803	$258,426	$3,098,257	$143,267	$3,241,524

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 (the “2019 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2019 Annual Report.
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.
The consolidated financial statements include the accounts of the Company and its majority owned subsidiary CRP, and CRP’s wholly-owned subsidiaries. Noncontrolling interest represents third-party ownership in CRP and is presented as a component of equity. As of March 31, 2020 and December 31, 2019, the noncontrolling interest ownership of CRP was 0.4%.
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
As of March 31, 2020, the Company determined that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets in the amount of $55.6 million was recognized as of March 31, 2020, which caused the Company’s provision for income taxes for the three months ended March 31, 2020 to differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risks and Uncertainties
The prices received for oil, natural gas and NGL production heavily influences the Company’s revenue, profitability, liquidity, access to capital, future rate of growth and carrying value of its properties. Oil, natural gas and NGLs are commodities, and their prices have been volatile in response to recent changes in global and domestic supply, the global COVID-19 pandemic and demand and market uncertainty. The Company generally funds its operations and capital expenditures with its cash flows from operations, borrowings under CRP’s credit agreement, and offerings of debt and equity securities. The Company expects to be able to fund its operations, planned capital expenditures and working capital requirements during the next 12 months and the foreseeable future. However, continued volatility of oil and gas prices could have an adverse effect on the Company’s future business, financial condition, results of operations, operating cash flows, liquidity and quantities of oil and gas reserves that may be economically produced, which could in turn impact the Company’s ability to comply with the financial covenants under CRP’s credit agreement and the Senior Notes which could also limit the amount of borrowings available to fund the Company’s capital expenditures and potential acquisitions. Additionally, if forward prices decline, the Company could incur additional impairments of its oil and gas assets and be subject to negative impacts to its production levels.
Note 2—Property Divestiture
On February 24, 2020, the Company entered into a purchase and sale agreement to sell its water disposal assets for a base sale price of approximately $150.0 million in cash at closing with up to an additional $75.0 million in deferred incentive payments based on future drilling activity (all amounts being subject to post-closing adjustments). The water disposal assets include certain saltwater disposal wells and the associated water infrastructure located in Reeves and Ward counties in Texas. The original closing date of the sale was March 31, 2020, however, the transaction has been delayed. While the transaction currently remains pending, either party may terminate the transaction if closing does not occur on or before May 15, 2020.
The purchase and sale agreement required the purchaser to deposit $10.0 million of cash in an escrow account. This amount will be applied to the sales price upon closing, or alternatively, it will be distributed to the Company or the purchaser in accordance with the remedy provisions of the purchase and sale agreement, if the agreement is terminated prior to closing.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued oil and gas sales receivable, net	$36,105	$76,578
Joint interest billings, net	26,530	25,136
Other	257	198
Accounts receivable, net	$62,892	$101,912

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accounts payable	$50,659	$21,484
Accrued capital expenditures	70,241	83,002
Revenues payable	51,729	82,539
Accrued interest	22,563	19,405
Accrued employee compensation and benefits	4,906	12,979
Accrued expenses and other	23,553	24,900
Accounts payable and accrued expenses	$223,651	$244,309

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Credit Facility due 2023	$235,000	$175,000

5.375% Senior Notes due 2026	400,000	400,000
6.875% Senior Notes due 2027	500,000	500,000
Unamortized debt issuance costs on Senior Notes	(13,626)	(14,061)
Unamortized debt discount	(3,455)	(3,550)
Senior Notes, net	882,919	882,389

Total long-term debt, net	$1,117,919	$1,057,389

Credit Agreement
On May 4, 2018, CRP, the Company’s consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of March 31, 2020, had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of March 31, 2020, the Company had $235.0 million in borrowings outstanding and $564.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding. Refer to Note 14—Subsequent Events for additional information on the spring 2020 redetermination and the amendments to the credit facility, inclusive of its redetermined borrowing base and corresponding level of elected commitments.
The amount available to be borrowed under CRP’s credit agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding under the credit agreement. Borrowings under CRP’s revolving credit facility are guaranteed by certain of its subsidiaries.
Borrowings under CRP’s revolving credit facility may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements) plus an applicable margin, which ranged from 125 to 225 basis points as of March 31, 2020, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 25 to 125 basis points as of March 31, 2020, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility. The applicable margins for the LIBOR loans and base rate loans referenced above reflect interest rate reductions that became effective on April 26, 2019 and are applicable as long as CRP’s total leverage ratio (as described below) is less than or equal to 3.0 to 1.0. If CRP’s total leverage ratio exceeds 3.0 to 1.0 in the future, the original applicable margins under the credit agreement would revert to the range from 150 to 250 basis points for LIBOR loans and 50 to 150 basis points for base rate loans, in each case depending on the percentage of the borrowing base utilized.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

compliance with the covenants and the financial ratios described above as of March 31, 2020 and through the filing of this Quarterly Report.
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
At any time prior to the Optional Redemption Dates, CRP may, on any one or more occasions, redeem all or a part of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after the Optional Redemption Dates, CRP may redeem the Senior Notes, in whole or in part, at redemption prices expressed as percentages of principal amount plus accrued and unpaid interest to the redemption date.
If CRP experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Notes may require CRP to repurchase all or a portion of its Senior Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2020 and through the filing of this Quarterly Report.
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
On April 22, 2020, the Company commenced exchange offers to all eligible holders of its Senior Notes. Refer to Note 14—Subsequent Events for additional information on the Senior Notes exchanges.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Asset Retirement Obligations
The following table summarizes the changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2020:

(in thousands)
Asset retirement obligations, beginning of period	$16,874
Liabilities incurred and acquired	560
Liabilities divested and settled	(35)
Accretion expense	252
Asset retirement obligations, end of period	$17,651

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
Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”). An aggregate of 16,500,000 shares of Class A Common Stock were authorized for issuance under the LTIP, and as of March 31, 2020, the Company had 4,196,761 shares of Class A Common Stock available for future grants. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units, stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Restricted stock awards	$4,354	$3,182
Stock option awards	984	2,584
Performance stock units	1,003	717
Other stock-based compensation expense(1)	68	—
Total stock-based compensation expense	$6,409	$6,483

(1)
Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of March 31, 2020, the Company had 1,940,801 shares of Class A Common Stock available for future issuance.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2020:

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2019	4,838,996	$8.51
Granted	1,305,473	2.76
Vested	(245,909)	15.47
Forfeited	(405,535)	5.69
Unvested balance as of March 31, 2020	5,493,025	7.04

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based on the closing market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $2.76 and $12.51 per share for the three months ended March 31, 2020 and 2019, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2020 and 2019 was $3.8 million and $1.4 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2020 was $29.0 million, which the Company expects to recognize over a weighted average period of 2.1 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Class A Common Stock on the grant date.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average grant-date fair value per share	$2.37	$5.22
Expected term (in years)	6	6
Expected stock volatility	52%	45%
Dividend yield	—%	—%
Risk-free interest rate	1.7%	2.5%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,764,167	$15.99
Granted	52,500	4.69
Exercised	—	—
Forfeited	(22,502)	18.74
Expired	(42,666)	18.99
Outstanding as of March 31, 2020	4,751,499	15.82	4.3	$—
Exercisable as of March 31, 2020	3,987,631	16.15	3.5	$—

The total fair value of stock options that vested during the three months ended March 31, 2020 and 2019 was $3.5 million and $3.4 million, respectively. There were no stock options exercised during either the three months ended March 31, 2020 or 2019. As of March 31, 2020, there was $3.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 1.6 years.
Performance Stock Units
During the three months ended March 31, 2020 and 2019, there was no significant performance stock units activity. As of March 31, 2020, there was $4.7 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.7 years.
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
Commodity Swap Contracts. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production as well as basis swaps to hedge the difference between the index price and a local index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of March 31, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps	April 2020 - June 2020	2,730,000	30,000	$25.88
	July 2020 - September 2020	2,208,000	24,000	26.58

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	April 2020 - June 2020	273,000	3,000	$0.67
	July 2020 - September 2020	276,000	3,000	0.67
	October 2020 - December 2020	276,000	3,000	0.67

(1)	These crude oil swap transactions are settled based on the NYMEX WTI price as of the specified settlement date.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps	April 2020 - June 2020	2,730,000	30,000	$2.03
	July 2020 - September 2020	2,760,000	30,000	2.03
	October 2020 - December 2020	930,000	10,109	2.03

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	April 2020 - June 2020	2,730,000	30,000	$(1.62)
	July 2020 - September 2020	2,760,000	30,000	(1.62)
	October 2020 - December 2020	930,000	10,109	(1.62)

(1)	These natural gas swap contracts are settled based on NYMEX Henry Hub price as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.
Derivative Instrument Reporting. The Company’s oil and natural gas derivative instruments have not been designated as hedges for accounting purposes. Therefore, all gains and losses are recognized in the Company’s Consolidated Statements of Operations. All derivative instruments are recorded at fair value in the Consolidated Balance Sheets, other than derivative instruments that meet the “normal purchase normal sale” exclusion, and any fair value gains and losses are recognized in current period earnings.
The following table presents the impact of the Company’s derivative instruments in its Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net gain (loss) on derivative instruments	$(8,505)	$(5,871)

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Offsetting of Derivative Assets and Liabilities. The Company’s commodity derivatives are included in the accompanying Consolidated Balance Sheets as derivative assets and liabilities. The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master netting agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The tables below summarizes the fair value amounts and the classification in the Consolidated Balance Sheets of the Company’s derivative contracts outstanding at the respective balance dates, as well as the gross recognized derivative assets, liabilities and offset amounts:

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2020
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$8,589	$(8,589)	$—
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	17,366	(8,589)	8,777

		December 31, 2019
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	$325	$—	$325

(1)
The Company has agreements in place with all of its counterparties that allow for the financial right of offset for derivative assets against derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Fair Value Measurements
Recurring Fair Value Measurements
The Company follows the Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 820, Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2020
Total assets	$—	$—	$—
Total liabilities	—	8,777	—
December 31, 2019
Total assets	$—	$—	$—
Total liabilities	—	325	—

Both financial and non-financial assets and liabilities are categorized within the above fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following is a description of the valuation methodologies used by the Company as well as the general classification of such instruments pursuant to the above fair value hierarchy. There were no transfers between any of the fair value levels during any period presented.
Derivatives
The Company uses Level 2 inputs to measure the fair value of its oil and natural gas commodity derivatives. The Company uses industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied market volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data. The Company utilizes its counterparties’ valuations to assess the reasonableness of its own valuations. Refer to Note 7—Derivative Instruments for details of the gross and net derivatives assets, liabilities and offset amounts presented in the Consolidated Balance Sheets.
Nonrecurring Fair Value Measurements
The Company applies the provisions of the fair value measurement standard on a nonrecurring basis to its non-financial assets and liabilities, including proved oil and gas properties. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.
Impairment of Oil and Natural Gas Properties. The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that the fair value of these assets may be below their carrying value. The significant decrease in the forward price curves for crude oil and natural gas in March of 2020 resulted in a triggering event which required the Company to reassess its proved oil and natural gas properties for impairment as of March 31, 2020. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows from oil and gas properties is less than the carrying amount of the assets. In this circumstance, the Company then recognizes impairment expense for the amount by which the carrying amount of proved properties exceeds their estimated fair value. The Company reviews its oil and natural gas properties on a field-by-field basis.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company calculates the estimated fair values of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management and all available information was considered at the date of the review.
The impairment test performed by the Company indicated that a proved property impairment had occurred with respect to certain of its oil and gas fields, and therefore a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value was recorded. Proved oil and natural gas properties with a previous carrying value of $771.4 million were partially written down to their fair value of $179.6 million, resulting in a non-cash impairment charge of $591.8 million being recorded during the three months ended March 31, 2020. The Company performed an impairment assessment of all its proved oil and gas properties as of March 31, 2020. Two of the Company’s fields were subject to an impairment write-down as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. The Company did not recognize any impairment write-downs with respect to its proved property during the comparable 2019 period. Impairment expense for proved properties is presented as part of Impairment and Abandonment Expense in the Consolidated Statements of Operations.
Asset Retirement Obligations. The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant Level 3 inputs used in the calculation of ARO include the estimated future costs to plug and abandon oil and gas properties and reserve lives. Refer to Note 5—Asset Retirement Obligations for additional information on the Company’s ARO.
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities.
The Company’s Senior Notes and borrowings under its credit agreement are recorded at cost. The following table summarizes the fair values and carrying values of these instruments as of the dates indicated:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair value
Credit facility due 2023(1)	$235,000	$235,000	$175,000	$175,000
5.375% Senior Notes due 2026(2)	392,881	96,000	392,623	394,480
6.875% Senior Notes due 2027(2)	490,038	122,500	489,766	520,000

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
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net income (loss) attributable to Class A Common Stock	$(547,983)	$(8,112)

Basic weighted average shares of Class A Common Stock outstanding	275,952	264,365
Diluted weighted average shares of Class A Common Stock outstanding	275,952	264,365

Basic net earnings (loss) per share of Class A Common Stock	$(1.99)	$(0.03)
Diluted net earnings (loss) per share of Class A Common Stock	$(1.99)	$(0.03)

The Company recognized a net loss during the three months ended March 31, 2020 and 2019. As a result, all potential common shares were anti-dilutive and were excluded from the calculation of diluted net earnings per share. The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2020	2019
Out-of-the-money stock options	4,782	4,556
Restricted stock	5,143	1,516
Employee Stock Purchase Plan	1,138	—
Weighted average shares of Class C Common Stock	1,034	12,003
Warrants	8,000	8,000

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

	Three Months Ended March 31,
(in thousands)	2020	2019
Oil and gas sales	$1,088	$607
Gathering, processing and transportation expenses	953	317

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable, net(1)	$70	$91

(1) This accounts receivable represents amounts due from Lucid and are presented net of unpaid processing fees due Lucid as of the indicated period end date.
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into or extends operating agreements in the ordinary course of business. During the three months ended March 31, 2020, the Company amended one of its firm crude oil sales agreements, which moved the start date of its physical delivery commitments of 30,000 Bbls/d from 2020 to January 1, 2021, and affirmed May 31, 2025 as the end of the initial term of the agreement. There has been no other material, non-routine changes in commitments during the three months ended March 31, 2020. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2019 Annual Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2020	2019
Operating revenues (in thousands):
Oil sales	$170,505	$175,554
Natural gas sales	8,358	12,497
NGL sales	13,906	26,518
Oil and gas sales	$192,769	$214,569

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, such receivable balances were $36.1 million and $76.6 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
Transaction price allocated to remaining performance obligations
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC Topic 606, Revenue from contracts with Customers, which states the Company is not required to disclose the transaction price allocated to the remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, monthly sales of a product generally represent a separate performance obligation; therefore, future commodity volumes to be delivered and sold are wholly unsatisfied, and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.
Note 13—Leases
At contract inception, the Company determines whether or not an arrangement contains a lease. However, in connection with the implementation of ASC Topic 842, Leases (“ASC 842”), this assessment was made as of the adoption date of ASC 842. Upon determination of a lease, a lease right-of-use (ROU) asset and related liability are recorded based on the present value of the future lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make future lease payments arising from the lease.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Currently, the Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of March 31, 2020, these leases have remaining lease terms ranging from two months to two years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk and the specific lease term. The table below summarizes the Company’s weighted-average discount rate and weighted-average remaining lease term as of the period presented.

As of March 31, 2020
Weighted-average discount rate	4.82%
Weighted-average remaining lease term (years)	1.26

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred and include operating expenses related to the office rental agreements and expenses incurred on the drilling rig contracts in excess of the contractual rate. Expenses related to short-term leases are recognized on a straight-line basis over the lease term. The following table presents the various components of the Company’s lease expenses for the periods presented.

	Three Months Ended March 31,
(in thousands)	2020	2019
Lease costs(1)
Operating lease cost	$4,676	$10,587
Variable lease cost	1,352	801
Short-term lease cost(2)	19,610	12,224
Total lease cost	$25,638	$23,612

(1)
The majority of the Company’s operating leases relate to the operations, drilling or completion of the Company’s wells. Therefore, the lease costs presented in the above table represent the total gross costs the Company incurs, which are not comparable to the Company’s net costs recorded to the Consolidated Statements of Operations, Consolidated Statements of Cash Flows or capitalized in the Consolidated Balance Sheets, as amounts therein are reflected net of amounts billed to the Company’s working interest partners.

(2)
Includes drilling rig lease costs of $11.2 million which may not necessarily be recurring in these amounts in the near-term based on the Company’s current drilling plan discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Highlights.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of March 31, 2020 are as follows:

(in thousands)	Total(2)
2020(1)	$5,847
2021	3,033
2022	425
Total lease payments	9,305
Less: imputed interest	(313)
Present value of lease liabilities (3)	$8,992

(1)	Excludes payments made during the three months ended March 31, 2020.

(2)	Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.

(3)
Of the total present value of lease liabilities, $6.4 million was recorded to current Operating lease liabilities and $2.6 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of March 31, 2020.

Note 14—Subsequent Events
Nasdaq listing Notice
On April 21, 2020, the Company received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for the Company’s Class A Common Stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. The Company was provided an initial period of 180 calendar days, or until October 19, 2020, to regain compliance. However, due to recent market turmoil, Nasdaq has filed a rule change which has the effect of extending the Company’s compliance period until December 28, 2020. If the Company does not regain compliance with the Minimum Bid Requirement by December 28, 2020, the Company may be eligible for an additional 180 calendar day compliance period. The Company intends to actively monitor the closing bid price of its Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement, as necessary.
Senior Notes Exchange
On April 22, 2020, the Company commenced offers to all eligible holders of its Senior Notes to exchange any and all of their Senior Notes held for up to $250.0 million aggregate principal amount of newly issued 8% Second Lien Senior Secured Notes due 2025 and up to $200.0 million aggregate principal amount of newly issued 8% Third Lien Senior Secured Notes due 2027 (the “Exchange Offers”). In accordance with the Exchange Offers, the eligible holders of the Senior Notes can early tender their holdings on or before May 5, 2020 or can normally tender on or before May 19, 2020. The transaction is currently expected to close on May 22, 2020, subject to customary closing conditions.
Amendments to the Credit Agreement
On May 1, 2020, the Company and CRP entered into amendments to CRP’s amended and restated credit agreement (the “Amendments”) with the lenders to its existing credit agreement. Pursuant to the Amendments, the borrowing base and elected commitments were reduced to $700.0 million. In addition, to the extent that the Exchange Offers close, the Amendments introduce a minimum availability condition to borrowing at the lesser of $100.0 million and 25% of the aggregate principal amount of the new second and third lien senior secured notes outstanding from the Exchange Offers discussed above. If the minimum availability condition to borrowing were to be determined at its maximum level of $100.0 million, it would have the resulting effect of limiting the amount of borrowings that CRP could draw against its $700.0 million credit facility to $600.0 million. Among other things, the Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the Company’s existing credit agreement) through year-end 2021, introduced a new financial covenant testing the ratio of first lien debt to EBITDAX, and permitted the issuance of new senior secured notes in connection with the Exchange Offers described above.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Amendment to 2016 LTIP
On April 29, 2020, the stockholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Class A Common Stock authorized for issuance by 8,250,000 shares.
Class C Common Stock Conversion to Class A Common Stock
On April 2, 2020, the legacy owners of CRP exchanged all of their remaining 1,034,119 CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock, and as a result, the Company currently owns all of the membership interests in CRP. No cash proceeds were received by the Company in connection with this exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes, continued and future impacts of Coronavirus Disease 2019 (“COVID-19”) and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and in this Quarterly Report and our 2019 Annual Report under the heading “Item 1A. Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Centennial Resource Development, Inc. (“Centennial,” “we,” “us,” or “our”) is an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are primarily in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are specifically focused on projects that we believe provide the highest return on capital. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Centennial,” “we,” “us,” or “our” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Market Conditions
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there has been a significant decline in commodity prices during the first quarter of 2020. Specifically, WTI spot prices for crude oil dropped to $20.09 per barrel on March 30, 2020 from a high of $63.27 per barrel on January 6, 2020.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile and fluctuate due to global supply and demand, inventory levels, the continued effects from COVID-19, other geopolitical events, weather conditions and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45	$56.94	$46.19
Natural gas (per MMBtu)	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33	$2.34	$1.88
A sustained drop in oil, natural gas and NGL prices, such as we are experiencing thus far in March and April of 2020, will not only decrease our revenues on a per unit basis but can also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices (including our realized differentials), such as those that we are continuing to observe thus far in the second quarter of 2020 and in the futures curve, can also result in further impairments of our proved oil and natural gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity and/or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement (such as the reduction discussed below under “Financing Highlights”), which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, the lower price environment and its impact to our operations could impact our ability to comply with the covenants under our credit agreement and Senior Notes.

COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, suppliers and the communities in which we operate. Our operational employees are currently still able to work on site. However, we have taken various precautionary measures with respect to such operational employees such as requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site, quarantining any operational employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected) and imposing social distancing requirements on work sites, all in accordance with the guidelines released by the Center for Disease Control. In addition, the vast majority of our non-operational employees are now working remotely. We have not yet experienced any material operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak, nor have we had any confirmed cases of COVID-19 on any of our work sites.
2020 Highlights and Future Considerations
The changes in the macro environment and related decline in commodity prices that occurred during the first quarter of 2020 discussed above have significantly impacted our results of operations for the three months ended March 31, 2020. However, the majority of these market impacts were experienced at the end of the first quarter of 2020. Therefore, we believe that our future operating results and near-term financial condition will continue to be impacted. Further, our results of operations for the three months ended March 31, 2020 discussed within this Quarterly Report will likely not be indicative of our operating results for the remainder of 2020 due to the timing of operational changes and continued volatility of commodity prices.
Operational Highlights
We operated a five-rig drilling program during the majority of the first three months of 2020, which enabled us to complete and bring online 22 gross operated wells with an average effective lateral length of approximately 6,900 feet.
Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we have recently suspended all drilling and completion activities in order to preserve capital. Specifically, we recently reduced our operated drilling rig program to zero rigs in April of 2020. In addition, given the weakness in realized oil prices, we are actively evaluating whether to voluntarily curtail or shut-in a substantial portion of our current production volumes, and we expect to voluntarily curtail up to 40% of our production during the month of May. Further potential curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage or transportation constraints, and contractual obligations. As substantially all of our revenues are generated by the production and sale of hydrocarbons, the curtailment or shut-in of our production could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Divestiture Highlights
On February 24, 2020, we entered into a purchase and sale agreement to sell our water disposal assets for a base sale price of approximately $150.0 million in cash at closing with up to an additional $75.0 million in deferred incentive payments based on future drilling activity (all amounts are subject to post-closing adjustments). The water disposal assets include certain saltwater disposal wells and the associated water infrastructure located in Reeves and Ward counties in Texas. The original closing date of the sale was March 31, 2020, however, the transaction has been delayed. While the transaction currently remains pending, either party may terminate the transaction if closing does not occur on or before May 15, 2020.
Financing Highlights
On April 22, 2020, we commenced offers to all eligible holders of our 5.375% Senior Notes due 2026 (the “2026 Senior Notes”) and 6.875% Senior Notes due 2027 (“the 2027 Senior Notes” and together with the 2026 Senior Notes, the “Senior Notes”) to exchange (the “Exchange Offers”) any and all of their Senior Notes held for up to $250.0 million aggregate principal amount of newly issued 8% Second Lien Senior Secured Notes due 2025 (the “Second Lien Notes”) and up to $200.0 million aggregate principal amount of newly issued 8% Third Lien Senior Secured Notes due 2027 (together with the Second Lien Notes, the “New Notes”). In accordance with the Exchange Offers, the eligible holders of the Senior Notes can early tender their holdings on or before May 5, 2020 or can normally tender on or before May 19, 2020. The transaction is currently expected to close on May 22, 2020, subject to customary closing conditions.
On May 1, 2020, we entered into amendments to CRP’s amended and restated credit agreement (the “Amendments”) with the lenders to our existing credit agreement. Pursuant to the Amendments, the borrowing base and elected commitments were reduced to $700.0 million. In addition, to the extent that the Exchange Offers close, the Amendments introduce a minimum availability condition to borrowing at the lesser of $100.0 million and 25% of the aggregate principal amount of New Notes outstanding from the Exchange Offers. Among other things, the Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the existing credit agreement) through year-end 2021, introduced a new financial covenant testing the ratio of first lien debt to EBITDAX, and permitted the issuance of new senior secured notes in connection with the Exchange Offers described above.

Marketing Highlights
We have entered into fixed price oil swaps for April through December of 2020 to protect against possible, additional near-term declines in oil prices. During this period, the Company has hedged an average of approximately 19,400 barrels per day of oil at a weighted average price of $26.79 per barrel. In addition, we have natural gas hedges and oil basis swaps in place for 2020.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$170,505	$175,554	$(5,049)	(3)%
Natural gas sales	8,358	12,497	(4,139)	(33)%
NGL sales	13,906	26,518	(12,612)	(48)%
Oil and gas sales	$192,769	$214,569	$(21,800)	(10)%

Average sales prices:
Oil (per Bbl)	$45.14	$48.15	$(3.01)	(6)%
Effect of derivative settlements on average price (per Bbl)	(0.01)	(0.22)	0.21	95%
Oil net of hedging (per Bbl)	$45.13	$47.93	$(2.80)	(6)%

Average NYMEX price for oil (per Bbl)	$46.19	$54.90	$(8.71)	(16)%
Oil differential from NYMEX	(1.05)	(6.75)	5.70	84%

Natural gas (per Mcf)	$0.78	$1.39	$(0.61)	(44)%
Effect of derivative settlements on average price (per Mcf)	—	0.05	(0.05)	(100)%
Natural gas net of hedging (per Mcf)	$0.78	$1.44	$(0.66)	(46)%

Average NYMEX price for natural gas (per Mcf)	$1.88	$2.88	$(1.00)	(35)%
Natural gas differential from NYMEX	(1.10)	(1.49)	0.39	26%

NGL (per Bbl)	$14.30	$19.74	$(5.44)	(28)%

Net production:
Oil (MBbls)	3,778	3,646	132	4%
Natural gas (MMcf)	10,715	8,964	1,751	20%
NGL (MBbls)	972	1,343	(371)	(28)%
Total (MBoe)(1)	6,536	6,483	53	1%

Average daily net production:
Oil (Bbls/d)	41,512	40,508	1,004	2%
Natural gas (Mcf/d)	117,751	99,596	18,155	18%
NGL (Bbls/d)	10,683	14,927	(4,244)	(28)%
Total (Boe/d)(1)	71,820	72,035	(215)	—%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2020 were $21.8 million (or 10%) lower than total net revenues for the three months ended March 31, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, natural gas and NGLs decreased in the first quarter of 2020 compared to the same 2019 period. The average price for oil before the effects of hedging decreased 6%, the average price for natural gas before the effects of hedging decreased 44%, and the average price for NGLs decreased 28% between periods. The 6% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 16%), and this lower index price was partially offset by improved oil differentials (a decrease of $5.70 per Bbl). The average realized sales price of natural gas decreased 44% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased $1.00), but this decrease was partially offset by improved gas differentials (a decrease of $0.39 per Mcf) between periods. The 28% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the first quarter of 2020 as compared to the first quarter of 2019. The market prices for oil, natural gas and NGLs were all impacted by the lower global demand for oil and gas as a result of COVID-19 as well as commodity supply disruptions, which resulted in significant price declines in March and April of 2020 as discussed in the market conditions section above.
The decreases in realized sales prices were partially offset by slightly higher net production volumes between periods. Net production volumes for oil and natural gas increased 4% and 20%, respectively, while NGL production volumes decreased 28% between periods. The oil volume increase resulted primarily from our successful drilling activities in the Delaware Basin. Since the first quarter 2019, we placed 86 gross operated wells on production in the Delaware, which added 1,864 MBbls of net oil production to the first quarter of 2020. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the first quarter of 2020, the main processor of our raw gas operated in ethane-rejection as compared to operating in ethane-recovery during the same 2019 period. As a result of this switch, we recovered an increased amount of natural gas from our wet gas stream and recovered fewer NGLs, resulting in a significant increase in natural gas volumes between periods (up 20%) and a 28% decrease in NGL volumes between periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$32,639	$29,862	$2,777	9%
Severance and ad valorem taxes	16,573	16,120	453	3%
Gathering, processing and transportation expenses	16,939	15,024	1,915	13%
Operating costs per Boe:
Lease operating expenses	$4.99	$4.61	$0.38	8%
Severance and ad valorem taxes	2.54	2.49	0.05	2%
Gathering, processing and transportation expenses	2.59	2.32	0.27	12%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2020 increased $2.8 million compared to the three months ended March 31, 2019. Higher LOE for the first quarter of 2020 was primarily related to a $5.6 million increase in expense associated with our higher well count. We had 377 gross operated horizontal wells as of March 31, 2020 as compared to 280 gross operated horizontal wells as of March 31, 2019. The net increase in well count was mainly due to our drilling activity adding 86 gross operated wells since the first quarter of 2019, which was further adjusted for acquisitions and divestitures. Such increase was partially offset by a $2.8 million decreased in workover expense between periods as a result of lower workover activity.
LOE on a per Boe basis increased when comparing the first quarter of 2020 to the same 2019 period. LOE per Boe was $4.99 for the first quarter of 2020, which represents an increase of $0.38 per Boe from the first quarter of 2019. This increase in rate was mainly due to the following factors: (i) a decline in the ratio of flush production to base production based on our level of D&C activity in 2020; (ii) increased wellhead chemical costs; and (iii) higher electricity expense in the first quarter of 2020 . These increases were partially offset by lower contract labor costs between periods and the lower level of workover activity discussed above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2020 increased $0.5 million compared to the three months ended March 31, 2019. Severance taxes are primarily based on the market value of production at the wellhead, while ad valorem taxes are generally based on the taxable value of proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues increased to 8.6% for three months ended March 31, 2020 as compared to 7.5% for the same 2019 period due to increased ad valorem taxes of $1.1 million between periods, resulting from our higher well count and higher oil and gas reserve values.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended March 31, 2020 increased $1.9 million as compared to the three months ended March 31, 2019 primarily due to a $2.8 million decrease in reimbursements (net of related fees) received from third parties for their usage of our firm transport (“FT”) capacity. This was partially offset by a decrease in plant processing costs, transportation tariffs and gathering fees incurred between periods.
On a per Boe basis, GP&T increased 12% from $2.32 for the first quarter of 2019 to $2.59 per Boe for the first quarter of 2020. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate likewise increased between periods to $6.14 from $5.29 for the three months ended March 31, 2020 and 2019, respectively. These rate increases were mainly attributable to a decrease in reimbursements (net of related FT fees) received from third parties for their usage of our FT capacity as discussed above. This was partially offset by decreased plant processing costs, which are primarily based on natural gas and NGL prices that were both lower between periods.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$101,258	$96,558
Depreciation, depletion and amortization per Boe	$15.49	$14.89
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. For the three months ended March 31, 2020, DD&A expense amounted to $101.3 million, an increase of $4.7 million over the same 2019 period. The primary factor contributing to higher DD&A expense in 2020 was the increase in DD&A rates between periods, which added $3.9 million of incremental DD&A expense to the first quarter of 2020, while the increase in our overall production volumes between periods contributed an additional $0.8 million of DD&A expense to the first quarter of 2020.
DD&A per Boe was $15.49 for the first quarter of 2020 compared to $14.89 for the same period in 2019. The increase in the DD&A rate was due to a higher level of infrastructure costs in the trailing twelve months, which have no associated proved reserve adds when they are incurred. However, our DD&A per Boe rate of $15.49 decreased from our fourth quarter DD&A rate of $16.75 due to proved developed and proved undeveloped reserves added during the first quarter of 2020 combined with lower drilling and completion costs per well that we realized during the three months ended March 31, 2020. In addition, we anticipate that our DD&A per Boe rate for the remainder of 2020 may continue to decline as a result of the proved property impairment recognized in the first quarter of 2020 as discussed below.
Impairment and Abandonment Expense. During the three months ended March 31, 2020, $611.3 million of impairment and abandonment expense was incurred related to certain of our oil and natural gas properties. This expense consisted of (i) a $591.8 million non-cash impairment of our proved oil and gas properties as a result of depressed oil, natural gas and NGL commodity prices at March 31, 2020, and (ii) $19.5 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that the fair value of these assets may be below their carrying value. Fair values of our oil and natural gas properties is estimated using an income approach that is based on the discounted expected future net cash flows from these assets. This valuation is based on inputs which require significant judgments and include estimates of: (i) reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate.
We performed an impairment assessment of all our proved oil and gas properties as of March 31, 2020. Two of our fields were subject to impairment write-downs as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. This impairment assessment was performed using commodity price futures curves as of March 31, 2020. If future oil, natural gas and NGL prices continue to decline to lower levels, or other estimates impacting future net cash flows deteriorate (e.g. reserves, price differentials, future operating and/or development costs), our proved oil and gas properties could be subject to additional impairment write-downs in future periods.
During the three months ended March 31, 2019, $31.3 million of impairment and abandonment expense was incurred related to undeveloped leasehold acreage. This expense consisted of (i) $14.7 million related to non-core acreage that expired during the period after efforts to extend, sell or trade these leases were unsuccessful, and (ii) $16.6 million for impaired acreage following an acreage sale initiated in the first quarter of 2019.

Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Geological and geophysical costs	$1,993	$1,634
Rig termination fees	1,499	283
Stock-based compensation	517	599
Exploration expense	$4,009	$2,516
Exploration expense was $4.0 million for the three months ended March 31, 2020 compared to $2.5 million for the three months ended March 31, 2019. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to the $1.2 million increase in rig termination fees incurred in the first quarter of 2020 as a result of reducing our operated drilling program from five rigs to one in March of 2020.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash general and administrative expenses	$12,978	$12,234
Stock-based compensation	5,892	5,884
General and administrative expenses	$18,870	$18,118
G&A expenses for the three months ended March 31, 2020 were consistent with the same period of 2019. This was a result of consistent head count and activity during both periods. As a result of our reduction in force announced in the second quarter of 2020, we will incur one-time non-reoccurring severance costs in the second quarter of 2020. Further, we anticipate that our cash G&A expenses will decline from the expense level incurred in the first quarter of 2020, as a result of these reductions in personnel.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Credit facility	$2,167	$3,734
5.375% Senior Notes due 2026	5,374	5,374
6.875% Senior Notes due 2027	8,594	1,528
Amortization of debt issuance costs and debt discount	799	512
Interest capitalized	(513)	(988)
Total	$16,421	$10,160
Interest expense was $6.3 million higher for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to $7.1 million in increased interest on our 2027 Senior Notes due to the fact that they were issued in March of 2019. This increase was partially offset by lower interest expense incurred on the credit facility due to decreased borrowings outstanding coupled with lower interest rates in the first quarter of 2020. Our weighted average borrowings outstanding under our credit facility were $233.9 million versus $304.3 million for the three months ended March 31, 2020 and 2019, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 2.84% and 4.37% for the three months ended March 31, 2020 and 2019, respectively. LIBOR was lower in the first quarter of 2020 versus the prior year quarter.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with corresponding changes in the forward price curves for the underlying commodities and (ii) monthly cash settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash settlement gains (losses)	$(53)	$(377)
Non-cash mark-to-market derivative gain (loss)	(8,452)	(5,494)
Total	$(8,505)	$(5,871)
Income Tax Expense. We recognized income tax benefits of $83.2 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in income tax benefit for the three months ended March 31, 2020 as compared to 2019 was primarily due to a larger pre-tax book loss of $622.8 million between periods. Our provisions for income taxes for the first quarter of 2020 and 2019 differed from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss primarily due to i) state income taxes; ii) estimated permanent differences; and iii) the recognition of a $55.6 million valuation allowance in the first quarter of 2020 against deferred tax assets that are not expected to be realized.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. Future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly in March 2020 and have continued to deteriorate and have remained low since. These lower commodity prices negatively impact our cash flows and availability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the three months ended March 31, 2020:

(in millions)	Three Months Ended March 31, 2020
Drilling and completion capital expenditures	$146.8
Facilities, infrastructure and other	25.2
Land	3.4
Total capital expenditures	$175.4
We continually evaluate our capital needs and compare them to our capital resources. As a result of the recent decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we have recently suspended all drilling and completion activities in order to preserve capital. Specifically, we recently reduced our operated drilling rig program to zero rigs, which is down from the four-rig program that we announced with our 2020 operational guidance. Consequently, we expect that our total capex budget for 2020 will be between $240.0 million to $290.0 million, which represents an approximate 60% reduction from the mid-point of our original estimated capex budget for 2020 of $590 million to $690 million.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of our capital expenditures. We can choose to defer or accelerate a portion of our planned capex depending on a variety of factors, including but not limited to: prevailing and anticipated prices for oil and natural gas; oil storage or transportation constraints; the success of our drilling activities; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; drilling and acquisition costs; and the level of participation by other working interest owners.
Given the weakness in realized oil prices, we are actively evaluating whether to voluntarily curtail or shut-in a substantial portion of our current production volumes, and we expect to voluntarily curtail up to 40% of our production during the month of May. Further potential curtailment decision will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage and transportation constraints, and contractual obligations. Any decision in the future to further curtail or shut-in our production could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditure.
We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations and borrowings under our Credit Agreement. We cannot ensure that cash flows from operations will be available or other sources of needed capital on acceptable terms or at all. Further, our ability to access the public or private debt or equity capital markets on economic terms in the future will be affected by general economic conditions, the domestic and global financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.
Moreover, to manage our future financing cash outflows and liquidity position, we have initiated the Exchange Offers with respect to our Senior Notes in April 2020 which if successful, would lower our outstanding debt and future interest payments.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$100,818	$101,028
Net cash used in investing activities	(166,976)	(218,878)
Net cash provided by financing activities	59,792	189,186

For the three months ended March 31, 2020, we generated $100.8 million of cash from operating activities, a decrease of only $0.2 million from the same period in 2019. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, lower NGL production volumes, higher lease operating expenses, production taxes, GP&T costs, exploration expense, cash G&A expenses, and the timing of supplier payments during the three months ended March 31, 2020. These declining factors were partially offset by higher crude oil and natural gas production volumes, lower interest payments, lower cash settlement losses from derivatives, and the timing of our receivable collections for the three months ended March 31, 2020 as compared to the same 2019 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the three months ended March 31, 2020, cash flows from operating activities, cash on hand, and net borrowings of $60.0 million under our credit facility were used to finance $161.9 million of drilling and development capex and to fund $5.8 million in oil and gas property acquisitions.
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
Credit Agreement
On May 4, 2018, CRP, our consolidated subsidiary, entered into an amended and restated credit agreement with a syndicate of banks that as of March 31, 2020 had a borrowing base of $1.2 billion and elected commitments of $800.0 million. The credit agreement provides for a five-year secured revolving credit facility, maturing on May 4, 2023. As of March 31, 2020, we had $235.0 million borrowings outstanding and $564.2 million in available borrowing capacity, which was net of $0.8 million in letters of credit outstanding.
On May 1, 2020, we entered into the Amendments with the lenders to the existing credit agreement. Pursuant to the Amendments, the borrowing base and elected commitment were reduced to $700.0 million. In addition, to the extent that the Exchange Offers close, the Amendments introduce a minimum availability condition to borrowing at the lesser of $100.0 million and 25% of the aggregate principal amount of New Notes outstanding from the Exchange Offers. If the minimum availability condition to borrowing were to be determined at its maximum level of $100.0 million, it would have the resulting effect of limiting the amount of borrowings that CRP could draw against its $700.0 million credit facility to $600.0 million. Among other things, the Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the existing credit agreement) through year-end 2021, introduced a new financial covenant testing the ratio of first lien debt to EBITDAX, and permitted the issuance of new senior secured notes in connection with the Exchange Offers described below.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios: (i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and (ii) a leverage ratio, which is the ratio of Total Funded Debt (as defined in CRP’s credit agreement) to consolidated EBITDAX (as defined in CRP’s credit agreement) for the rolling four fiscal quarter period ending on such day, of not greater than 4.0 to 1.0. CRP was in compliance with these covenants and the financial ratios described above as of March 31, 2020 and through the filing of this Quarterly Report.
For further information on the credit agreement and related Amendments, refer to Note 4—Long-Term Debt and Note 14—Subsequent Events under Part I, Item I of this Quarterly Report.
Senior Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 in 144A private placements. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. The Senior Notes are not guaranteed by Centennial, nor are we subject to the terms of the indentures governing the Senior Notes.
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2020 and through the filing of this Quarterly Report.
On April 22, 2020, we commenced the Exchange Offers to all eligible holders of our Senior Notes to exchange any and all of our outstanding Senior Notes held for up to $250.0 million aggregate principal amount of newly issued 8% Second Lien Senior Secured Notes due 2025 and up to $200.0 million aggregate principal amount of newly issued 8% Third Lien Senior Secured Notes due 2027. The transaction is currently expected to close on May 22, 2020, subject to customary closing conditions. For further information on our Senior Notes and the Exchange Offers, refer to Note 4—Long-Term Debt and Note 14—Subsequent Events under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2019, there have not been any significant, non-routine changes in our contractual obligations.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2020 to the critical accounting policies previously disclosed in our 2019 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2019 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have a potential effect on us as of March 31, 2020.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2020, our oil and gas sales for the three months ended March 31, 2020 would have moved up or down $17.1 million for each 10% change in oil prices per Bbl, $1.4 million for each 10% change in NGL prices per Bbl, and $0.8 million for each 10% change in natural gas prices per Mcf.
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
The following table summarizes the terms of the swap contracts we had in place as of March 31, 2020 and additional contracts entered into through May 1, 2020. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of March 31, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps	April 2020 - June 2020	2,852,000	31,341	$26.14
	July 2020 - September 2020	2,300,000	25,000	26.83
	October 2020 - December 2020	184,000	2,000	36.36

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	April 2020 - June 2020	543,000	5,967	$1.12
	July 2020 - September 2020	644,000	7,000	0.63
	October 2020 - December 2020	644,000	7,000	0.63

(1)	These crude oil swap transactions are settled based on the NYMEX WTI price as of the specified settlement date.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps	April 2020 - June 2020	2,730,000	30,000	$2.03
	July 2020 - September 2020	2,760,000	30,000	2.03
	October 2020 - December 2020	930,000	10,109	2.03

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	April 2020 - June 2020	2,730,000	30,000	$(1.62)
	July 2020 - September 2020	2,760,000	30,000	(1.62)
	October 2020 - December 2020	930,000	10,109	(1.62)

(1)	These natural gas swap contracts are settled based NYMEX Henry Hub price as of the specified settlement date.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas during each applicable settlement period.
Changes in the fair value of derivative contracts from December 31, 2019 to March 31, 2020, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2019	$(325)
Contracts settled	53
Change in the futures curve of forecasted commodity prices(1)	(8,505)
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2020	$(8,777)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2020 would cause a less than $13.6 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2020 would cause a $0.6 million increase or decrease, respectively, in this same fair value liability.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. The uncertainties regarding the impact of COVID-19 as well as the significant decline in global oil and gas prices in March and April of 2020 has impacted the credit markets, resulting in increases in market interest rates for new debt issuances. CRP’s credit facility interest rate, on the other hand, is based on a LIBOR spread, which exposes us to interest rate risk on our borrowings outstanding to the extent LIBOR increases.
As of March 31, 2020, we had $235.0 million of debt outstanding under our credit agreement, with a weighted average interest rate of 2.1%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $2.4 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $882.9 million consists of our Senior Notes, which have fixed interest rates. Therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2019 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings as well as additional risk factors set forth below. Other than with respect to the additional risk factors below, there have been no material changes in our risk factors from those described in our 2019 Annual Report. The risks described in the 2019 Annual Report and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
 The excess supply of oil and natural gas resulting from the reduced demand caused by the COVID-19 pandemic and the effects of actions by, or disputes among or between, oil and natural gas producing countries may result in transportation and storage constraints, reduced production and shut-in of our wells, any of which would adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by the curtailment agreements amongst OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members, other oil exporting nations, and oil producers fail to implement production cuts or take other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period.
This excess supply could, in turn, result in transportation and storage capacity constraints in the United States, or even the elimination of available storage, including in the Permian Basin. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. In addition, given the weakness in realized oil prices, we are actively evaluating whether to voluntarily curtail or shut-in a substantial portion of our current production volumes, and we expect to voluntarily curtail up to 40% of our production during the month of May. Further potential curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage or transportation constraints, and contractual obligations. Our actions to shut-in wells may result in obligations to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. These impacts on our operations, together with the lower price we receive for our continuing production of oil and gas, could impact our ability to comply with the covenants under CRP’s credit agreement and Senior Notes. All of these impacts resulting from the confluence of the COVID-19 pandemic and the price war between Saudi Arabia and Russia may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Due to the commodity price environment, we have postponed or eliminated a portion of our developmental drilling. A sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, will require us to reevaluate and further postpone or eliminate additional drilling. Such actions would likely result in the reduction of our proved undeveloped reserves and related reserve values and a reduction in our ability to service our debt obligations.
Additionally, as of December 31, 2019, approximately 13% of our total net acreage was not held by production and we had leases representing 3,162 and 3,750 undeveloped net acres scheduled to expire during 2020 and during 2021, respectively, in each case assuming no exercise of lease extension options where applicable. Our actions to curtail production and shut-in wells, together with any further curtailments we may implement in the future, may result in our inability to continue to hold such leases that are scheduled to expire, which may further reduce our reserves. As a result, if oil, natural gas and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
The inability to complete our pending divestiture of our saltwater disposal wells and associated produced water infrastructure on the initial terms agreed to by the parties or in the expected time frame may adversely affect our business and financial condition.
On February 24, 2020, we entered into a purchase and sale agreement with a subsidiary of WaterBridge Resources LLC (“WaterBridge”) to divest our saltwater disposal wells and associated produced water infrastructure in Reeves County for $225.0 million, consisting of $150.0 million in cash at closing and an additional $75 million payable to us on a deferred basis upon meeting certain incentive thresholds. We believe the uncertain macro environment for the oil and gas industry and resulting changes to commodity prices and drilling and completion activity in the Delaware Basin, increase the risk that the transaction fails to close on the original timeframe and terms agreed to between us and WaterBridge. While the transaction currently remains pending, either party may terminate the transaction if closing does not occur on or before May 15, 2020. If the transaction fails to close on the initial terms agreed to between us and WaterBridge, our business and financial condition may be adversely affected. In particular, to the extent the transaction is terminated, or if we receive lower cash consideration than originally planned, then the amount of cash that we may allocate to the repayment of outstanding borrowings under our revolving credit facility or to the funding of our capital budget, and the timing of such repayment or funding, will also be affected.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. We have entered into fixed price oil swaps for April through December of 2020 to protect against possible, additional near-term declines in oil prices. During this period, CRP has hedged an average of approximately 19,400 barrels per day of oil at a weighted average price of $26.79 per Bbl. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations.
If commodity prices continue to decrease or remain at current levels such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take additional write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Due to the recent depressed commodity prices, we expect to record a material non-cash impairment to the carrying value of our oil and natural gas properties, which will have an adverse effect on our results of operations. Further impairments will be required if oil and natural gas prices remain low or decline further, our undeveloped property leases expire in whole or in part, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows.

The Pre-Tax PV10% of our proved reserves at December 31, 2019 may not be the same as the current market value of our estimated oil, natural gas and NGLs reserves.
You should not assume that the Pre-Tax PV10% value of our proved reserves as of December 31, 2019 as disclosed in our 2019 Annual Report is the current market value of our estimated oil, natural gas and NGLs reserves. We base the discounted future net cash flows from our proved reserves on the 12-month first-day-of-the-month oil and natural gas average prices without giving effect to derivative transactions. Actual future net cash flows from our oil and natural gas properties will be affected by factors such as:

•	the actual prices we receive for oil, natural gas and NGLs;

•	the actual development and production expenditures;

•	the amount and timing of actual production; and

•	changes in governmental regulations or taxation.
The timing of both our production and expenses incurred in connection with the development and production of oil and natural gas properties will affect the timing and amount of actual future net revenues from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating Pre-Tax PV10% may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future prices and costs may differ materially from those used in the present value estimates included in the Annual Report, which could have a material effect on the value of our reserves. The oil and natural gas prices used in computing our Pre-Tax PV10% as of December 31, 2019 under SEC guidelines were $52.19 per Bbl and $2.58 per MMBtu, respectively, before price differentials. Using more recent prices in estimating proved reserves results in a reduction in proved reserve volumes due to economic limits, which would further reduce the Pre-Tax PV10% value of our proved reserves.
The marketability of our production is dependent upon transportation and other facilities, certain of which we do not control. If these facilities are unavailable, or if we are unable to access these facilities on commercially reasonable terms, our operations could be interrupted and our revenues reduced.
The marketability of our oil, natural gas and NGL production depends in part upon the availability, proximity, capacity and availability of transportation and storage facilities owned by third parties. In general, we do not control these facilities, and our access to them may be limited or denied. Our oil production is generally transported from the wellhead to our tank batteries by a gathering system. Our purchasers then transport the oil by pipeline to a larger pipeline for transportation to markets. The majority of our natural gas production is generally transported by gathering lines from the wellhead to a central delivery point and is then gathered by third-party lines to a gas processing facility. We do not control these third-party transportation, gathering or processing facilities and our access to them may be limited or denied. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or a significant disruption in the availability of third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our production and thereby cause a significant interruption in our operations.
If we cannot meet the continued listing requirements of the NASDAQ, the NASDAQ may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock.
On April 21, 2020, we received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our Class A Common Stock, par value $0.0001 per share (our “Common Stock”), had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing or trading of our Common Stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 19, 2020, to regain compliance. However, due to recent market turmoil, Nasdaq has filed a rule change tolling the compliance periods for price-based listing requirements through June 30, 2020, extending our compliance period until December 28, 2020.
If we do not regain compliance with the Minimum Bid Requirement by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our Common Stock will become subject to delisting. In the event we receive notice that our Common Stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.

We intend to actively monitor the closing bid price of our Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements of the Nasdaq. If our Common Stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our Common Stock; reduce the number of investors willing to hold or acquire our Common Stock; and negatively impact our ability to access equity markets and obtain financing.

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

4.1	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).
10.1*#	Centennial Resource Development, Inc. Amended and Restated Long Term Incentive Plan
10.2
Amendment no. 1 to Purchase and Sale Agreement, dated as of August 2, 2018, between Centennial Resource Production, LLC and BP North America Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2020).

10.3*#	Centennial Resource Development, Inc. Third Amended and Restated Non-Employee Director Compensation Program.
10.4
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 1, 2020, among Centennial Resource Production, LLC, as borrower, Centennial Resource Development, Inc., as parent guarantor, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2020).

10.5
Third Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Pledge and Security Agreement, dated as of May 1, 2020, among Centennial Resource Production, LLC, as borrower, Centennial Resource Development, Inc., as parent guarantor, the other guarantors party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2020).

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	May 4, 2020