Form 10-Q
period 2020-06-30
Centennial Resource Development, Inc.
filed 2020-08-03
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2020, there were 278,309,116 shares of Class A Common Stock, par value $0.0001 per share outstanding.

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

ICE Brent. Brent crude oil traded on the Intercontinental Exchange, Inc. (ICE).

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
Centennial Contributors. The legacy owners of CRP, who sold approximately 89% of the outstanding membership interests in CRP to the Company in connection with the Business Combination. On April 2, 2020, the Centennial Contributors converted all of their remaining CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock, which eliminated their entire ownership interest in CRP.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$7,214	$10,223
Accounts receivable, net	64,095	101,912
Prepaid and other current assets	6,319	7,994
Total current assets	77,628	120,129
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,328,022	1,470,903
Proved properties	4,270,397	3,962,175
Accumulated depreciation, depletion and amortization	(1,715,604)	(931,737)
Total oil and natural gas properties, net	3,882,815	4,501,341
Other property and equipment, net	13,765	14,612
Total property and equipment, net	3,896,580	4,515,953
Noncurrent assets
Operating lease right-of-use assets	4,801	11,841
Other noncurrent assets	41,877	40,365
TOTAL ASSETS	$4,020,886	$4,688,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$122,360	$244,309
Derivative instruments	31,740	325
Operating lease liabilities	3,591	9,232
Other current liabilities	170	600
Total current liabilities	157,861	254,466
Noncurrent liabilities
Long-term debt, net	1,106,043	1,057,389
Asset retirement obligations	18,067	16,874
Deferred income taxes	2,589	85,504
Operating lease liabilities	1,783	3,354
Total liabilities	1,286,343	1,417,587
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: 1 share issued and outstanding	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 282,209,347 shares issued and 277,283,494 shares outstanding at June 30, 2020 and 280,650,341 shares issued and 275,811,346 shares outstanding at December 31, 2019	28	28
Class C (Convertible): No shares issued and outstanding at June 30, 2020 and 1,034,119 shares issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	2,994,832	2,975,756
Retained earnings (accumulated deficit)	(260,317)	282,336
Total shareholders’ equity	2,734,543	3,258,120
Noncontrolling interest	—	12,581
Total equity	2,734,543	3,270,701
TOTAL LIABILITIES AND EQUITY	$4,020,886	$4,688,288
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues
Oil and gas sales	$90,509	$244,239	$283,278	$458,808
Operating expenses
Lease operating expenses	25,839	34,885	58,478	64,747
Severance and ad valorem taxes	5,696	17,186	22,269	33,306
Gathering, processing and transportation expenses	17,284	16,243	34,223	31,267
Depreciation, depletion and amortization	93,020	112,114	194,278	208,672
Impairment and abandonment expense	19,425	4,418	630,725	35,682
Exploration expense	4,051	3,861	8,060	6,377
General and administrative expenses	17,994	18,435	36,864	36,553
Total operating expenses	183,309	207,142	984,897	416,604
Net gain (loss) on sale of long-lived assets	(2)	9	243	7
Income (loss) from operations	(92,802)	37,106	(701,376)	42,211

Other income (expense)
Interest expense	(17,371)	(14,437)	(33,792)	(24,597)
Gain on exchange of debt	143,443	—	143,443	—
Net gain (loss) on derivative instruments	(29,857)	2,128	(38,362)	(3,743)
Other income (expense)	1	133	(52)	259
Total other income (expense)	96,216	(12,176)	71,237	(28,081)

Income (loss) before income taxes	3,414	24,930	(630,139)	14,130
Income tax (expense) benefit	1,916	(5,928)	85,124	(3,665)
Net income (loss)	5,330	19,002	(545,015)	10,465
Less: Net (income) loss attributable to noncontrolling interest	—	(1,125)	2,362	(700)
Net income (loss) attributable to Class A Common Stock	$5,330	$17,877	$(542,653)	$9,765

Income (loss) per share of Class A Common Stock:
Basic	$0.02	$0.07	$(1.96)	$0.04
Diluted	$0.02	$0.07	$(1.96)	$0.04
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(545,015)	$10,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	194,278	208,672
Stock-based compensation expense	11,136	13,241
Impairment and abandonment expense	630,725	35,682
Deferred tax expense (benefit)	(85,124)	3,665
Net (gain) loss on sale of long-lived assets	(243)	(7)
Non-cash portion of derivative (gain) loss	31,415	9,754
Amortization of debt issuance costs and discount	2,334	1,287
Gain on exchange of debt	(143,443)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	36,065	(22,751)
(Increase) decrease in prepaid and other assets	41	(154)
Increase (decrease) in accounts payable and other liabilities	(47,666)	20,340
Net cash provided by operating activities	84,503	280,194
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(6,113)	(42,264)
Drilling and development capital expenditures	(271,389)	(437,912)
Purchases of other property and equipment	(811)	(4,263)
Proceeds from sales of oil and natural gas properties	1,263	25,919
Net cash used in investing activities	(277,050)	(458,520)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	385,000	155,000
Repayment of borrowings under revolving credit facility	(190,000)	(455,000)
Proceeds from issuance of senior notes	—	496,175
Debt exchange and debt issuance costs	(5,141)	(7,200)
Restricted stock used for tax withholdings	(301)	(332)
Net cash provided by financing activities	189,558	188,643
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,989)	10,317
Cash, cash equivalents and restricted cash, beginning of period	15,543	21,422
Cash, cash equivalents and restricted cash, end of period	$12,554	$31,739
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Cash paid for interest	$36,618	$15,799
Operating lease liability payments:
Cash used in operating activities	4,252	11,487
Cash used in investing activities	2,019	9,906
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$22,474	$128,807
Asset retirement obligations incurred, including revisions to estimates	542	714
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	(3,454)	35,267
Change in Senior Notes from debt exchange
Senior Secured Notes issued in the debt exchange, net of debt discount	106,030	—
2026 Senior Notes extinguished in the debt exchange, net of unamortized debt issue costs	(108,632)	—
2027 Senior Notes extinguished in the debt exchange, net of unamortized discount and debt issue costs	(140,840)	—
Reconciliation of cash, cash equivalents and restricted cash presented on the Consolidated Statements of Cash Flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$7,214	$28,444
Restricted cash(1)	5,340	3,295
Total cash, cash equivalents and restricted cash	$12,554	$31,739

(1)	Included in Prepaid and other current assets and Other noncurrent assets line items in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	280,650	$28	1,034	$—	—	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
Restricted stock issued	1,305	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(406)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(78)	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of Class A common stock under Employee Stock Purchase Plan	59	—	—	—	—	—	230	—	230	—	230
Stock-based compensation	—	—	—	—	—	—	6,409	—	6,409	—	6,409
Net income (loss)	—	—	—	—	—	—	—	(547,983)	(547,983)	(2,362)	(550,345)
Balance at March 31, 2020	281,530	28	1,034	—	—	—	2,982,187	(265,647)	2,716,568	10,219	2,726,787
Restricted stock issued	80	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(83)	—	—	—	—	—	(93)	—	(93)	—	(93)
Stock-based compensation	—	—	—	—	—	—	4,727	—	4,727	—	4,727
Conversion of common stock from Class C to Class A, net of tax	1,034	—	(1,034)	—	—	—	8,011	—	8,011	(10,219)	(2,208)
Net income (loss)	—	—	—	—	—	—	—	5,330	5,330	—	5,330
Balance at June 30, 2020	282,209	$28	—	$—	—	$—	$2,994,832	$(260,317)	$2,734,543	$—	$2,734,543

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Stock-based compensation	—	—	—	—	—		6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	27	12,003	1	—	—	2,839,803	258,426	3,098,257	143,267	3,241,524
Restricted stock issued	4	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(16)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(41)	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	—	—	6,758	—	6,758	—	6,758
Net income (loss)	—	—	—	—	—	—	—	17,877	17,877	1,125	19,002
Balance at June 30, 2019	266,255	$27	12,003	$1	—	$—	$2,846,520	$276,303	$3,122,851	$144,392	$3,267,243

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
The consolidated financial statements include the accounts of the Company and its subsidiary CRP, and CRP’s wholly-owned subsidiaries. Noncontrolling interest represents third-party ownership in CRP and is presented as a component of equity. As of December 31, 2019, the noncontrolling interest ownership of CRP was 0.4%.
On April 2, 2020, the legacy owners of CRP converted all of their remaining 1,034,119 CRP Common Units (and corresponding shares of Class C Common Stock) into Class A Common Stock (the “Conversion”), which eliminated the noncontrolling interest ownership in CRP. As a result, CRP was a wholly-owned subsidiary of Centennial Resource Development, Inc. for the three month period ended June 30, 2020. No cash proceeds were received by the Company in connection with the Conversion, and deferred tax expense of $2.2 million was recorded in equity with an offsetting deferred tax liability for the same amount, upon conversion.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests for long-lived assets; (iii) impairment expense of unproved properties; (iv) depreciation, depletion and amortization; (v) asset retirement obligations; (vi) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vii) accrued revenues and related receivables; (viii) accrued liabilities; (ix) valuation of derivatives; and (x) deferred income taxes.
Income Taxes
Historically, CRP has been treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CRP was not subject to U.S. federal and certain state and local income taxes, and any taxable income or loss generated by CRP was passed through to and included in the taxable income or loss of its members, including Centennial Resource Development, Inc., on a pro rata basis. Following the Conversion, CRP is no longer a partnership for tax purposes. As a result, the deferred tax assets and liabilities previously recorded within the partnership, and previously reported by the Company as a net deferred tax balance related to its investment in the CRP partnership, are now directly included within the Company’s

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

deferred tax assets and liabilities. Further, the Company is now subject to U.S. federal and applicable state and local income taxes for its entire consolidated taxable income or loss.
Income tax expense recognized during interim periods is based on applying an estimated annual effective income tax rate to the Company’s year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various state jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information becomes known or as the tax environment changes.
During the first half of 2020, the Company determined that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets in the amount of $49.7 million was recognized as of June 30, 2020, which caused the Company’s provision for income taxes for the three and six months ended June 30, 2020 to differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss.
Risks and Uncertainties
The prices received for oil, natural gas and NGL production heavily influence the Company’s revenue, profitability, liquidity, access to capital, future rate of growth and carrying value of its properties. Oil, natural gas and NGLs are commodities, and their prices have been volatile in response to recent changes in global and domestic supply, the global COVID-19 pandemic and demand, and market uncertainty. The Company generally funds its operations and capital expenditures with its cash flows from operations, borrowings under CRP’s credit agreement, and offerings of debt and equity securities. The Company expects to be able to fund its operations, planned capital expenditures and working capital requirements during the next 12 months and the foreseeable future. However, continued volatility of oil and gas prices could have an adverse effect on the Company’s future business, financial condition, results of operations, operating cash flows, liquidity, production levels and quantities of oil and gas reserves that may be economically produced, which could in turn impact the Company’s ability to comply with the financial covenants under its borrowing agreements and could also limit the amount of borrowings available to fund the Company’s capital expenditures and potential acquisitions. Additionally, if forward prices decline, the Company could incur additional impairments of its oil and gas assets.
Note 2—Property Divestiture
On February 24, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) to sell certain of its water disposal assets. On May 15, 2020, the Agreement was terminated after the purchaser failed to close the transaction as set forth in the Agreement.
The purchaser deposited $10.0 million of cash in an escrow account (the “Deposit”) which, in the event of termination, was to be distributed to the Company or the purchaser in accordance with the remedy provisions of the Agreement. Centennial believes it has a right to receive the Deposit, pursuant to the terms of the Agreement. However, the purchaser advised the Company that it disputes this position, and as a result, the distribution of the Deposit is under ongoing litigation between the Company and the purchaser.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accrued oil and gas sales receivable, net	$41,525	$76,578
Joint interest billings, net	22,451	25,136
Other	119	198
Accounts receivable, net	$64,095	$101,912

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2020	December 31, 2019
Accounts payable	$8,754	$21,484
Accrued capital expenditures	18,765	83,002
Revenues payable	42,633	82,539
Accrued interest	15,466	19,405
Accrued derivative settlements payable	11,569	—
Accrued employee compensation and benefits	6,167	12,979
Accrued expenses and other	19,006	24,900
Accounts payable and accrued expenses	$122,360	$244,309

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Credit Facility due 2023	$370,000	$175,000

8.00% Senior Secured Notes due 2025	127,073	—
5.375% Senior Notes due 2026	289,448	400,000
6.875% Senior Notes due 2027	356,351	500,000
Unamortized debt issuance costs on Senior Notes	(13,646)	(14,061)
Unamortized debt discount	(23,183)	(3,550)
Senior Notes, net	736,043	882,389

Total long-term debt, net	$1,106,043	$1,057,389

Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP, as borrower, and the Company, as parent guarantor, entered into the second and third amendments to the Credit Agreement (the “2020 Amendments”), which, among other things, established a new borrowing base and level of elected commitments of $700.0 million. The 2020 Amendments that the lenders approved also permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (defined below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of June 30, 2020, the Company had $370.0 million in borrowings outstanding and $290.0 million in available borrowing capacity, which was net of $8.2 million in letters of credit outstanding and the availability blocker of $31.8 million.
The amount available to be borrowed under CRP’s Credit Agreement is equal to the lesser of (i) the borrowing base less the availability blocker, (ii) aggregate elected commitments, which was set at $700.0 million pursuant to the 2020 Amendments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of June 30, 2020, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 100 to 200 basis

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

points as of June 30, 2020, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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
CRP’s Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding any current portion of long-term debt due under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0;
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as also defined in the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.00 to 1.00, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2020 and through the filing of this Quarterly Report.
Senior Unsecured Note Debt Exchange
On May 22, 2020, CRP completed its private exchange of debt pursuant to which a $254.2 million aggregate principal amount of Senior Unsecured Notes (defined below) was validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”).
Whether a debt exchange should be accounted for pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC Topic 470-50, Modifications and Extinguishments, requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty. As it was determined that Centennial was not experiencing financial difficulty and could obtain funds at market rates it could afford (i.e. non-investment grade but nontroubled debtor rates), the Company’s Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, a gain on the exchange of debt of $143.4 million was recognized in the Consolidated Statement of Operations, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of new Senior Secured Notes issued, net of their associated debt discount of $21.0 million (which was based on the notes’ estimated fair value on the exchange date).
Senior Secured Notes
In connection with the Debt Exchange, on May 22, 2020, the Company issued $127.1 million aggregate principal amount of Senior Secured Notes. The Senior Secured Notes were recorded at their fair value on the date of issuance equal to 83.44% of par (a debt discount of $21.0 million) and net of their associated debt issuance costs of $4.2 million. The Senior Secured Notes bear interest at an annual rate of 8.00% and are due on June 1, 2025. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2020.
The Senior Secured Notes are guaranteed, subject to certain exceptions, by the Company and each of CRP’s subsidiaries and are secured on a second-priority basis (subject in priority only to certain exceptions) by substantially all of the assets of CRP and the Company, including deposit accounts and substantially all proved reserves and undeveloped acreage.
The Company has the option to redeem all (but not less than all) of the Senior Secured Notes, at any time prior to May 22, 2021 on a single occasion, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, if such redemption is made entirely with proceeds from equity offerings or the issuance of unsecured indebtedness.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At any time prior to June 1, 2022, the Company has the option to redeem the Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes redeemed plus accrued and unpaid interest and a “make-whole” premium. The Senior Secured Notes are redeemable at the Company’s option, in whole or in part, at any time on or after June 1, 2022, at specified redemption prices, together with accrued and unpaid interest. In addition, at any time prior to June 1, 2022, the Company may redeem up to 35% of the aggregate principal amount of each of the Senior Secured Notes, including any permitted additional Senior Secured Notes, with an amount of cash not greater than the net proceeds of certain equity offerings at a redemption price equal to 108% of the principal amount of such Senior Secured Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of June 30, 2020, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of June 30, 2020, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility.
At any time prior to January 15, 2021 (for the 2026 Senior Notes) and April 1, 2022 (for the 2027 Senior Notes), the “Optional Redemption Dates,” CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of either series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes) and 106.875% (for the 2027 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
At any time prior to the Optional Redemption Dates, CRP may, on any one or more occasions, redeem all or a part of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after the Optional Redemption Dates, CRP may redeem the Senior Unsecured Notes, in whole or in part, at redemption prices expressed as percentages of principal amount plus accrued and unpaid interest to the redemption date.
Senior Notes
The following section discusses the general terms of the indentures applicable to the Company’s Senior Unsecured Notes and the Senior Secured Notes (collectively, the “Senior Notes”).
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2020 and through the filing of this Quarterly Report.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the six months ended June 30, 2020:

(in thousands)
Asset retirement obligations, beginning of period	$16,874
Liabilities incurred and acquired	630
Liabilities divested and settled	(34)
Accretion expense	538
Revisions to estimated cash flows	59
Asset retirement obligations, end of period	$18,067

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
Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which authorized an aggregate of 16,500,000 shares of Class A Common Stock for issuance. On April 29, 2020, the stockholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Class A Common Stock authorized for issuance by 8,250,000 shares. As of June 30, 2020, the Company had 14,763,345 shares of Class A Common Stock available for future grants. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units, stock appreciation rights and other stock or cash-based awards.
During the three months ended June 30, 2020, as a result of the decline in crude oil and natural gas prices, ongoing uncertainty regarding the oil supply-demand macro environment and the related suspension of the Company’s drilling and completion activities, the Company implemented a reduction to its workforce. In connection with this reduction, the Compensation Committee of the Company’s Board of Directors approved an accelerated partial vesting of certain unvested stock options and restricted stock awards held by 32 of the terminated employees. The acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC Topic 718, Compensation-Stock Compensation. The modification resulted in a decrease to total stock-based compensation expense of $2.5 million associated with the decrease in the fair value of the modified awards compared to the original awards’ fair value. The shares and options that were accelerated are included within the vested line item in the below tables.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration expense in the Consolidated Statements of Operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Restricted stock awards	$3,387	$3,408	$7,741	$6,590
Stock option awards	291	2,625	1,275	5,209
Performance stock units	1,003	725	2,006	1,442
Other stock-based compensation expense(1)	46	—	114	—
Total stock-based compensation expense	$4,727	$6,758	$11,136	$13,241

(1)
Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of June 30, 2020, the Company had 1,940,801 shares of Class A Common Stock available for future issuance.

Restricted Stock
The following table provides information about restricted stock activity during the six months ended June 30, 2020:

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2019	4,838,996	$8.51
Granted	1,385,235	2.53
Vested	(540,402)	8.52
Forfeited	(757,975)	5.81
Unvested balance as of June 30, 2020	4,925,854	6.90

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based on the closing market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted during the period was $2.53 and $12.48 per share for the six months ended June 30, 2020 and 2019, respectively. The total fair value of restricted stock awards that vested during the six months ended June 30, 2020 and 2019 was $4.6 million and $1.5 million, respectively, and includes awards with vesting terms that were accelerated as discussed above. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2020 was $21.7 million, which the Company expects to recognize over a weighted average period of 1.9 years.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock option awards for the periods presented:

	Six Months Ended June 30,
	2020	2019
Weighted average grant-date fair value per share	$1.16	$4.77
Expected term (in years)	6	6
Expected stock volatility	86%	46%
Dividend yield	—%	—%
Risk-free interest rate	1.0%	2.4%

The following table provides information about stock option awards outstanding during the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,764,167	$15.99
Granted	124,000	2.13
Exercised	—	—
Forfeited	(94,409)	13.99
Expired	(2,086,164)	16.34
Outstanding as of June 30, 2020	2,707,594	15.15	6.4	$40
Exercisable as of June 30, 2020	2,136,070	15.95	5.9	$—

The total fair value of stock options that vested during the six months ended June 30, 2020 and 2019 was $4.2 million and $4.1 million, respectively, and includes awards with vesting terms that were accelerated as discussed above. There were no stock options exercised during either the six months ended June 30, 2020 or 2019. As of June 30, 2020, there was $1.8 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 1.4 years.
Performance Stock Units
During the six months ended June 30, 2020 and 2019, there was no significant performance stock units activity. As of June 30, 2020, there was $3.7 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.6 years.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of swap contracts the Company had in place as of June 30, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps	July 2020 - September 2020	2,300,000	25,000	$26.83
	October 2020 - December 2020	1,196,000	13,000	38.89

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	July 2020 - September 2020	1,472,000	16,000	$0.52
	October 2020 - December 2020	874,000	9,500	0.61

(1)	These crude oil swap transactions are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps	July 2020 - September 2020	2,760,000	30,000	$2.03
	October 2020 - December 2020	2,150,000	23,370	2.40
	January 2021 - March 2021	1,800,000	20,000	2.68

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	July 2020 - September 2020	2,760,000	30,000	$(1.62)
	October 2020 - December 2020	930,000	10,109	(1.62)

(1)	These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable settlement period.
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
The following table presents the impact of the Company’s derivative instruments in its Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net gain (loss) on derivative instruments	$(29,857)	$2,128	$(38,362)	$(3,743)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2020
Derivative Assets
Commodity contracts	Current assets - Derivative instruments	$2,861	$(2,861)	$—
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	34,601	(2,861)	31,740

		December 31, 2019
Derivative Liabilities
Commodity contracts	Current liabilities - Derivative instruments	$325	$—	$325

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Fair Value Measurements
Recurring Fair Value Measurements
The Company follows ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2020
Total assets	$—	$—	$—
Total liabilities	—	31,740	—
December 31, 2019
Total assets	$—	$—	$—
Total liabilities	—	325	—

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company calculates the estimated fair values of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management.
The impairment test performed by the Company indicated that a proved property impairment had occurred with respect to certain of its oil and gas fields, and therefore a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value was recorded. Proved oil and natural gas properties with a previous carrying value of $771.4 million were partially written down to their fair value of $179.6 million, resulting in a non-cash impairment charge of $591.8 million being recorded in the first quarter of 2020. All of the Company’s proved oil and gas properties were included in the impairment assessment performed as of March 31, 2020. Two of the Company’s fields were subject to an impairment write-down as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. There were no triggering event identified as of June 30, 2020 or 2019 and therefore the Company did not recognize any impairment write-downs with respect to its proved property for the three months ended June 30, 2020 and for the three and six months ended June 30, 2019. Impairment expense for proved properties is presented as part of Impairment and Abandonment Expense in the Consolidated Statements of Operations.
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
Senior Secured Notes. The Company’s Senior Secured Notes were measured and recorded at their fair value on the date of issuance equal to 83.44% of par. The fair value was determined utilizing the Black-Derman-Toy binomial lattice model, which is a one-factor binomial lattice model that determines the future evolution of the relevant yields. For each node on the lattice, it is determined whether it is preferable to redeem, or not, based on the yields. The model utilizes both a yield curve and a yield volatility as of the valuation date, both of which are estimated based on yields of comparable debt instruments and are inputs that are not observable for the Senior Secured Notes for the term of the debt instrument (a Level 3 classification in the fair value hierarchy). The fair value was measured by the model using the following inputs: (i) the treasury yield curve as of the valuation date, (ii) 12% credit spread, (iii) 45% yield volatility, and (iv) a corporate credit rating of B. The Company has not elected the fair value option, which would require remeasurement at fair value each period, to account for this debt instrument.
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities.
The Company’s Senior Notes and borrowings under its credit agreement are accounted for at cost, and the cost basis of the Company’s Senior Secured Notes issued in the Debt Exchange was measured based on their fair value on the date of the exchange, as discussed above. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	June 30, 2020			December 31, 2019
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit facility due 2023(1)	$370,000	$370,000	$370,000	$175,000	$175,000	$175,000
8.00% Senior Secured Notes due 2025(2)	102,109	127,073	108,012	—	—	—
5.375% Senior Notes due 2026(2)	284,485	289,448	144,724	392,623	400,000	394,480
6.875% Senior Notes due 2027(2)	349,449	356,351	178,176	489,766	500,000	520,000

(1)
The carrying values of the amounts outstanding under CRP’s credit agreement approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.

(2)
The carrying values include associated unamortized debt issuance costs and any debt discounts as reflected in the Consolidated Balance Sheets. The fair values are determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy, and are based on the aggregate principal amount of the Senior Notes outstanding.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested restricted stock and performance stock units, outstanding stock options, withholding amounts from employee stock purchase plan and warrants using the treasury stock method, and (ii) the Company’s Class C Common Stock outstanding prior to the Conversion using the “if-converted” method, which is net of tax.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to Class A Common Stock	$5,330	$17,877	$(542,653)	$9,765
Add: Income from conversion of Class C Common Stock	—	735	—	442
Adjusted net income (loss) attributable to Class A Common Stock	$5,330	$18,612	$(542,653)	$10,207

Basic weighted average shares of Class A Common Stock outstanding	277,133	264,378	276,543	264,397
Add: Dilutive effects of potential common stock	75	14	—	15
Add: Dilutive effects of conversion of Class C Common Stock	—	12,003	—	12,003
Diluted weighted average shares of Class A Common Stock outstanding	277,208	276,395	276,543	276,415

Basic net earnings (loss) per share of Class A Common Stock	$0.02	$0.07	$(1.96)	$0.04
Diluted net earnings (loss) per share of Class A Common Stock	$0.02	$0.07	$(1.96)	$0.04

The Company recognized a net loss during the six months ended June 30, 2020. As a result, all potential common shares were anti-dilutive and were excluded from the calculation of diluted net earnings per share. The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Out-of-the-money stock options	4,696	4,667	4,756	4,612
Restricted stock	5,066	1,758	5,125	1,629
Employee Stock Purchase Plan	—	—	139	—
Weighted average shares of Class C Common Stock	11	—	523	—
Warrants	8,000	8,000	8,000	8,000

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10—Transactions with Related Parties
Riverstone and its affiliates (“Riverstone”) beneficially own a more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the terms of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties. The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as presented in the Consolidated Statements of Operations for the periods indicated as well as the related net receivables outstanding as of the balance sheet dates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Oil and gas sales	$574	$1,189	$1,662	$1,796
Gathering, processing and transportation expenses	1,109	609	2,062	926

(in thousands)	June 30, 2020	December 31, 2019
Receivable from (payable to) Lucid(1)	$(367)	$91

(1) Represents amounts due from or payable to Lucid and are presented net of unpaid processing fees as of the indicated period end date.
Senior Secured Notes
During 2020, Riverstone acquired an aggregate of $100.7 million and $111.9 million of the Company’s 2026 Senior Notes and 2027 Senior Notes, respectively, in open market purchases. Subsequently, on May 22, 2020, Riverstone participated in the Company’s Debt Exchange, discussed in Note 4—Long-Term Debt, and exchanged all of its Senior Unsecured Notes for $106.3 million of the Company’s Senior Secured Notes. Riverstone’s participation in the Debt Exchange represented $106.3 million (or 74%) of the total extinguishment gain recognized in the consolidated statements of operations.
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the six months ended June 30, 2020, the Company amended one of its firm crude oil sales agreements, which moved the start date of its physical delivery commitments of 30,000 Bbls/d from 2020 to January 1, 2021, and affirmed May 31, 2025 as the end of the initial term of the agreement. There has been no other material, non-routine changes in commitments during the six months ended June 30, 2020. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2019 Annual Report.
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
Note 12—Revenues
Revenue from Contracts with Customers
Crude oil, natural gas and NGL sales are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Virtually all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized prices of oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the Consolidated Statements of Operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues (in thousands):
Oil sales	$73,100	$214,305	$243,605	$389,859
Natural gas sales	8,787	8,088	17,145	20,585
NGL sales	8,622	21,846	22,528	48,364
Oil and gas sales	$90,509	$244,239	$283,278	$458,808

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, such receivable balances were $41.5 million and $76.6 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the six months ended June 30, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
Transaction price allocated to remaining performance obligations
For the Company’s product sales that have a contract term greater than one year, the Company has utilized the practical expedient in ASC Topic 606, Revenue from contracts with Customers, which states the Company is not required to disclose the transaction price allocated to the remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, monthly sales of a product generally represent a separate performance obligation. Therefore, future commodity volumes to be delivered and sold are wholly unsatisfied, and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.
Note 13—Leases
At contract inception, the Company determines whether or not an arrangement contains a lease. However, in connection with the implementation of ASC Topic 842, Leases (“ASC 842”), this assessment was made as of the adoption date of ASC 842. Upon determination of a lease, a lease right-of-use (“ROU”) asset and related liability are recorded based on the present value of the future lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make future lease payments arising from the lease.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of June 30, 2020, these leases have remaining lease terms ranging from two months to two years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the Consolidated Balance Sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
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

As of June 30, 2020
Weighted-average discount rate	4.76%
Weighted-average remaining lease term (years)	1.45

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Lease costs(1)
Operating lease cost	$1,595	$10,806	$6,271	$21,393
Variable lease cost	3,669	703	5,021	1,504
Short-term lease cost(2)	12,217	16,684	31,827	28,908
Total lease cost	$17,481	$28,193	$43,119	$51,805

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

(2)
Includes drilling rig lease costs of $4.6 million and $15.8 million for the three and six months ended June 30, 2020, which may not necessarily be recurring in these amounts in the near-term based on the Company’s reduction in its drilling plan.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of June 30, 2020 are as follows:

(in thousands)	Total(2)
2020(1)	$2,211
2021	3,178
2022	425
Total lease payments	5,814
Less: imputed interest	(440)
Present value of lease liabilities (3)	$5,374

(1)	Excludes payments made during the six months ended June 30, 2020.

(2)	Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.

(3)
Of the total present value of lease liabilities, $3.6 million was recorded to current Operating lease liabilities and $1.8 million was recorded in noncurrent Operating lease liabilities in the Consolidated Balance Sheets as of June 30, 2020.

Note 14—Subsequent Events
In July 2020, the Company redeemed its one outstanding share of Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), held by NGP X US Holdings, L.P. (“NGP”), a former indirect equity owner of CRP. The Series A Preferred Stock became redeemable by the Company as NGP ceased to own at least 5,000,000 shares of Class A Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes, continued and future impacts of Coronavirus Disease 2019 (“COVID-19”) and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our 2019 Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Market Conditions
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there has been a significant decline in commodity prices starting in the first quarter of 2020. However, during the second quarter of 2020, OPEC and other oil producing countries agreed to reduce their crude oil production and then extend such production cuts through at least August of 2020, while U.S. producers substantially reduced or suspended drilling activity, and in most cases curtailed production, due to low oil prices and poor economics. These actions have aided in a partial recovery of global commodity prices. Specifically, WTI spot prices for crude oil fell to a low of negative ($37.63) on April 20, 2020 (due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma) and have since partially recovered to a high of $40.46 on June 22, 2020.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile and fluctuate due to global supply and demand, inventory levels, the continued effects from COVID-19, geopolitical events, weather conditions and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00
Natural gas (per MMBtu)	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65
A sustained drop in oil, natural gas and NGL prices, such as those we have experienced in the first half of 2020, will not only decrease our revenues on a per unit basis but can also reduce the amount of oil, natural gas and NGLs that we can produce economically and therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices (including realized differentials) and lower futures curves for oil and gas prices, can also result in further impairments of our proved oil and natural gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity and/or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement (such as the reduction discussed below under “Financing Highlights”), which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, the lower price environment and its impact to our operations could impact our ability to comply with the covenants under our credit agreement and senior notes.
COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, contractors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while the vast majority of our non-operational employees worked remotely during the months of March and April but have started to report back to our offices on a limited basis starting in mid-May. We have taken various precautionary measures with respect to our operational employees and employees who return to our offices such as (i) requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site or office, (ii) self-quarantining any employees who have shown signs of COVID-19 (regardless of whether such employee has been confirmed to be infected), and (iii) imposing social distancing requirements on work sites and at our offices, that are in accordance with the guidelines released by the Center for Disease Control as well as local and state authorities. We have not experienced any operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak.
2020 Highlights and Future Considerations
The changes in the macro environment and related volatility in commodity prices that occurred during the first half of 2020 discussed above have significantly impacted our results of operations for the three and six months ended June 30, 2020, and we believe that our future operating results and near-term financial condition will continue to be impacted, until such time that oil supply and demand dynamics stabilize. Further, our results of operations for the three and six months ended June 30, 2020 discussed within this Quarterly Report will likely not be indicative of our operating results for the remainder of 2020 due to the timing of operational changes and continued volatility of commodity prices.
Operational Highlights
We operated a five-rig drilling program during the majority of the first quarter of 2020, which enabled us to complete and bring online 26 gross operated wells with an average effective lateral length of approximately 7,200 feet during the first half of 2020.
Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we suspended all drilling and completion activities in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no rigs in operation for the remainder of the second quarter. In addition, given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our production volumes. Specifically, we curtailed approximately 20% of our production during the month of May, but were able to bring the majority of our production back online in June, with minimal incremental cost as crude oil prices recovered. Additionally, the Company filled its on-site tank batteries with crude oil during May in order to minimize the amount of shut-in volumes, ultimately selling these barrels in June at higher prices. The potential for any future curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage or transportation constraints, and contractual obligations. As substantially all of our revenues are generated by the production and sale of hydrocarbons, the curtailment or shut-in of our production could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Financing Highlights
On May 22, 2020, we completed an opportunistic private exchange of our debt pursuant to which $110.6 million aggregate principal amount of CRP’s 5.375% senior notes due 2026 (the “2026 Senior Notes”) and $143.7 million aggregate principal amount of CRP’s 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes, the “Senior Unsecured Notes”) were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”). This transaction resulted in the removal of $127.1 million in principal amount of Senior Unsecured Notes from the long-term debt balance in our Consolidated Balance Sheets.
On May 1, 2020, we entered into amendments to CRP’s amended and restated credit agreement (the “2020 Amendments”) with the lenders to our existing credit agreement. Pursuant to the 2020 Amendments, the borrowing base and level of elected commitments were reduced to $700.0 million. The 2020 Amendments that the lenders approved permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange, and they implemented an availability blocker of $31.8 million equal to 25% of the newly issued and outstanding Senior Secured Notes. Among other things, the Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the existing credit agreement) through year-end 2021 and introduced a new financial covenant testing the ratio of first lien debt to EBITDAX.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$73,100	$214,305	$(141,205)	(66)%
Natural gas sales	8,787	8,088	699	9%
NGL sales	8,622	21,846	(13,224)	(61)%
Oil and gas sales	$90,509	$244,239	$(153,730)	(63)%

Average sales prices:
Oil (per Bbl)	$21.47	$54.63	$(33.16)	(61)%
Effect of derivative settlements on average price (per Bbl)	(1.60)	(0.18)	(1.42)	(789)%
Oil net of hedging (per Bbl)	$19.87	$54.45	$(34.58)	(64)%

Average NYMEX price for oil (per Bbl)	$28.00	$59.81	$(31.81)	(53)%
Oil differential from NYMEX	(6.53)	(5.18)	(1.35)	(26)%

Natural gas (per Mcf)	$0.87	$0.81	$0.06	7%
Effect of derivative settlements on average price (per Mcf)	(0.14)	0.71	(0.85)	(120)%
Natural gas net of hedging (per Mcf)	$0.73	$1.52	$(0.79)	(52)%

Average NYMEX price for natural gas (per Mcf)	$1.65	$2.51	$(0.86)	(34)%
Natural gas differential from NYMEX	(0.78)	(1.70)	0.92	54%

NGL (per Bbl)	$7.72	$16.24	$(8.52)	(52)%

Net production:
Oil (MBbls)	3,404	3,922	(518)	(13)%
Natural gas (MMcf)	10,140	9,954	186	2%
NGL (MBbls)	1,116	1,346	(230)	(17)%
Total (MBoe)(1)	6,210	6,927	(717)	(10)%

Average daily net production:
Oil (Bbls/d)	37,411	43,105	(5,694)	(13)%
Natural gas (Mcf/d)	111,419	109,392	2,027	2%
NGL (Bbls/d)	12,264	14,785	(2,521)	(17)%
Total (Boe/d)(1)	68,245	76,122	(7,877)	(10)%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended June 30, 2020 were $153.7 million (or 63%) lower than total net revenues for the three months ended June 30, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.

Average realized sales prices for oil and NGLs decreased in the second quarter of 2020 compared to the same 2019 period. The average price for oil before the effects of hedging decreased 61% and the average price for NGLs decreased 52% between periods. The 61% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 53%) and wider oil differentials (an increase of $1.35 per Bbl). The 52% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the second quarter of 2020 as compared to the second quarter of 2019. Conversely, the average price for natural gas before the effects of hedging increased 7% in the second quarter 2020 compared to the same 2019 period. This increase was mainly due to improved gas differentials (a decrease of $0.92 per Mcf), which was largely offset by lower average NYMEX gas prices between periods (average NYMEX prices decreased $0.86 per Mcf). The improvement in gas differentials is the result of higher natural gas prices realized in West Texas as several producers shut-in wells and curtailed production in the Permian Basin during the second quarter and as new pipelines have been placed into service. These pipelines have provided relief from gas pipeline takeaway capacity constraints experienced in 2019. The market prices for oil, natural gas and NGLs were significantly impacted by lower demand globally for oil and gas as a result of COVID-19 as well as commodity supply disruptions, both of which combined resulted in significant price declines starting in March 2020, as discussed in the market conditions section above.
Net production volumes for oil and NGLs decreased 13% and 17%, respectively, while natural gas increased 2% between periods. The crude oil production volume decrease was the result of (i) the temporary suspension of our drilling and completion activity in the second quarter of 2020, which resulted in only four new wells completed and brought online during the period as compared to 20 wells completed and brought online in the second quarter of 2019; (ii) the curtailment of a portion of our production during the month of May in the second quarter of 2020; and (iii) normal field production declines across our existing wells. These production decreases were partially offset by 70 gross operated wells placed on production in the Delaware Basin since the second quarter of 2019, which added 1,604 MBbls of net oil production to the three months ended June 30, 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the second quarter of 2020, the main processor of our raw gas operated in partial ethane-rejection for two-thirds of the quarter, as compared to operating in full ethane-recovery during the entire 2019 period. As a result, we sold an increased amount of natural gas from our wet gas stream and recovered fewer NGLs during the 2020 period, resulting in an increase (2%) in natural gas volumes and a decrease (17%) in NGL volumes between periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$25,839	$34,885	$(9,046)	(26)%
Severance and ad valorem taxes	5,696	17,186	(11,490)	(67)%
Gathering, processing and transportation expenses	17,284	16,243	1,041	6%
Operating costs per Boe:
Lease operating expenses	$4.16	$5.04	$(0.88)	(17)%
Severance and ad valorem taxes	0.92	2.48	(1.56)	(63)%
Gathering, processing and transportation expenses	2.78	2.34	0.44	19%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2020 decreased $9.0 million compared to the three months ended June 30, 2019. Lower LOE for the second quarter of 2020 was primarily related to a $7.6 million decrease in workover expense between periods as a result of lower workover activity and a $1.4 million decrease in variable and semi-variable operating costs as a result of lower production activity between periods.
LOE on a per Boe basis decreased when comparing the second quarter of 2020 to the same 2019 period. LOE per Boe was $4.16 for the second quarter of 2020, which represents a decrease of $0.88 per Boe (or 17%) from the second quarter of 2019. This decrease in rate was mainly due to the lower level of workover activity, discussed above, as well as cost reduction initiatives we have undertaken such as lowering contract labor costs and decreasing monthly equipment rentals, which were achieved by moving multiple wells off generators to more efficient electrical line-power. These decreases were partially offset by per BOE cost increases associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production such as (i) monthly rental fees for compressors and electric submersible pumps (“ESPs”), and (ii) wellhead chemical costs.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2020 decreased $11.5 million compared to the three months ended June 30, 2019. Severance taxes are primarily based on the market value of production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues decreased to 6.3% for the second quarter of 2020 as compared to 7.0% for the same 2019 period. This decrease in rate between periods was mainly due to (i) lower severance paid on the taxable values of natural gas and (ii) $0.3 million in tax credits received on wells designated “high cost gas” by the state of Texas.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended June 30, 2020 increased $1.0 million as compared to the three months ended June 30, 2019 primarily due to a $2.4 million decrease in reimbursements (net of related fees) received from third parties for their usage of our available firm transport (“FT”) capacity. This was partially offset by a $1.3 million decrease in plant processing, transportation and gathering fees incurred between periods, which cost reductions were associated with lower NGL and oil production volumes between periods.
On a per Boe basis, GP&T increased from $2.34 for the second quarter of 2019 to $2.78 per Boe for the second quarter of 2020. On a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) the Boe rate likewise increased between periods to $6.16 from $5.41 for the three months ended June 30, 2020 and 2019, respectively. These rate increases were mainly attributable to the decrease in FT reimbursements (net of related fees) received from third parties as discussed above.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended June 30,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$93,020	$112,114
Depreciation, depletion and amortization per Boe	$14.98	$16.18
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. For the three months ended June 30, 2020, DD&A expense amounted to $93.0 million, a decrease of $19.1 million over the same 2019 period. The primary factor contributing to lower DD&A expense in 2020 was the decrease in our overall production volumes between periods, which decreased DD&A expense by $11.5 million during the first half of 2020, while lower DD&A rates between periods lowered DD&A expense by $7.6 million.
DD&A per Boe was $14.98 for the second quarter of 2020 compared to $16.18 for the same period in 2019. The decrease in the DD&A rate was primarily due to the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million. The effect of this impairment, however, was partially offset by downward revisions in our proved reserves during the second quarter, mainly due to lower SEC pricing and a higher level of infrastructure costs incurred in the trailing twelve months, which have no associated proved reserve adds.
Impairment and Abandonment Expense. During the three months ended June 30, 2020, $19.4 million of impairment and abandonment expense was incurred related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
During the three months ended June 30, 2019, $4.4 million of abandonment expense was incurred related to undeveloped leasehold acreage that expired after efforts to extend, sell or trade these leases were unsuccessful.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020	2019
Geological and geophysical costs	$1,081	$3,179
Rig termination fees	1,547	—
Severance payments	722	—
Stock-based compensation	457	682
Other expenses	244	—
Exploration expense	$4,051	$3,861

Exploration expense was $4.1 million for the three months ended June 30, 2020 compared to $3.9 million for the three months ended June 30, 2019. Exploration expense mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, and salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to the $1.5 million in rig termination fees incurred in the second quarter of 2020 as a result of reducing our operated drilling activity in April of 2020 and $0.7 million in nonrecurring severance payments to G&G personnel, resulting from our workforce reduction that was announced in the second quarter of 2020 (as further described below under General and Administrative Expenses). These increases were partially offset by $1.5 million in higher costs incurred on G&G projects and seismic studies in the 2019 period and $0.6 million in lower ongoing G&G personnel costs in the 2020 period associated with the workforce reduction referred to above.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020	2019
Cash general and administrative expenses	$10,840	$12,359
Stock-based compensation	4,270	6,076
Severance payments	2,884	—
General and administrative expenses	$17,994	$18,435
G&A expenses for the three months ended June 30, 2020 were $18.0 million compared to $18.4 million for the three months ended June 30, 2019. The lower G&A expenses incurred in the second quarter of 2020 was primarily the result of a reduction to our workforce and reduced salaries for the employees that remained, effective on May 1, 2020. These two factors combined resulted in (i) a $2.0 million decrease in employee payroll costs between periods, and (ii) a $1.8 million decrease in stock compensation expense, primarily related to reduced values of share awards modified and credits for shares forfeited, both in the workforce reduction (refer to Note 6—Stock-Based Compensation for additional information regarding the stock modification). These decreases were partially offset by nonrecurring charges incurred during the three months ended June 30, 2020 related to (i) $2.9 million in severance payments to G&A employees included in the workforce reduction, and (ii) $0.5 million of transaction costs that were expensed when the water disposal asset sale was terminated, which is included in cash G&A (see Note 2—Property Divestiture for additional information).
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020	2019
Credit facility	$3,159	$879
8.00% Senior Secured Notes due 2025	1,129	—
5.375% Senior Unsecured Notes due 2026	4,732	5,375
6.875% Senior Unsecured Notes due 2027	7,524	8,594
Amortization of debt issuance costs and discount	1,535	775
Interest capitalized	(708)	(1,186)
Total	$17,371	$14,437
Interest expense was $2.9 million higher for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to $2.3 million in increased interest expense incurred on our credit facility due to increased borrowings outstanding under the facility and $0.8 million in higher amortization related to debt issuance costs and debt discount recognized in connection with the Debt Exchange.
Our weighted average borrowings outstanding under our credit facility were $344.7 million versus $13.2 million for the three months ended June 30, 2020 and 2019, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.1% and 4.0% for the three months ended June 30, 2020 and 2019, respectively, as a result of lower LIBOR in the second quarter of 2020 versus the prior year quarter.

Gain on exchange of debt. A gain of $143.4 million was recognized for the three months ended June 30, 2020 related to our opportunistic Debt Exchange that was executed in the second quarter of 2020. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value at the date of issuance of our newly issued Senior Secured Notes. Refer to Note 4—Long-Term Debt for additional information regarding the gain on exchange of debt.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts entered into and (ii) monthly settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2020	2019
Settlement gains (losses)	$(6,894)	$6,388
Non-cash mark-to-market derivative gain (loss)	(22,963)	(4,260)
Total	$(29,857)	$2,128
Income Tax Expense. We recognized income tax benefit of $1.9 million and income tax expense of $5.9 million for the three months ended June 30, 2020 and 2019, respectively. The income tax benefit recognized in the second quarter of 2020 was primarily due to the release of a portion of our deferred tax asset valuation allowance during the period relating to our conversion of Class C to Class A shares during the quarter. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for additional information on the conversion. The income tax expense recognized in the second quarter of 2019 was a result of pre-tax book income of $24.9 million during the period.
Our provisions for income taxes for the three months ended 2020 and 2019 differed from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss or income primarily due to (i) state income taxes; (ii) estimated permanent differences; and (iii) any changes during the period in our deferred tax asset valuation allowance, such as the $5.9 million reduction in the second quarter of 2020 that was mainly due to a discreet item recognized during the period for the decrease in deductions associated with stock award forfeitures and the conversion of Class C shares discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$243,605	$389,859	$(146,254)	(38)%
Natural gas sales	17,145	20,585	(3,440)	(17)%
NGL sales	22,528	48,364	(25,836)	(53)%
Oil and gas sales	$283,278	$458,808	$(175,530)	(38)%

Average sales prices:
Oil (per Bbl)	$33.92	$51.51	$(17.59)	(34)%
Effect of derivative settlements on average price (per Bbl)	(0.76)	(0.20)	(0.56)	(280)%
Oil net of hedging (per Bbl)	$33.16	$51.31	$(18.15)	(35)%

Average NYMEX price for oil (per Bbl)	$37.09	$57.36	$(20.27)	(35)%
Oil differential from NYMEX	(3.17)	(5.85)	2.68	46%

Natural gas (per Mcf)	$0.82	$1.09	$(0.27)	(25)%
Effect of derivative settlements on average price (per Mcf)	(0.07)	0.40	(0.47)	(118)%
Natural gas net of hedging (per Mcf)	$0.75	$1.49	$(0.74)	(50)%

Average NYMEX price for natural gas (per Mcf)	$1.76	$2.69	$(0.93)	(35)%
Natural gas differential from NYMEX	(0.94)	(1.60)	0.66	41%

NGL (per Bbl)	$10.79	$17.99	$(7.20)	(40)%

Net production:
Oil (MBbls)	7,182	7,568	(386)	(5)%
Natural gas (MMcf)	20,855	18,918	1,937	10%
NGL (MBbls)	2,088	2,689	(601)	(22)%
Total (MBoe)(1)	12,746	13,410	(664)	(5)%

Average daily net production:
Oil (Bbls/d)	39,461	41,814	(2,353)	(6)%
Natural gas (Mcf/d)	114,585	104,521	10,064	10%
NGLs (Bbls/d)	11,474	14,856	(3,382)	(23)%
Total (Boe/d)(1)	70,333	74,089	(3,756)	(5)%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the six months ended June 30, 2020 were $175.5 million, or 38%, lower than total net revenues for the six months ended June 30, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.

Average realized sales prices for oil, natural gas and NGLs decreased in the first half of 2020 compared to the same 2019 period. The average price for oil before the effects of hedging decreased 34%, the average price for natural gas before the effects of hedging decreased 25% and the average price for NGLs decreased 40% between periods. The 34% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 35%), which was minimally offset by improved oil differentials (a decrease of $2.68 per Bbl). The average realized sales price of natural gas decreased 25% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 35%), but this decrease was partially offset by improved gas differentials (a decrease of $0.66 per Mcf). The 40% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the first half of 2020 compared to the first half of 2019. The market prices for oil, natural gas and NGLs were all significantly impacted by lower demand globally for oil and gas as a result of COVID-19 as well as commodity supply disruptions, both of which combined resulted in significant price declines starting in March 2020 as discussed in the market conditions section above.
Net production volumes for oil and NGLs decreased 5% and 22%, respectively, while natural gas production volumes increased 10% between periods. The oil production volume decrease was the result of (i) the temporary suspension of our drilling and completion activity in the second quarter of 2020, which resulted in only 26 new wells completed and brought online during the first half of 2020 as compared to 40 wells completed and brought online during the same 2019 period, (ii) the curtailment of a portion of our production during the month of May in the second quarter of 2020, and (iii) normal field production declines across our existing wells. These production decreases were partially offset by 70 operated wells placed on production in the Delaware Basin since the second quarter of 2020, which added 3,207 MBbls of net oil production to the six months ended June 30, 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, except for one month during the first half of 2020, the main processor of our raw gas operated in ethane-rejection as compared to operating in full ethane-recovery during the entire 2019 comparable period. As a result, we sold an increased amount of natural gas from our wet gas stream and recovered fewer NGLs during the 2020 period, resulting in an increase (10%) in natural gas volumes and a decrease (22%) in NGL volumes between periods.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$58,478	$64,747	$(6,269)	(10)%
Severance and ad valorem taxes	22,269	33,306	(11,037)	(33)%
Gathering, processing and transportation expenses	34,223	31,267	2,956	9%
Operating costs per Boe:
Lease operating expenses	$4.59	$4.83	$(0.24)	(5)%
Severance and ad valorem taxes	1.75	2.48	(0.73)	(29)%
Gathering, processing and transportation expenses	2.68	2.33	0.35	15%
Lease Operating Expenses. LOE for the six months ended June 30, 2020 decreased $6.3 million as compared to the six months ended June 30, 2019. Lower LOE for the first half of 2020 was primarily related to a $10.4 million decrease in workover expense between periods as a result of less workover activity. This decrease was offset by a $4.1 million increase in LOE costs associated with our higher well count. We had 381 gross operated horizontal wells as of June 30, 2020 compared to 302 gross operated horizontal wells as of June 30, 2019. The net increase in well count was mainly the result of our drilling activity adding 70 gross operated wells since the second quarter of 2019, which was further adjusted for acquisitions and divestitures.
LOE on a per Boe basis decreased when comparing the first half of 2020 to the same 2019 period. LOE per Boe was $4.59 for the six months ended June 30, 2020, which represents a decrease of $0.24 per Boe (or 5%) from the comparable 2019 period. This decrease in rate was mainly due to the lower level of workover activity, discussed above, as well as cost reduction initiatives we have undertaken such as (i) lowering contract labor costs, (ii) switching wells away from ESP lift to more reliable gas lift, and (iii) decreasing monthly equipment rentals, which were achieved by moving multiple wells off generators to more efficient electrical line-power. These decreases were partially offset by per BOE cost increases in the first half of 2020 compared to the same 2019 period associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production such as (i) wellhead chemical costs, (ii) electricity, (iii) water handling costs, and (iv) monthly rental fees for compressors.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2020 decreased $11.0 million compared to the six months ended June 30, 2019. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance taxes for the first half of 2020 decreased $9.1 million compared to the same 2019 period primarily due to lower oil, natural gas and NGL revenues between periods. Ad valorem taxes also decreased $1.9 million between periods due to lower tax assessments on our oil and gas reserve values. Severance and ad valorem taxes as a percentage of total net revenues increased to 7.9% for the first half of 2020 as compared to 7.3% for the same 2019 period. This increase in rate was due to the ad valorem tax assessment, which while lower between periods (down 20%), declined less than our oil and gas sales which decreased 38% between periods.
Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2020 increased $3.0 million compared to the six months ended June 30, 2019 primarily due to a $5.4 million decrease in reimbursements (net of related fees) received from third parties for their usage of our available FT capacity. This was partially offset by a $2.0 million decrease in plant processing, transportation and gathering fees incurred between periods.
On a per Boe basis, GP&T increased from $2.33 for the first half of 2019 to $2.68 per Boe for the same 2020 period. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate likewise increased between periods to $6.15 from $5.35 for the six months ended June 30, 2020 and 2019, respectively. These rate increases were mainly attributable to a lower amount of FT reimbursements (net of related fees) received from third parties for their usage of our available capacity as referenced above.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Six Months Ended June 30,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$194,278	$208,672
Depreciation, depletion and amortization per Boe	$15.24	$15.56
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. For the six months ended June 30, 2020, DD&A expense amounted to $194.3 million, a decrease of $14.4 million over the same 2019 period. The primary factor contributing to lower DD&A expense in 2020 was the decrease in our overall production volumes between periods, which decreased DD&A expense by $10.2 million during the first half of 2020, while lower DD&A rates between periods lowered DD&A expense by $4.2 million.
DD&A per Boe was $15.24 for the first half of 2020 compared to $15.56 for the same period in 2019. This decrease in DD&A rate was primarily due to the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million. The effect of this impairment, however, was partially offset by downward revisions in our proved reserves during the first half of 2020, mainly due to lower SEC pricing and a higher level of infrastructure costs incurred in the trailing twelve months, which have no associated proved reserve adds.
Impairment and Abandonment Expense. During the six months ended June 30, 2020, $630.7 million of impairment and abandonment expense was incurred related to certain of our oil and natural gas properties. This expense consisted of (i) a $591.8 million non-cash impairment of our proved oil and gas properties as a result of depressed oil, natural gas and NGL commodity prices, and (ii) $38.9 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that the fair value of these assets may be below their carrying value. Fair values of our oil and natural gas properties are estimated using an income approach that is based on the discounted expected future net cash flows from these assets. These valuations are based on inputs which require significant judgment and include estimates of: (i) reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate.
We performed an impairment assessment of all our proved oil and gas properties as of March 31, 2020. Two of our fields were subject to impairment write-downs as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. This impairment assessment was performed using commodity price futures curves as of March 31, 2020. If future oil, natural gas and NGL prices continue to decline to lower levels, or other estimates impacting future net cash flows deteriorate (e.g. reserves, price differentials, future operating and/or development costs), our proved oil and gas properties could be subject to additional impairment write-downs in future periods. We did not recognize any additional impairment write-downs with respect to our proved oil and gas properties for the three months ended June 30, 2020.

During the six months ended June 30, 2019, $35.7 million of impairment and abandonment expense was incurred related to undeveloped leasehold acreage. This expense consisted of (i) $19.1 million related to non-core acreage that expired during the first half of 2019 after efforts to extend, sell or trade these leases were unsuccessful, and (ii) $16.6 million for impaired acreage following an acreage sale initiated in the first quarter of 2019.
Exploration Expense. The following table summarizes our exploration expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Geological and geophysical costs	$3,074	$4,812
Rig termination fees	3,046	283
Stock-based compensation	974	1,282
Severance payments	722	—
Other expenses	244	—
Exploration expense	$8,060	$6,377
Exploration was $8.1 million for the six months ended June 30, 2020 compared to $6.4 million for the same prior year period. Exploration expense mainly consists of topographical studies, G&G projects, and salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily due to (i) rig termination fees that were $2.8 million higher in the first half of 2020, as a result of reducing our operated drilling activity in 2020 and (ii) $0.7 million in nonrecurring severance payments to G&G personnel, resulting from our workforce reduction that was announced in the second quarter of 2020. These increases were partially offset by a $0.9 million decrease in G&G project and seismic study costs between periods and $0.8 million in lower ongoing G&G personnel costs in the 2020 period associated with the workforce reduction.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash general and administrative expenses	$23,818	$24,594
Stock-based compensation	10,162	11,959
Severance payments	2,884	—
General and administrative expenses	$36,864	$36,553
G&A expenses for the six months ended June 30, 2020 were $36.9 million compared to $36.6 million for the six months ended June 30, 2019. The higher G&A expenses incurred in the first half of 2020 were primarily due to nonrecurring charges for (i) $2.9 million of severance payments to G&A employees included in the reduction to our workforce (which was discussed above in the results for the three months ended June 30, 2020) and (ii) $0.5 million in transaction costs that were expensed when the water disposal asset sale was terminated and are included in cash G&A (see Note 2—Property Divestiture for additional information). In addition, cash G&A expenses increased by $0.7 million between periods due to higher software costs, corporate insurance premiums and professional fees. These increases were partially offset by (i) a $1.8 million decrease in stock compensation expense between periods primarily related to modifications and forfeitures of stock awards included in the workforce reduction (refer to Note 6—Stock-Based Compensation for additional information) and (ii) a $1.9 million decrease in employee payroll costs, which was attributable to our workforce reduction as well as compensation decreases taken by employees that remained.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Credit facility	$5,326	$4,611
8.00% Senior Secured Notes due 2025	1,129	—
5.375% Senior Unsecured Notes due 2026	10,106	10,750
6.875% Senior Unsecured Notes due 2027	16,118	10,122
Amortization of debt issuance costs and discount	2,334	1,287
Interest capitalized	(1,221)	(2,173)
Total	$33,792	$24,597
Interest expense was $9.2 million higher for the six months ended June 30, 2020 compared to the same 2019 period. The higher interest expense incurred in the first half of 2020 was mainly due to (i) $6.0 million in increased interest expense related to our 2027 Senior Notes, that were issued in March 2019 and only outstanding for three and half months during the prior year period, (ii) $1.1 million in interest incurred on our Senior Secured Notes issued in May of 2020 in connection with the Debt Exchange, (iii) $1.0 million in higher amortization related to debt issuance costs and debt discount recognized in connection with the Debt Exchange, and (iv) $0.7 million in increased interest expense incurred on our credit facility borrowings. These increases were partially offset by lower interest expense incurred on our Senior Unsecured Notes during the second quarter of 2020, as a result of the Debt Exchange discussed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Our weighted average borrowings outstanding under our credit facility were $311.6 million and $158.0 million for the first half of 2020 and 2019, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.0% and 4.2% for the six months ended June 30, 2020 and 2019, respectively. LIBOR was lower in the first half of 2020 versus the same prior year period.
Gain on exchange of debt. A gain of $143.4 million was recognized for the six months ended June 30, 2020 related to our opportunistic Debt Exchange that was executed in the second quarter of 2020. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value at the date of issuance of our newly issued Senior Secured Notes. Refer to Note 4—Long-Term Debt for additional information regarding the gain on exchange of debt.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts entered into and (ii) monthly settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Settlement gains (losses)	$(6,947)	$6,011
Non-cash mark-to-market derivative gain (loss)	(31,415)	(9,754)
Total	$(38,362)	$(3,743)
Income Tax Expense. We recognized income tax benefit of $85.1 million and income tax expense of $3.7 million for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit recognized in the first half of 2020 was primarily due to a pre-tax book loss incurred of $630.1 million, whereas the income tax expense recognized in the first half of 2019 was a result of pre-tax book income of $14.1 million during the period. Our provisions for income taxes for the first half of 2020 and 2019 differed from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes; (ii) estimated permanent differences; and (iii) any changes during the period in our deferred tax asset valuation allowance, such as the recognition of a $49.7 million valuation allowance in the first half of 2020 against net operating loss carryforwards that are not expected to be realized.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. Future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly in March 2020 and continued to deteriorate and have remained volatile since. These lower commodity prices negatively impact our cash flows and availability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the six months ended June 30, 2020:

(in millions)	Six Months Ended June 30, 2020
Drilling and completion capital expenditures	$168.2
Facilities, infrastructure and other	31.7
Land	3.5
Total capital expenditures	$203.4
We continually evaluate our capital needs and compare them to our capital resources. As a result of the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we temporarily suspended all drilling and completion activities at the end of the first quarter of 2020 in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no rigs in operation for the remainder of the second quarter, which is down from the four-rig program that we initially announced with our 2020 operational guidance at the beginning of the year. We plan to resume drilling activity in the fourth quarter of 2020 with a one-rig program and will begin to complete wells that were previously drilled but uncompleted in the third quarter of 2020. Consequently, we expect our total capex budget for 2020 will now be between $240.0 million to $270.0 million, which represents an approximate 60% reduction from the mid-point of our original estimated capex budget for 2020 of $590 million to $690 million.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of our capital expenditures. We can choose to defer or accelerate a portion of our planned capex depending on a variety of factors, including but not limited to: prevailing and anticipated prices for oil and natural gas; oil storage or transportation constraints; the success of our drilling activities; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; property or land acquisition costs; and the level of participation by other working interest owners.
Given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our second quarter 2020 production volumes. Specifically, we curtailed approximately 20% of our production during the month of May, but were able to bring the majority of our production back online in June as crude oil prices recovered. The potential for any future curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage and transportation constraints, and contractual obligations. Any decision in the future to further curtail or shut-in our production could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations and borrowings under our credit agreement. We cannot ensure that cash flows from operations will be available or other sources of needed capital on acceptable terms or at all. Further, our ability to access the public or private debt or equity capital markets at economic terms in the future will be affected by general economic conditions, the domestic and global oil and financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.
Moreover, to manage our future financing cash outflows and liquidity position, we completed the Debt Exchange with respect to our Senior Unsecured Notes in May 2020 which reduced the total principal amounts due of our aggregated secured and unsecured notes by $127.1 million and also reduced future interest payments.

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$84,503	$280,194
Net cash used in investing activities	(277,050)	(458,520)
Net cash provided by financing activities	189,558	188,643
For the six months ended June 30, 2020, we generated $84.5 million of cash from operating activities, a decrease of $195.7 million from the same period in 2019. Cash provided by operating activities decreased primarily due to lower realized prices for all commodities, lower production volumes for crude oil and NGLs, higher GP&T costs, exploration expense, cash G&A expenses, interest payments, cash settlement losses from derivatives, and the timing of supplier payments during the six months ended June 30, 2020. These declining factors were partially offset by lower lease operating expenses, production taxes, and the timing of our receivable collections for the six months ended June 30, 2020 as compared to the same 2019 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and for more information on fluctuations in our operating expenses between periods.
During the six months ended June 30, 2020, cash flows from operating activities, cash on hand, and net borrowings of $195.0 million under our credit facility were used to finance $271.4 million of drilling and development capex, to fund $6.1 million in oil and gas property acquisitions, and to finance $5.1 million of debt issuance and exchange costs.
During the six months ended June 30, 2019, cash flows from operating activities, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $300.0 million under our credit facility, to finance $437.9 million of drilling and development capex, to fund $42.3 million in oil and gas property acquisitions, and to purchase $4.3 million of other property and equipment.
Credit Agreement
CRP, our consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP, as borrower, and we, as parent guarantor, entered into the 2020 Amendments, which, among other things, established a new borrowing base and level of elected commitments of $700.0 million. The 2020 Amendments that the lenders approved permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (discussed below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of June 30, 2020, we had $370.0 million in borrowings outstanding and $290.0 million in available borrowing capacity, which was net of $8.2 million in letters of credit outstanding and the availability blocker of $31.8 million.
CRP’s Credit Agreement contains restrictive covenants that limit its ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make or declare dividends; (v) enter into commodity hedges exceeding a specified percentage of our expected production; (vi) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (vii) incur liens; (viii) sell assets; and (ix) engage in transactions with affiliates.
CRP’s Credit Agreement also requires us to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under its revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding any current portion of long-term debt due under the credit agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0;
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as defined with the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.00 to 1.00, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of June 30, 2020 and through the filing of this Quarterly Report.

For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Senior Unsecured Note Debt Exchange and Senior Secured Notes
On May 22, 2020, CRP completed the Debt Exchange pursuant to which $110.6 million aggregate principal amount of CRP’s 2026 Senior Notes and $143.7 million aggregate principal amount of CRP’s 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of newly issued Senior Secured Notes. The Senior Secured Notes bear interest at an annual rate of 8% and are due on June 1, 2025. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2020.
The Debt Exchange was accounted for as a troubled debt restructuring in accordance with ASC 470-60. Thus, the carrying value of the Senior Secured Notes includes undiscounted amounts of both principal and future interest payments. As of June 30, 2020, $51.1 million of future interest on the Senior Secured Notes has been recognized as long-term debt in our consolidated balance sheets, which payable balance will be reduced as semi-annual interest payments are made. As a result, future interest expense reflected in our Consolidated Statements of Operations will be significantly lower than our actual cash interest payments.
The Senior Secured Notes are guaranteed, subject to certain exceptions, by us and each of CRP’s subsidiaries and are secured on a second-priority basis (subject in priority only to certain exceptions) by substantially all of CRP’s and our assets, including deposit accounts and substantially all proved reserves and undeveloped acreage.
Senior Unsecured Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 in 144A private placements. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility.
In May 2020, a portion of Senior Unsecured Notes were exchanged for Senior Secured Notes (see above discussion for details of the exchange).
The indentures governing the Senior Unsecured Notes and Senior Secured Notes (collectively, the “Senior Notes”) contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2020 and through the filing of this Quarterly Report.
For further information on any of our Senior Notes issuances, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2019, there have not been any significant, non-routine changes in our contractual obligations, other than the changes to certain of our operating lease commitments and principal and interest due under our Senior Unsecured Notes as a result of the Debt Exchange discussed above. Refer to Note 13—Leases under Part I, Item I of this Quarterly Report for updated contractual obligations associated with our operating leases as of June 30, 2020.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2020 to the critical accounting policies previously disclosed in our 2019 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2019 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have a potential effect on us as of June 30, 2020.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first half of 2020, our oil and gas sales for the six months ended June 30, 2020 would have moved up or down $24.4 million for each 10% change in oil prices per Bbl, $2.3 million for each 10% change in NGL prices per Bbl, and $1.7 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows from operations due to fluctuations in oil and natural gas prices and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they may partially limit our potential gains from future increases in prices. Our credit agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The following table summarizes the terms of the swap contracts we had in place as of June 30, 2020 and additional contracts entered into through July 31, 2020. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of June 30, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	July 2020 - September 2020	2,300,000	25,000	$26.83
	October 2020 - December 2020	1,196,000	13,000	38.89

ICE Brent	January 2021 - March 2021	90,000	1,000	45.56

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	July 2020 - September 2020	1,472,000	16,000	$0.52
	October 2020 - December 2020	1,196,000	13,000	0.51

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Collar Price Ranges(3)
Crude oil collars	October 2020 - December 2020	184,000	2,000	$39.00 - $44.50

(1)	These crude oil swap transactions are settled based on the NYMEX WTI or ICE Brent oil price on each trading day within the specified monthly settlement period.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

(3)	These crude oil collars are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period and establish floor and ceiling prices for the contractual volumes.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps	July 2020 - September 2020	2,760,000	30,000	$2.03
	October 2020 - December 2020	2,150,000	23,370	2.40
	January 2021 - March 2021	1,800,000	20,000	2.68

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	July 2020 - September 2020	2,760,000	30,000	$(1.62)
	October 2020 - December 2020	930,000	10,109	(1.62)

(1)	These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable settlement period.
Changes in the fair value of derivative contracts from December 31, 2019 to June 30, 2020, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2019	$(325)
Contract settlements	6,947
Change in the futures curve of forecasted commodity prices(1)	(38,362)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2020	$(31,740)

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2020 would cause a $13.8 million increase or decrease, respectively, in this fair value liability, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of June 30, 2020 would cause a $1.3 million increase or decrease, respectively, in this same fair value liability.
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
As of June 30, 2020, we had $370.0 million of debt outstanding under our credit agreement, with a weighted average interest rate of 3.5%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $3.7 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $736.0 million consists of our Senior Notes, which have fixed interest rates. Therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are party to ongoing legal proceedings in the ordinary course of business, including workers’ compensation claims and employment-related disputes. While the outcome of these proceedings cannot be predicted with certainty, we believe it is remote that the results of such proceedings, individually or in the aggregate, that are reasonably possible to occur will have a material adverse effect on our business, financial condition, results of operations or liquidity.
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
This excess supply has and could, in turn, continue to result in transportation and storage capacity constraints in the United States, or even the elimination of available storage, including in the Permian Basin. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. In addition, given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our second quarter 2020 production volumes. Further potential curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage or transportation constraints, and contractual obligations. Our actions to shut-in wells may result in obligations to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. These impacts on our operations, together with the lower price we receive for our continuing production of oil and gas, could impact our ability to comply with the covenants under CRP’s credit agreement and Senior Notes. All of these impacts resulting from the confluence of the COVID-19 pandemic and the price war between Saudi Arabia and Russia may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
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
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. We have entered into fixed price oil swaps for July through March of 2021 to protect against possible, additional near-term declines in oil prices. During this period, CRP has hedged an average of approximately 13,000 barrels per day of oil at a weighted average price of $31.32 per Bbl. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations.
If commodity prices continue to decrease or remain at current levels such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take additional write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Due to the recent depressed commodity prices, we recorded a $591.8 million non-cash impairment to the carrying value of our oil and natural gas properties, which had an adverse effect on our results of operations. Further impairments will be required if oil and natural gas prices remain low or decline further, our undeveloped property leases expire in whole or in part, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows.
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
On April 21, 2020, we received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our Class A Common Stock, par value $0.0001 per share (our “Common Stock”), had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Subsequently, on June 8, 2020, the Company received written notification from Nasdaq communicating that the Company has regained compliance with the Minimum Bid Requirement as a result of the Closing Stock Price remaining above $1.00 per share for 10 consecutive business days, and the matter is now closed.
However, our stock has recently fallen back below $1.00 and, unless the share price increases in the near-term, we will receive another notification of delisting. We are required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market or cure any deficiency within the applicable timeframes.
We intend to actively monitor the closing bid price of our Common Stock and will evaluate available options to remain within or regain compliance with the Minimum Bid Requirement, as necessary. There can be no assurance that we will be able to remain within or regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements of the Nasdaq. If our Common Stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our Common Stock; reduce the number of investors willing to hold or acquire our Common Stock; and negatively impact our ability to access equity markets and obtain financing.

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
4.2
Indenture, dated as of May 22, 2020, by and among CRP, the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.3
First Supplemental Indenture (2026 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.4
First Supplemental Indenture (2027 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.1#	Centennial Resource Development, Inc. Amended and Restated Long Term Incentive Plan (incorporated by reference in Exhibit 10.1 to the Company’s Quarterly Report filed with the SEC on May 4, 2020).
10.2
Amendment no. 1 to Purchase and Sale Agreement, dated as of August 2, 2018, between Centennial Resource Production, LLC and BP North America Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2020).

10.3#
Centennial Resource Development, Inc. Third Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report filed with the SEC on May 4, 2020).

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

10.6
Second Lien Pledge and Security Agreement, by and among CRP, the grantors party thereto and the Collateral Agent (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.7*#	Form of Cash-Settled Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan.
10.8*#	Form of Cash-Settled Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	August 3, 2020