Form 10-Q
period 2020-09-30
Centennial Resource Development, Inc.
filed 2020-11-03
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2020, there were 278,341,440 shares of Class A Common Stock, par value $0.0001 per share outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$5,177	$10,223
Accounts receivable, net	51,352	101,912
Prepaid and other current assets	7,980	7,994
Total current assets	64,509	120,129
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,282,833	1,470,903
Proved properties	4,319,617	3,962,175
Accumulated depreciation, depletion and amortization	(1,804,014)	(931,737)
Total oil and natural gas properties, net	3,798,436	4,501,341
Other property and equipment, net	13,319	14,612
Total property and equipment, net	3,811,755	4,515,953
Noncurrent assets
Operating lease right-of-use assets	4,025	11,841
Other noncurrent assets	42,747	40,365
TOTAL ASSETS	$3,923,036	$4,688,288
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$116,377	$244,309
Operating lease liabilities	3,415	9,232
Other current liabilities	913	925
Total current liabilities	120,705	254,466
Noncurrent liabilities
Long-term debt, net	1,092,241	1,057,389
Asset retirement obligations	18,125	16,874
Deferred income taxes	2,589	85,504
Operating lease liabilities	1,097	3,354
Other noncurrent liabilities	456	—
Total liabilities	1,235,213	1,417,587
Commitments and contingencies (Note 11)
Shareholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A: No shares issued and outstanding at September 30, 2020 and 1 share issued and outstanding at December 31, 2019	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 290,104,427 shares issued and 278,317,272 shares outstanding at September 30, 2020 and 280,650,341 shares issued and 275,811,346 shares outstanding at December 31, 2019	29	28
Class C (Convertible): No shares issued and outstanding at September 30, 2020 and 1,034,119 shares issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	2,999,640	2,975,756
Retained earnings (accumulated deficit)	(311,846)	282,336
Total shareholders’ equity	2,687,823	3,258,120
Noncontrolling interest	—	12,581
Total equity	2,687,823	3,270,701
TOTAL LIABILITIES AND EQUITY	$3,923,036	$4,688,288
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues
Oil and gas sales	$149,101	$229,130	$432,379	$687,938
Operating expenses
Lease operating expenses	24,543	42,330	83,021	107,077
Severance and ad valorem taxes	7,839	12,213	30,108	45,519
Gathering, processing and transportation expenses	19,130	20,853	53,353	52,120
Depreciation, depletion and amortization	89,444	112,720	283,722	321,392
Impairment and abandonment expense	19,904	6,745	650,629	42,427
Exploration and other expenses	2,670	2,869	10,730	9,246
General and administrative expenses	17,582	20,036	54,446	56,589
Total operating expenses	181,112	217,766	1,166,009	634,370
Net gain (loss) on sale of long-lived assets	145	(22)	388	(15)
Income (loss) from operations	(31,866)	11,342	(733,242)	53,553

Other income (expense)
Interest expense	(17,718)	(15,246)	(51,510)	(39,843)
Gain on exchange of debt	—	—	143,443	—
Net gain (loss) on derivative instruments	(1,968)	1,522	(40,330)	(2,221)
Other income (expense)	23	62	(29)	321
Total other income (expense)	(19,663)	(13,662)	51,574	(41,743)

Income (loss) before income taxes	(51,529)	(2,320)	(681,668)	11,810
Income tax (expense) benefit	—	(1,393)	85,124	(5,058)
Net income (loss)	(51,529)	(3,713)	(596,544)	6,752
Less: Net (income) loss attributable to noncontrolling interest	—	128	2,362	(572)
Net income (loss) attributable to Class A Common Stock	$(51,529)	$(3,585)	$(594,182)	$6,180

Income (loss) per share of Class A Common Stock:
Basic	$(0.19)	$(0.01)	$(2.14)	$0.02
Diluted	$(0.19)	$(0.01)	$(2.14)	$0.02
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(596,544)	$6,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	283,722	321,392
Stock-based compensation expense	16,164	21,351
Impairment and abandonment expense	650,629	42,427
Deferred tax expense (benefit)	(85,124)	5,058
Net (gain) loss on sale of long-lived assets	(388)	15
Non-cash portion of derivative (gain) loss	(1,103)	14
Amortization of debt issuance costs and discount	4,112	2,070
Gain on exchange of debt	(143,443)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	48,139	(47,771)
(Increase) decrease in prepaid and other assets	(2,825)	(995)
Increase (decrease) in accounts payable and other liabilities	(43,107)	34,562
Net cash provided by operating activities	130,232	384,875
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(7,689)	(73,346)
Drilling and development capital expenditures	(300,660)	(644,945)
Purchases of other property and equipment	(1,035)	(8,207)
Proceeds from sales of oil and natural gas properties	1,375	28,378
Net cash used in investing activities	(308,009)	(698,120)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	490,000	345,000
Repayment of borrowings under revolving credit facility	(310,000)	(525,000)
Proceeds from issuance of senior notes	—	496,175
Debt exchange and debt issuance costs	(6,650)	(7,200)
Restricted stock used for tax withholdings	(598)	(911)
Net cash provided by financing activities	172,752	308,064
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,025)	(5,181)
Cash, cash equivalents and restricted cash, beginning of period	15,543	21,422
Cash, cash equivalents and restricted cash, end of period	$10,518	$16,241
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Cash paid for interest	$48,331	$27,985
Operating lease liability payments:
Cash used in operating activities	5,510	16,808
Cash used in investing activities	2,019	13,946
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$13,593	$120,238
Asset retirement obligations incurred, including revisions to estimates	579	1,075
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	(3,711)	35,686
Change in Senior Notes from debt exchange
Senior Secured Notes issued in the debt exchange, net of debt discount	106,030	—
2026 Senior Notes extinguished in the debt exchange, net of unamortized debt issue costs	(108,632)	—
2027 Senior Notes extinguished in the debt exchange, net of unamortized discount and debt issue costs	(140,840)	—
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$5,177	$10,933
Restricted cash(1)	5,341	5,308
Total cash, cash equivalents and restricted cash	$10,518	$16,241

(1)	Included in Prepaid and other current assets and Other noncurrent assets line items in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	280,650	$28	1,034	$—	—	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
Restricted stock issued	1,305	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(406)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(78)	—	—	—	—	—	(208)	—	(208)	—	(208)
Issuance of Class A common stock under Employee Stock Purchase Plan	59	—	—	—	—	—	230	—	230	—	230
Stock-based compensation	—	—	—	—	—	—	6,409	—	6,409	—	6,409
Net income (loss)	—	—	—	—	—	—	—	(547,983)	(547,983)	(2,362)	(550,345)
Balance at March 31, 2020	281,530	28	1,034	—	—	—	2,982,187	(265,647)	2,716,568	10,219	2,726,787
Restricted stock issued	80	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(83)	—	—	—	—	—	(93)	—	(93)	—	(93)
Stock-based compensation	—	—	—	—	—	—	4,727	—	4,727	—	4,727
Conversion of common stock from Class C to Class A, net of tax	1,034	—	(1,034)	—	—	—	8,011	—	8,011	(10,219)	(2,208)
Net income (loss)	—	—	—	—	—	—	—	5,330	5,330	—	5,330
Balance at June 30, 2020	282,209	28	—	—	—	—	2,994,832	(260,317)	2,734,543	—	2,734,543
Restricted stock issued	8,272	1	—	—	—	—	(1)	—	—	—	—
Restricted stock forfeited	(104)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(377)	—	—	—	—	—	(297)	—	(297)	—	(297)
Issuance of Class A common stock under Employee Stock Purchase Plan	104	—	—	—	—	—	78	—	78	—	78
Stock-based compensation	—	—	—	—	—	—	5,028	—	5,028	—	5,028
Net income (loss)	—	—	—	—	—	—	—	(51,529)	(51,529)	—	(51,529)
Balance at September 30, 2020	290,104	$29	—	$—	—	$—	$2,999,640	$(311,846)	$2,687,823	$—	$2,687,823

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Preferred Stock
	Class A		Class C		Series A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2018	265,859	$27	12,003	$1	—	$—	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	436	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	—	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(24)	—	—	—	—	—	(291)	—	(291)	—	(291)
Stock-based compensation	—	—	—	—	—		6,483	—	6,483	—	6,483
Net income (loss)	—	—	—	—	—	—	—	(8,112)	(8,112)	(425)	(8,537)
Balance at March 31, 2019	266,271	27	12,003	1	—	—	2,839,803	258,426	3,098,257	143,267	3,241,524
Restricted stock issued	4	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(16)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(4)	—	—	—	—	—	(41)	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	—	—	6,758	—	6,758	—	6,758
Net income (loss)	—	—	—	—	—	—	—	17,877	17,877	1,125	19,002
Balance at June 30, 2019	266,255	27	12,003	1	—	—	2,846,520	276,303	3,122,851	144,392	3,267,243
Restricted stock issued	3,466	—	—	—	—	—	—	—	—	—	—
Restricted stock forfeited	(30)	—	—	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(107)	—	—	—	—	—	(579)	—	(579)	—	(579)
Stock-based compensation	—	—	—	—	—	—	8,110	—	8,110	—	8,110
Conversion of common stock from Class C to Class A, net of tax	10,860	1	(10,860)	(1)	—	—	113,098	—	113,098	(130,345)	(17,247)
Net income (loss)	—	—	—	—	—	—	—	(3,585)	(3,585)	(128)	(3,713)
Balance at September 30, 2019	280,444	$28	1,143	$—	—	$—	$2,967,149	$272,718	$3,239,895	$13,919	$3,253,814

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
On April 2, 2020, the legacy owners of CRP converted all of their remaining 1,034,119 CRP Common Units (and corresponding shares of Class C Common Stock) into Class A Common Stock (the “Conversion”), which eliminated the noncontrolling interest ownership in CRP. As a result, CRP was a wholly-owned subsidiary of Centennial Resource Development, Inc. for the three month periods ended June 30, 2020 and September 30, 2020. No cash proceeds were received by the Company in connection with the Conversion, and deferred tax expense of $2.2 million was recorded in equity with an offsetting deferred tax liability for the same amount, upon conversion.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests for long-lived assets; (iii) impairment expense of unproved properties; (iv) depreciation, depletion and amortization; (v) asset retirement obligations; (vi) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vii) accrued revenues and related receivables; (viii) accrued liabilities; (ix) derivative valuations; and (x) deferred income taxes.
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
During the first nine months of 2020, the Company determined that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets in the amount of $58.0 million was recognized as of September 30, 2020, which caused the Company’s provision for income taxes for the three and nine months ended September 30, 2020 to differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss.
Shareholders’ Equity
In July 2020, the Company redeemed its one outstanding share of Series A Preferred Stock at par value, $0.0001 per share (the “Series A Preferred Stock”), held by NGP X US Holdings, L.P. (“NGP”), a former indirect equity owner of CRP. The Series A Preferred Stock became redeemable by the Company as NGP ceased to own at least 5,000,000 shares of the Company’s Class A Common Stock.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accrued oil and gas sales receivable, net	$38,812	$76,578
Joint interest billings, net	12,428	25,136
Other	112	198
Accounts receivable, net	$51,352	$101,912

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accounts payable	$10,270	$21,484
Accrued capital expenditures	9,793	83,002
Revenues payable	42,907	82,539
Accrued interest	20,210	19,405
Accrued derivative settlements payable	9,597	—
Accrued employee compensation and benefits	8,860	12,979
Accrued expenses and other	14,740	24,900
Accounts payable and accrued expenses	$116,377	$244,309

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Credit Facility due 2023	$355,000	$175,000

8.00% Senior Secured Notes due 2025	127,073	—
5.375% Senior Notes due 2026	289,448	400,000
6.875% Senior Notes due 2027	356,351	500,000
Unamortized debt issuance costs on Senior Notes	(13,298)	(14,061)
Unamortized debt discount	(22,333)	(3,550)
Senior Notes, net	737,241	882,389

Total long-term debt, net	$1,092,241	$1,057,389

Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP, as borrower, and the Company, as parent guarantor, entered into the second and third amendments to the Credit Agreement (the “Q2 2020 Amendments”), which, among other things, established a new borrowing base and level of elected commitments of $700.0 million. The Q2 2020 Amendments that the lenders approved also permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (defined below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of September 30, 2020, the Company had $355.0 million in borrowings outstanding and $304.4 million in available borrowing capacity, which was net of $8.8 million in letters of credit outstanding and the availability blocker of $31.8 million.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount available to be borrowed under CRP’s Credit Agreement is equal to the lesser of (i) the borrowing base less the availability blocker, (ii) aggregate elected commitments, which was set at $700.0 million pursuant to the Q2 2020 Amendments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company. In connection with the Credit Agreement’s fall 2020 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of September 30, 2020, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 100 to 200 basis points as of September 30, 2020, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as also defined in the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the Q2 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.00 to 1.00, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the financial ratios described above as of September 30, 2020 and through the filing of this Quarterly Report.
Senior Unsecured Notes Debt Exchange
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
Whether a debt exchange should be accounted for pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC Topic 470-50, Modifications and Extinguishments (“ASC 470-50”), requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty. As it was determined that Centennial was not experiencing financial difficulty and could obtain funds at market rates it could afford (i.e. non-investment grade but nontroubled debtor rates), the Company’s Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, a gain on the exchange of debt of $143.4 million was recognized in the consolidated statement of operations, which consisted of the carrying values of the Senior

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured Notes exchanged less the aggregate principal amount of the new Senior Secured Notes issued, net of their associated debt discount of $21.0 million (which was based on the Senior Secured Notes’ estimated fair value on the exchange date).
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
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of September 30, 2020, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of September 30, 2020, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2020 and through the filing of this Quarterly Report.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2020:

(in thousands)
Asset retirement obligations, beginning of period	$16,874
Liabilities incurred and acquired	630
Liabilities divested and settled	(306)
Accretion expense	831
Revisions to estimated cash flows	96
Asset retirement obligations, end of period	$18,125

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
Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which authorized an aggregate of 16,500,000 shares of Class A Common Stock for issuance. On April 29, 2020, the stockholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Class A Common Stock authorized for issuance by 8,250,000 shares. As of September 30, 2020, the Company had 7,063,352 shares of Class A Common Stock available for future grants. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units, stock appreciation rights and other stock or cash-based awards.
As a result of the decline in crude oil and natural gas prices, ongoing uncertainty regarding the oil supply-demand macro environment and the related temporary suspension of the Company’s drilling and completion activities, the Company implemented a reduction to its workforce in the second quarter of 2020. In connection with this reduction, the Compensation Committee of the Company’s Board of Directors approved an accelerated partial vesting of certain unvested stock options and restricted stock awards held by 36 of the terminated employees. The acceleration changed the terms of the vesting conditions and

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

are therefore treated as modifications in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The modification resulted in a decrease to total stock-based compensation expense of $2.6 million associated with the decrease in the fair value of the modified awards compared to the original awards’ fair value. The shares and options that were accelerated are included within the vested line item in the below tables.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Equity Awards
Restricted stock awards	$3,864	$4,569	$11,605	$11,159
Stock option awards	399	2,557	1,674	7,766
Performance stock units	653	918	2,659	2,360
Other stock-based compensation expense(1)	112	66	226	66
Total stock-based compensation - equity awards	5,028	8,110	16,164	21,351
Liability Awards
Restricted stock units	290	—	290	—
Performance stock units	197	—	197	—
Total stock-based compensation - liability awards	487	—	487	—
Total stock-based compensation expense	$5,515	$8,110	$16,651	$21,351

(1)
Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of September 30, 2020, the Company had 1,837,381 shares of Class A Common Stock available for future issuance.

Equity Awards
The Company has restricted stock awards, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements, and are expected to be settled in shares of the Company’s Class A Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC 718.
Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2020:

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2019	4,838,996	$8.51
Granted	9,657,211	1.10
Vested	(1,847,059)	8.69
Forfeited	(861,992)	5.79
Unvested balance as of September 30, 2020	11,787,156	2.45

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for the service-based restricted stock awards is based on the closing market price of the Company’s Class A common stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted during the period was $1.10 and $6.70 per share for the nine months ended September 30, 2020 and 2019, respectively. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2020 and 2019 was $16.1 million and $9.1 million, respectively, and includes awards with vesting terms that were accelerated as discussed above. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2020 was $24.2 million, which the Company expects to recognize over a weighted average period of 2.1 years.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock option awards for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Weighted average grant-date fair value per share	$1.16	$4.47
Expected term (in years)	6	6
Expected stock volatility	86%	46%
Dividend yield	—%	—%
Risk-free interest rate	1.0%	2.3%

The following table provides information about stock option awards outstanding during the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,764,167	$15.99
Granted	124,000	2.13
Exercised	(366)	0.25		$—
Forfeited	(129,757)	13.15
Expired	(2,325,391)	16.37
Outstanding as of September 30, 2020	2,432,653	15.07	6.6	$22
Exercisable as of September 30, 2020	1,955,295	15.78	6.2	$—

The total fair value of stock options that vested during the nine months ended September 30, 2020 and 2019 was $4.7 million and $4.4 million, respectively, and includes awards with vesting terms that were accelerated as discussed above. The intrinsic value of the stock options exercised was minimal for the nine months ended September 30, 2020 and there were no stock options exercised during the nine months ended September 30, 2019. As of September 30, 2020, there was $1.2 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 1.3 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. The market-based conditions must be met in order for the stock awards to vest, and it is, therefore, possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the performance stock units subject to market conditions regardless of whether it becomes probable that these conditions will be achieved or not, and compensation expense is not reversed if vesting does not actually occur.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about performance stock units outstanding during the nine months ended September 30, 2020.

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2019	872,672	$13.44
Vested	—	—
Granted	—	—
Canceled	(193,391)	21.53
Forfeited	—	—
Unvested balance as of September 30, 2020	679,281	11.13

As of September 30, 2020, there was $3.1 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.4 years.
Liability Awards
The Company has restricted stock units and performance stock units that were granted under the LTIP, which will be settled in cash and are classified as liability awards in accordance with ASC 718. Compensation cost for the liability awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the period in which the liability is expected to be paid. As the fair value of liability awards is required to be re-measured each period end, amounts recognized in future periods will vary. The estimated future cash payments of these awards are presented as liabilities within the consolidated balances sheets within Other current liabilities and Other long-term liabilities.
Restricted Stock Units
During the three months ended September 30, 2020, the Company granted 5.5 million restricted stock units to certain officers and employees that will be settled in cash. The restricted stock units vest annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the restricted stock units can vest immediately on an accelerated basis if they meet certain market-based vesting criteria (equal to the maximum return percentage discussed below for at least 20 out of any 30 consecutive trading days). Additionally, the restricted stock units include maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s common stock on the grant date. As of September 30, 2020, there was $2.5 million of unrecognized compensation cost, which represents the unvested portion of the fair value of the restricted stock units and will be recognized over a weighted average period of 2.9 years.
Performance Stock Units
During the three months ended September 30, 2020, the Company granted 5.5 million performance stock units to certain executive officers that will be settled in cash and are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. The market-based conditions must be met in order for the awards to vest, and it is therefore possible that no units could ultimately vest. As of September 30, 2020, there was $3.1 million of unrecognized compensation cost that represents the unvested portion of the fair value of the performance stock units and will be recognized over a weighted average period of 2.75 years.
Liability Awards Fair Value
The fair value of the restricted stock units and performance stock units was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock as well as the peer companies that are specified in the award agreement for the performance stock units, and the risk-free rate is based on U.S. Treasury yield curve rates with maturities consistent with the remaining vesting or performance period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of September 30, 2020:

	Restricted stock units	Performance stock units
Number of simulations	10,000,000	10,000,000
Expected stock volatility	113.8%	118.5%
Dividend yield	—%	—%
Risk-free interest rate	0.2%	0.2%

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
Commodity Swap and Collar Contracts. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production, basis swaps to hedge the difference between the index price and a local index price, or costless collars to establish fixed price floors and ceilings. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	October 2020 - December 2020	1,196,000	13,000	$38.89
	January 2021 - March 2021	225,000	2,500	43.07
	April 2021 - June 2021	91,000	1,000	45.15
	July 2021 - September 2021	92,000	1,000	45.53
	October 2021 - December 2021	92,000	1,000	45.65

ICE Brent	January 2021 - March 2021	270,000	3,000	$46.85
	April 2021 - June 2021	182,000	2,000	48.01
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	October 2020 - December 2020	1,196,000	13,000	$0.51
	April 2021 - June 2021	91,000	1,000	0.25
	July 2021 - September 2021	92,000	1,000	0.20
	October 2021 - December 2021	92,000	1,000	0.20

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Collar Price Ranges ($/Bbl)(3)
Crude oil collars	October 2020 - December 2020	276,000	3,000	$39.33	-	$45.02

(1)	These crude oil swap transactions are settled based on the NYMEX WTI or ICE Brent oil price on each trading day within the specified monthly settlement period.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

(3)	These crude oil collars are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period and establish floor and ceiling prices for the contracted volumes.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)1)
Natural gas swaps	October 2020 - December 2020	3,370,000	36,630	$2.65
	January 2021 - March 2021	4,500,000	50,000	2.89
	April 2021 - June 2021	910,000	10,000	2.92
	July 2021 - September 2021	920,000	10,000	2.92
	October 2021 - December 2021	920,000	10,000	2.92

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	October 2020 - December 2020	930,000	10,109	$(1.62)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2020 - December 2020	1,220,000	13,261	$2.90	-	$3.64
	January 2021 - March 2021	1,800,000	20,000	2.90	-	3.64

(1)	These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable settlement period.

(3)
These natural gas collars are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period and establish floor and ceiling prices for the contracted volumes.

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net gain (loss) on derivative instruments	$(1,968)	$1,522	$(40,330)	$(2,221)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2020
Derivative Assets
Commodity contracts	Prepaid and other current assets	$5,415	$(4,474)	$941
	Other noncurrent assets	752	(46)	706
Derivative Liabilities
Commodity contracts	Other current liabilities	5,343	(4,474)	869
	Other noncurrent liabilities	46	(46)	—

		December 31, 2019
Derivative Liabilities
Commodity contracts	Other current liabilities	$325	$—	$325

(1)
The Company has agreements in place with each of its counterparties that allow for the financial right of offset for derivative assets against derivative liabilities at settlement or in the event of a default under the agreements or contract termination.

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2020
Total assets	$—	$1,647	$—
Total liabilities	—	869	—
December 31, 2019
Total assets	$—	$—	$—
Total liabilities	—	325	—

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
The impairment test performed by the Company indicated that a proved property impairment had occurred with respect to certain of its oil and gas fields, and therefore a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value was recorded. Proved oil and natural gas properties with a previous carrying value of $771.4 million were partially written down to their fair value of $179.6 million, resulting in a non-cash impairment charge of $591.8 million being recorded in the first quarter of 2020. All of the Company’s proved oil and gas properties were included in the impairment assessment performed as of March 31, 2020. Two of the Company’s fields were subject to an impairment write-down as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. There were no triggering events identified as of September 30, 2020 or 2019 and therefore the Company did not recognize any impairment write-downs with respect to its proved property for the three months ended September 30, 2020 and for the three and nine months ended September 30, 2019. Impairment expense for proved properties is presented as part of Impairment and Abandonment Expense in the consolidated statements of operations.
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

	September 30, 2020			December 31, 2019
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit facility due 2023(1)	$355,000	$355,000	$355,000	$175,000	$175,000	$175,000
8.00% Senior Secured Notes due 2025(2)	102,916	127,073	101,658	—	—	—
5.375% Senior Notes due 2026(2)	284,675	289,448	117,226	392,623	400,000	394,480
6.875% Senior Notes due 2027(2)	349,650	356,351	144,322	489,766	500,000	520,000

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity based restricted stock and performance stock units, outstanding stock options, withholding amounts from employee stock purchase plan and warrants using the treasury stock method, and (ii) the Company’s Class C Common Stock outstanding prior to the Conversion using the “if-converted” method, which is net of tax.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income (loss) attributable to Class A Common Stock	$(51,529)	$(3,585)	$(594,182)	$6,180

Basic weighted average shares of Class A Common Stock outstanding	278,017	266,205	277,038	265,025
Add: Dilutive effects of potential common stock	—	—	—	60
Diluted weighted average shares of Class A Common Stock outstanding	278,017	266,205	277,038	265,085

Basic net earnings (loss) per share of Class A Common Stock	$(0.19)	$(0.01)	$(2.14)	$0.02
Diluted net earnings (loss) per share of Class A Common Stock	$(0.19)	$(0.01)	$(2.14)	$0.02

The Company recognized a net loss during the three and nine months ended September 30, 2020 and during the three months ended September 30, 2019. As a result, all potential common shares were anti-dilutive and were excluded from the calculation of diluted net earnings per share. The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Out-of-the-money stock options	2,469	4,817	3,983	4,680
Restricted stock	9,572	3,827	6,607	2,313
Employee Stock Purchase Plan	—	8	93	—
Weighted average shares of Class C Common Stock	—	10,351	348	11,446
Warrants	8,000	8,000	8,000	8,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Oil and gas sales	$1,610	$715	$3,272	$2,511
Gathering, processing and transportation expenses	1,464	793	3,526	1,719

(in thousands)	September 30, 2020	December 31, 2019
Receivable from Lucid(1)	$409	$91

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.
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
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the nine months ended September 30, 2020, the Company amended one of its firm crude oil sales agreements, which moved the start date of its physical delivery commitments of 30,000 Bbls/d from 2020 to January 1, 2021, and affirmed May 31, 2025 as the end of the initial term of the agreement. There have been no other material, non-routine changes in commitments during the nine months ended September 30, 2020. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2019 Annual Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues (in thousands):
Oil sales	$119,966	$200,196	$363,571	$590,055
Natural gas sales	11,907	11,070	29,052	31,655
NGL sales	17,228	17,864	39,756	66,228
Oil and gas sales	$149,101	$229,130	$432,379	$687,938

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
Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the inlet of the gas gathering system. The midstream processing entity gathers and processes the raw gas and then remits proceeds to Centennial for the resulting sales of NGLs, while the Company generally elects to take its residue gas product “in-kind” at the plant tailgate. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company has concluded that control transfers at the tailgate of the processing facility, fees incurred prior to transfer of control are presented as gathering, processing and transportation expenses (“GP&T”) within the consolidated statements of operations. Any transportation and fractionation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2020 and December 31, 2019, such receivable balances were $38.8 million and $76.6 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of September 30, 2020, these leases have remaining lease terms ranging from two months to 1.4 years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
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

As of September 30, 2020
Weighted-average discount rate	4.96%
Weighted-average remaining lease term (years)	1.27

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Lease costs(1)
Operating lease cost	$1,258	$9,361	$7,529	$30,754
Variable lease cost	53	1,819	5,074	3,323
Short-term lease cost(2)	5,823	18,679	37,650	47,587
Total lease cost	$7,134	$29,859	$50,253	$81,664

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

(2)
Includes drilling rig lease costs of $15.8 million for the nine months ended September 30, 2020, which may not necessarily be recurring in these amounts in the near-term based on the Company’s reduction in its drilling plan.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of September 30, 2020 are as follows:

(in thousands)	Total(2)
2020(1)	$1,068
2021	3,178
2022	425
Total lease payments	4,671
Less: imputed interest	(159)
Present value of lease liabilities (3)	$4,512

(1)	Excludes payments made during the nine months ended September 30, 2020.

(2)	Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.

(3)
Of the total present value of lease liabilities, $3.4 million was recorded to current Operating lease liabilities and $1.1 million was recorded in noncurrent Operating lease liabilities in the consolidated balance sheets as of September 30, 2020.

Note 14—Subsequent Events
Credit Facility Amendment
On October 8, 2020, CRP, as borrower, and the Company, as parent guarantor, entered into the fourth amendment to the Credit Agreement, which reaffirmed the Company’s $700.0 million borrowing base and elected commitment levels in connection with the scheduled semi-annual fall borrowing base redetermination process. Furthermore, the Company reduced its letters of credit outstanding under the Credit Agreement to $4.3 million as of October 31, 2020, from $8.8 million as of September 30, 2020.

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
Market Conditions
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in the demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production (the “Saudi-Russia oil price war”) followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there was a significant decline in commodity prices starting at the end of the first quarter of 2020. However, during the second quarter of 2020, OPEC and other oil producing countries agreed to reduce their crude oil production, while U.S. producers substantially reduced or suspended drilling activity and in most cases curtailed production due to low oil prices and poor economics. The current oil production cuts by OPEC and other producing countries have since been extended through the end of 2020, and U.S. drilling activity has remained low throughout the third quarter of 2020. These actions have aided in a partial recovery of global commodity prices. Specifically, WTI spot prices for crude oil fell to a low of negative ($37.63 per barrel) on April 20, 2020 (due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma) and have since partially recovered to a high of $43.39 per barrel on August 26, 2020.
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

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00	$40.93
Natural gas (per MMBtu)	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65	$1.95
A sustained drop in oil, natural gas and NGL prices, such as those we have experienced during 2020, will not only decrease our revenues on a per unit basis but can also reduce the amount of oil, natural gas and NGLs that we can produce economically and can therefore potentially lower our oil, natural gas and NGL reserve quantities.
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
COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, contractors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while the vast majority of our non-operational employees worked remotely during the months of March and April but reported back to our offices on a limited basis starting in mid-May. We have taken various precautionary measures with respect to our operational employees, direct contractors and employees who returned to our offices or job sites such as (i) requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site or office, (ii) self-quarantining any employees or contractors who have shown signs or symptoms of COVID-19 (regardless of whether such person has been confirmed to be infected), (iii) imposing social distancing requirements on work sites and at our offices that are in accordance with the guidelines released by the Center for Disease Control (the “CDC”) as well as local and state authorities, (iv) requiring all employees and contractors to have a fit-test for and wear KN-95 type respirators while in our offices and work sites, and (v) encouraging all employees and contractors to follow the CDC recommended preventive measures (including those mentioned above) to limit the spread of COVID-19. We have not experienced any operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak.
2020 Highlights and Future Considerations
The changes in the macro environment and related volatility in commodity prices that occurred during the first nine months of 2020 discussed above have significantly impacted our results of operations for the three and nine months ended September 30, 2020, and we believe that our future operating results and near-term financial condition could continue to be impacted, until such time that oil supply and demand dynamics re-balance and stabilize. Further, our results of operations for the three and nine months ended September 30, 2020 discussed within this Quarterly Report will likely not be indicative of our operating results for the remainder of 2020 due to the timing of operational changes and continued volatility of commodity prices.
Operational Highlights
We operated a five-rig drilling program during the majority of the first quarter of 2020, which enabled us to complete and bring online 26 gross operated wells with an average effective lateral length of approximately 7,200 feet during the first half of 2020. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we suspended all drilling and completion activities in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no drilling rigs in operation until the end of the third quarter. In addition, given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our production volumes in May of 2020. Specifically, we curtailed approximately 20% of our production during the month of May, but were able to bring the majority of this production back online in June as crude oil prices recovered, with minimal incremental cost. In addition, we filled our on-site tank batteries with crude oil during May in order to minimize the number of wells that we needed to shut-in, ultimately selling these barrels in June at higher prices.
During the third quarter of 2020, we did not experience any further curtailments to our production and recommenced drilling and completion activity. We completed 5 gross operated wells during the third quarter, which were previously drilled during the first quarter of 2020, with an effective lateral length of approximately 9,000 feet. Additionally, we initiated a one-rig drilling program at the end of the third quarter, which we expect to operate through the remainder of 2020.
Financing Highlights
On May 22, 2020, we completed an opportunistic private exchange of our debt pursuant to which $110.6 million aggregate principal amount of CRP’s 5.375% senior notes due 2026 (the “2026 Senior Notes”) and $143.7 million aggregate principal amount of CRP’s 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes, the “Senior Unsecured Notes”) were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”). This transaction resulted in the removal of $127.1 million in aggregate principal amount of Senior Unsecured Notes from the long-term debt balance in our consolidated balance sheets.
On May 1, 2020, we entered into the second and third amendments to CRP’s amended and restated credit agreement (the “Q2 2020 Amendments”) with the lenders to our existing credit agreement. Pursuant to the Q2 2020 Amendments, the borrowing base and level of elected commitments were both reduced to $700.0 million from their previous amounts of $1.2 billion and $800 million, respectively. The Q2 2020 Amendments, which were approved by the lenders, permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange, and they implemented an availability blocker of $31.8 million equal to 25%

of the newly issued and outstanding Senior Secured Notes. Among other things, the Q2 2020 Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the existing credit agreement) through year-end 2021 and introduced a new financial covenant testing the ratio of first lien debt to EBITDAX.
In connection with CRP’s credit facility fall 2020 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$119,966	$200,196	$(80,230)	(40)%
Natural gas sales	11,907	11,070	837	8%
NGL sales	17,228	17,864	(636)	(4)%
Oil and gas sales	$149,101	$229,130	$(80,029)	(35)%

Average sales prices:
Oil (per Bbl)	$36.95	$51.71	$(14.76)	(29)%
Effect of derivative settlements on average price (per Bbl)	(9.82)	(3.00)	(6.82)	(227)%
Oil net of hedging (per Bbl)	$27.13	$48.71	$(21.58)	(44)%

Average NYMEX price for oil (per Bbl)	$40.93	$56.45	$(15.52)	(27)%
Oil differential from NYMEX	(3.98)	(4.74)	0.76	16%

Natural gas (per Mcf)	$1.15	$0.96	$0.19	20%
Effect of derivative settlements on average price (per Mcf)	(0.25)	0.30	(0.55)	(183)%
Natural gas net of hedging (per Mcf)	$0.90	$1.26	$(0.36)	(29)%

Average NYMEX price for natural gas (per Mcf)	$1.95	$2.33	$(0.38)	(16)%
Natural gas differential from NYMEX	(0.80)	(1.37)	0.57	42%

NGL (per Bbl)	$12.58	$14.47	$(1.89)	(13)%

Net production:
Oil (MBbls)	3,247	3,872	(625)	(16)%
Natural gas (MMcf)	10,354	11,491	(1,137)	(10)%
NGL (MBbls)	1,370	1,234	136	11%
Total (MBoe)(1)	6,342	7,021	(679)	(10)%

Average daily net production:
Oil (Bbls/d)	35,292	42,079	(6,787)	(16)%
Natural gas (Mcf/d)	112,545	124,896	(12,351)	(10)%
NGL (Bbls/d)	14,885	13,417	1,468	11%
Total (Boe/d)(1)	68,934	76,312	(7,378)	(10)%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2020 were $80.0 million (or 35%) lower than total net revenues for the three months ended September 30, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil and NGLs decreased in the third quarter of 2020 compared to the same 2019 period. The average price for oil before the effects of hedging decreased 29% and the average price for NGLs decreased 13% between periods. The 29% decrease in the average realized oil price was the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 27%), which was partially offset by improved oil differentials ($0.76 per Bbl). The 13% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the third quarter of 2020 as compared to the third quarter of 2019. Conversely, the average realized sales price of natural gas before the effects of hedging increased 20% in the third quarter 2020 compared to the same 2019 period. This increase was mainly due to improved gas differentials ($0.57 per Mcf), which was partially offset by lower average NYMEX gas prices between periods (average NYMEX prices decreased 16%). The improvement in gas differentials is the result of higher natural gas prices realized in West Texas as several producers shut-in wells and curtailed production in the Permian Basin during the third quarter and as new pipelines have been placed into service. These pipelines have provided relief from the gas takeaway capacity constraints experienced in 2019. The market prices for oil, natural gas and NGLs have all been significantly impacted by lower demand globally for oil and gas as a result of COVID-19 as well as by supply disruptions from the Russia-Saudi oil price war, which combined have resulted in significant price declines starting in March 2020 as discussed in the market conditions section above.
Net production volumes for oil and natural gas decreased 16% and 10%, respectively, while NGLs increased 11% between periods. The crude oil production volume decrease was the result of (i) limited drilling and completion activity in the third quarter of 2020, which resulted in only five new wells completed and brought online during the second half of the quarter as compared to 17 wells completed and brought online in the third quarter of 2019, and (ii) normal field production declines across our existing wells. These production decreases were partially offset by 58 gross operated wells placed on production in the Delaware Basin since the third quarter of 2019, which added 1,363 MBbls of net oil production to the three months ended September 30, 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the third quarter of 2020, we flared significantly less wellhead gas as compared to the same 2019 period, resulting in a higher ratio of natural gas and NGL sales compared to oil sales during the period. In addition, the main processor of our raw gas operated in full ethane-recovery during the third quarter of 2020, as compared to operating in partial ethane-rejection for two-thirds of the third quarter of 2019. As a result, we sold less natural gas from our wet gas stream and recovered more NGLs during the 2020 period, which resulted in natural gas volumes decreasing (10%) and NGL volumes increasing (11%) between periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$24,543	$42,330	$(17,787)	(42)%
Severance and ad valorem taxes	7,839	12,213	(4,374)	(36)%
Gathering, processing and transportation expenses	19,130	20,853	(1,723)	(8)%
Operating costs per Boe:
Lease operating expenses	$3.87	$6.03	$(2.16)	(36)%
Severance and ad valorem taxes	1.24	1.74	(0.50)	(29)%
Gathering, processing and transportation expenses	3.02	2.97	0.05	2%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2020 decreased $17.8 million compared to the three months ended September 30, 2019. Lower LOE for the third quarter of 2020 was primarily related to a $12.4 million decrease in expenses associated with cost reduction initiatives, described below, and lower variable and semi-variable costs as a result of lower production activity between periods. In addition, there was a $5.4 million decrease in workover expense as a result of lower workover activity between periods. These decreases were partially offset by LOE costs associated with our higher well count. We had 387 gross operated horizontal wells as of September 30, 2020 compared to 319 gross operated horizontal wells as of September 30, 2019. The net increase in well count was mainly the result of our drilling activity adding 58 gross operated wells since the third quarter of 2019, which was further adjusted for acquisitions and divestitures.
LOE on a per Boe basis decreased when comparing the third quarter of 2020 to the same 2019 period. LOE per Boe was $3.87 for the third quarter of 2020, which represents a decrease of $2.16 per Boe (or 36%) from the third quarter of 2019. This decrease in rate was achieved as a result of oilfield cost reduction initiatives during the 2020 period including (i) moving multiple wells off generators to more cost-efficient electrical line-power, (ii) switching wells away from electric submersible pumps (“ESPs”) to more reliable and lower cost gas lift, (iii) lowering water disposal costs on producing wells through water recycling and reduced hauling fees, and (v) performing field reviews to reduce various costs for contract labor, oilfield equipment and supplies. In addition, our LOE per Boe rate for the third quarter of 2020 benefited from significantly lower electricity rates due to lower consumer and industry demand in West Texas compared to the 2019 period, and lower levels of workover activity between periods.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2020 decreased $4.4 million compared to the three months ended September 30, 2019. Severance taxes are primarily based on the market value of production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance and ad valorem taxes as a percentage of total net revenues were 5.3% for both the third quarter of 2020 and 2019, and they remained lower than our historical rates of 7% to 8% due to tax credits received of $2.2 million and $3.2 million, in each respective period, on wells designated as “high cost gas” by the state of Texas.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended September 30, 2020 decreased $1.7 million as compared to the three months ended September 30, 2019 primarily due to a $2.7 million decrease in plant processing, transportation and gathering fees as a result of lower wellhead gas and crude oil production between periods. This was partially offset by a $1.0 million decrease in reimbursements (net of related fees) received from third parties for their usage of our available firm transport (“FT”) capacity.
On a per Boe basis, GP&T increased from $2.97 for the third quarter of 2019 to $3.02 for the third quarter of 2020. However, these fees are mainly incurred on our volumes of natural gas and NGLs processed, and the Boe rate on a natural gas and NGL volumes basis (i.e. excluding crude oil barrels) decreased between periods to $6.18 from $6.62 for the three months ended September 30, 2020 and 2019, respectively. The decrease in rate was mainly attributable to (i) lower NGL prices between periods, as NGLs are a primary cost component of plant processing fees, and (ii) lower oil trucking fees incurred during the third quarter of 2020 as compared to the same 2019 period. These decreases, however, were partially offset by a lower amount of FT reimbursements (net of related fees) for the usage of our available FT capacity as referenced above.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$89,444	$112,720
Depreciation, depletion and amortization per Boe	$14.10	$16.06
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. For the three months ended September 30, 2020, DD&A expense amounted to $89.4 million, a decrease of $23.3 million over the same 2019 period. The primary factor contributing to lower DD&A expense in 2020 was our lower DD&A rates between periods, which decreased DD&A expense by $12.4 million, while the decrease in our overall production volumes between periods lowered our DD&A expense by $10.9 million during the three months ended September 30, 2020.
DD&A per Boe was $14.10 for the third quarter of 2020 compared to $16.06 for the same period in 2019. This decrease in DD&A rate was primarily due to the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million. The effect of this impairment, however, was partially offset by net downward revisions in our proved reserves since the third quarter of 2019, which are mainly due to lower SEC reserve pricing.
Impairment and Abandonment Expense. Impairment and abandonment expense for the three months ended September 30, 2020 was $19.9 million as compared to $6.7 million for the three months ended September 30, 2019 due to an increase of $13.2 million in the amortization of leasehold expiration costs associated with individually insignificant unproved properties. This higher amortization was due to an increase in our estimated number of undeveloped acres subject to expiration, and this change in estimate was due to our revised 2020 development plan as well as changes made to our future drilling plans due to lower prices.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020	2019
Geological and geophysical costs	$1,055	$2,116
Stock-based compensation	256	753
Other expenses	1,359	—
Exploration and other expenses	$2,670	$2,869
Exploration and other expenses were $2.7 million for the three months ended September 30, 2020 compared to $2.9 million for the three months ended September 30, 2019. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period decrease was primarily related to (i) a $0.7 million decrease in costs incurred on G&G projects and seismic studies, and (ii) $0.4 million in lower ongoing G&G personnel costs and $0.5 million in lower stock-based compensation incurred in the 2020 period. The G&G compensation cost reductions were associated with our lower headcount from the workforce reduction that occurred in the second quarter of 2020 (as further described below under General and Administrative Expenses). These decreases were partially offset by $1.4 million in environmental remediation costs incurred in the third quarter of 2020 associated with a recently acquired proved property.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020	2019
Cash general and administrative expenses	$11,741	$12,679
Stock-based compensation - equity awards	4,772	7,357
Stock-based compensation - liability awards	487	—
Severance payments	582	—
General and administrative expenses	$17,582	$20,036
G&A expenses for the three months ended September 30, 2020 were $17.6 million compared to $20.0 million for the three months ended September 30, 2019. The lower G&A expenses incurred in the third quarter of 2020 was primarily the result of a reduction to our workforce, effective May 1, 2020, and reduced salaries for the employees retained. These two factors combined resulted in a $0.6 million decrease in payroll and other personnel related costs and a $2.6 million decrease in equity-based stock compensation expense between periods. These decreases were partially offset by charges incurred during the three months ended September 30, 2020 related to $0.6 million in severance payments paid to G&A employees included in the workforce reduction and $0.5 million in stock compensation expense related to liability awards granted to G&A employees in the third quarter of 2020, that will be paid in cash upon award vesting (refer to Note 6—Stock-Based Compensation for additional information regarding the liability awards).
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020	2019
Credit facility	$3,930	$1,566
8.00% Senior Secured Notes due 2025	2,514	—
5.375% Senior Notes due 2026	3,889	5,375
6.875% Senior Notes due 2027	6,125	8,594
Amortization of debt issuance costs and discount	1,778	783
Interest capitalized	(518)	(1,072)
Total	$17,718	$15,246
Interest expense was $2.5 million higher for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to (i) $2.5 million in interest incurred on our new Senior Secured Notes issued in May of 2020 in connection with the Debt Exchange; (ii) $2.4 million in increased interest expense incurred on our credit facility borrowings; and (iii) $1.0 million in higher amortization of the debt issuance costs and debt discount recognized in May 2020 in connection with the Debt Exchange discussed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. These increases were partially offset by lower interest expense incurred on our Senior Unsecured Notes during the third quarter of 2020, as $110.6 million of the 2026 Senior Notes and $143.7 million of the 2027 Senior Notes were extinguished in the Debt Exchange transaction.
Our weighted average borrowings outstanding under our credit facility were $389.6 million versus $101.0 million for the three months ended September 30, 2020 and 2019, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.5% and 3.9% for the three months ended September 30, 2020 and 2019, respectively, as a result of lower LIBOR in the third quarter of 2020 versus the prior year quarter.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts outstanding and (ii) monthly settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020	2019
Settlement gains (losses)	$(34,486)	$(8,218)
Non-cash mark-to-market derivative gain (loss)	32,518	9,740
Total	$(1,968)	$1,522
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2020	2019
Income (loss) before income taxes	$(51,529)	$(2,320)
Income tax (expense) benefit	—	(1,393)
Our provisions for income taxes for the three months ended September 30, 2020 and 2019 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes, (ii) permanent differences, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended September 30, 2020, we recognized (i) a discrete permanent item of $3.5 million for lower deductions on stock awards that vested during the period, and (ii) a deferred tax asset valuation allowance of $8.3 million against net operating losses (“NOLs”) that we generated during the quarter, which are estimated as unlikely to be realized in future periods. The permanent item together with the increase in valuation allowance were the primary factors reducing our income tax benefit for the third quarter of 2020 (which is based on the U.S. statutory rate) to zero.
For the three months ended September 30, 2019, we recognized a discrete permanent item of $1.1 million. This permanent item was the primary factor reducing our income tax benefit for the third quarter of 2019 (which is based on the U.S. statutory rate) to income tax expense of $1.4 million.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$363,571	$590,055	$(226,484)	(38)%
Natural gas sales	29,052	31,655	(2,603)	(8)%
NGL sales	39,756	66,228	(26,472)	(40)%
Oil and gas sales	$432,379	$687,938	$(255,559)	(37)%

Average sales prices:
Oil (per Bbl)	$34.86	$51.58	$(16.72)	(32)%
Effect of derivative settlements on average price (per Bbl)	(3.58)	(1.15)	(2.43)	(211)%
Oil net of hedging (per Bbl)	$31.28	$50.43	$(19.15)	(38)%

Average NYMEX price for oil (per Bbl)	$38.37	$57.05	$(18.68)	(33)%
Oil differential from NYMEX	(3.51)	(5.47)	1.96	36%

Natural gas (per Mcf)	$0.93	$1.04	$(0.11)	(11)%
Effect of derivative settlements on average price (per Mcf)	(0.13)	0.36	(0.49)	(136)%
Natural gas net of hedging (per Mcf)	$0.80	$1.40	$(0.60)	(43)%

Average NYMEX price for natural gas (per Mcf)	$1.82	$2.57	$(0.75)	(29)%
Natural gas differential from NYMEX	(0.89)	(1.53)	0.64	42%

NGL (per Bbl)	$11.50	$16.88	$(5.38)	(32)%

Net production:
Oil (MBbls)	10,429	11,440	(1,011)	(9)%
Natural gas (MMcf)	31,209	30,409	800	3%
NGL (MBbls)	3,458	3,923	(465)	(12)%
Total (MBoe)(1)	19,088	20,431	(1,343)	(7)%

Average daily net production:
Oil (Bbls/d)	38,061	41,903	(3,842)	(9)%
Natural gas (Mcf/d)	113,900	111,388	2,512	2%
NGLs (Bbls/d)	12,619	14,371	(1,752)	(12)%
Total (Boe/d)(1)	69,664	74,839	(5,175)	(7)%

(1)	Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2020 were $255.6 million, or 37%, lower than total net revenues for the nine months ended September 30, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, natural gas and NGLs for the first nine months of 2020 all decreased when compared to the same 2019 period. The average price for oil before the effects of hedging decreased 32%, the average price for natural gas before the effects of hedging decreased 11%, and the average price for NGLs decreased 32% between periods. The 32% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods (average NYMEX prices decreased 33%), which was minimally offset by improved oil differentials ($1.96 per Bbl). The average realized sales price of natural gas decreased 11% due to lower average NYMEX gas prices between periods (average NYMEX prices decreased 29%), but this decrease was largely offset by improved gas differentials ($0.64 per Mcf). The 32% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products for the first nine months of 2020 compared to the first nine months of 2019. The market prices for oil, natural gas and NGLs have all been significantly impacted by lower demand globally for oil and gas as a result of COVID-19 as well as by supply disruptions from the Russia-Saudi oil price war, which combined have resulted in significant price declines starting in March 2020 as discussed in the market conditions section above.
Net production volumes for oil and NGLs decreased 9% and 12%, respectively, while natural gas production volumes increased 3% between periods. The oil production volume decrease was the result of (i) the temporary suspension of our drilling and completion activity during most of the second and third quarter of 2020, which resulted in only 31 new wells being completed and brought online during the first nine months of 2020 as compared to 57 wells completed and brought online during the same 2019 period, (ii) the curtailment of a portion of our production during the second quarter of 2020, and (iii) normal field production declines across our existing wells. These production decreases were partially offset by 58 operated wells placed on production in the Delaware Basin since the third quarter of 2019, which added 4,036 MBbls of net oil production to the nine months ended September 30, 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, for over half of the first nine months of 2020, the main processor of our raw gas operated in ethane-rejection as compared to operating in ethane-recovery during the majority of the 2019 comparable period. As a result, we sold an increased amount of natural gas from our wet gas stream and recovered fewer NGLs during the 2020 period, resulting in an increase (3%) in natural gas volumes and a decrease (12%) in NGL volumes between periods.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$83,021	$107,077	$(24,056)	(22)%
Severance and ad valorem taxes	30,108	45,519	(15,411)	(34)%
Gathering, processing and transportation expenses	53,353	52,120	1,233	2%
Operating costs per Boe:
Lease operating expenses	$4.35	$5.24	$(0.89)	(17)%
Severance and ad valorem taxes	1.58	2.23	(0.65)	(29)%
Gathering, processing and transportation expenses	2.80	2.55	0.25	10%
Lease Operating Expenses. LOE for the nine months ended September 30, 2020 decreased $24.1 million as compared to the nine months ended September 30, 2019. Lower LOE for the first nine months of 2020 was primarily related to a $15.8 million decrease in workover expense between periods as a result of less workover activity and an $8.3 million decrease in expense associated with cost reduction initiatives, described below, as well as lower variable and semi-variable costs as a result of lower production activity between periods. These decreases were partially offset by LOE costs associated with our higher well count. We had 387 gross operated horizontal wells as of September 30, 2020 compared to 319 gross operated horizontal wells as of September 30, 2019. The net increase in well count was mainly the result of our drilling activity adding 58 gross operated wells since the third quarter of 2019, which was further adjusted for acquisitions and divestitures.
LOE on a per Boe basis decreased when comparing the first nine months of 2020 to the same 2019 period. LOE per Boe was $4.35 for the nine months ended September 30, 2020, which represents a decrease of $0.89 per Boe (or 17%) from the comparable 2019 period. This decrease in rate was mainly due to the lower level of workover activity as well as cost reduction initiatives we have undertaken such as (i) moving multiple wells off generators to more cost-efficient electrical line-power, (ii) switching wells away from ESP lift to more reliable and lower cost gas lift, and (iii) performing field reviews to reduce or eliminate various costs for contract labor, oilfield equipment and supplies. These decreases were partially offset by per BOE cost increases in the first nine months of 2020 compared to the same 2019 period associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production such as monthly rental fees for compressors and other equipment, wellhead chemical costs, and water handling costs.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2020 decreased $15.4 million compared to the nine months ended September 30, 2019. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and natural gas reserves and vary across the different counties in which we operate. Severance taxes for the first nine months of 2020 decreased $12.1 million compared to the same 2019 period primarily due to lower oil, natural gas and NGL revenues between periods. Ad valorem taxes decreased $3.3 million between periods due to lower tax assessments on our oil and gas reserve values. Severance and ad valorem taxes as a percentage of total net revenues increased to 7.0% for the first nine months of 2020 as compared to 6.6% for the same 2019 period. This increase in rate was due to the 2020 ad valorem tax assessment, which while lower between periods (down 25%), declined less than our oil and gas sales which decreased 37% between periods.
Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2020 increased $1.2 million compared to the nine months ended September 30, 2019 primarily due to a $6.6 million decrease in reimbursements (net of related fees) received from third parties for their usage of our available FT capacity. This was partially offset by a $5.4 million decrease in plant processing, transportation and gathering fees incurred between periods.
On a per Boe basis, GP&T increased from $2.55 for the first nine months of 2019 to $2.80 per Boe for the same 2020 period. On a natural gas and NGL volume basis (i.e. excluding crude oil barrels) the Boe rate likewise increased between periods from $5.80 to $6.16 for the nine months ended September 30, 2019 and 2020, respectively. These rate increases were mainly attributable to a lower amount of FT reimbursements (net of related fees) for the usage of our available FT capacity as referenced above.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$283,722	$321,392
Depreciation, depletion and amortization per Boe	$14.86	$15.73
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. For the nine months ended September 30, 2020, DD&A expense amounted to $283.7 million, a decrease of $37.7 million over the same 2019 period. The primary factor contributing to lower DD&A expense in 2020 was the decrease in our overall production volumes between periods, which decreased DD&A expense by $21.0 million during the first nine months of 2020, while lower DD&A rates between periods lowered DD&A expense by $16.7 million.
DD&A per Boe was $14.86 for the first nine months of 2020 compared to $15.73 for the same period in 2019. This decrease in DD&A rate was primarily due to the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million. The effect of this impairment, however, was partially offset by net downward revisions in our proved reserves since the third quarter of 2019, which were mainly due to lower SEC reserve pricing.
Impairment and Abandonment Expense. During the nine months ended September 30, 2020, $650.6 million of impairment and abandonment expense was incurred related to certain of our oil and natural gas properties. This expense consisted of (i) a $591.8 million non-cash impairment of our proved oil and gas properties as a result of depressed oil, natural gas and NGL commodity prices; and (ii) $58.8 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
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
We performed an impairment assessment of all our proved oil and gas properties as of March 31, 2020. Two of our fields were subject to impairment write-downs as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. This impairment assessment was performed using commodity price futures curves as of March 31, 2020. If future oil, natural gas and NGL prices were to decline to lower levels, or other estimates impacting future net cash flows deteriorate (e.g. reserves, price differentials, future operating and/or development costs), our proved oil and gas properties could be subject to additional impairment write-downs in future periods. We did not recognize any additional impairment write-downs with respect to our proved oil and gas properties for the three months ended September 30, 2020 or June 30, 2020.
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
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Geological and geophysical costs	$4,129	$6,928
Rig termination fees	3,046	284
Stock-based compensation	1,230	2,034
Severance payments	722	—
Other expenses	1,603	—
Exploration and other expenses	$10,730	$9,246
Exploration and other expenses were $10.7 million for the nine months ended September 30, 2020 compared to $9.2 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily due to (i) rig termination fees that were $2.8 million higher in the first nine months of 2020, as a result of reducing our operated drilling activity in 2020; (ii) $0.7 million in nonrecurring severance payments to G&G personnel, resulting from our workforce reduction that took place in the second quarter of 2020; and (iii) $1.4 million in environmental remediation costs that we incurred in the third quarter of 2020 associated with a recently acquired proved property. These increases were partially offset by (i) a $1.6 million decrease in costs incurred on G&G projects and seismic studies, and (ii) $1.2 million in lower ongoing G&G personnel costs and $0.8 million in lower stock-based compensation incurred in the 2020 period, both of which were associated with the lower headcount from our workforce reduction that occurred in the second quarter of 2020.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash general and administrative expenses	$35,559	$37,272
Stock-based compensation expense - equity awards	14,934	19,317
Stock-based compensation expense - liability awards	487	—
Severance payments	3,466	—
General and administrative expenses	$54,446	$56,589
G&A expenses for the nine months ended September 30, 2020 were $54.4 million compared to $56.6 million for the nine months ended September 30, 2019. The lower G&A expenses incurred in the first nine months of 2020 was primarily the result of a reduction to our workforce and reduced salaries for the employees retained, effective May 1, 2020. These two factors combined resulted in a $2.6 million decrease in payroll and other personnel related costs and a $4.4 million decrease in equity-based stock compensation expense between periods. These decreases were partially offset by (i) $3.5 million of nonrecurring severance payments paid to G&A employees who were included in our workforce reduction; (ii) $0.5 million in stock compensation expense related to liability awards granted to G&A employees in the third quarter of 2020 that will be paid in cash upon award vesting (refer to Note 6—Stock-Based Compensation for additional information regarding the liability awards); and (iii) $0.5 million in transaction costs that were expensed when the water disposal asset sale was terminated and are included in cash G&A (see Note 2—Property Divestiture for additional information).

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Credit facility	$9,256	$6,179
8.00% Senior Secured Notes due 2025	3,643	—
5.375% Senior Notes due 2026	13,995	16,124
6.875% Senior Notes due 2027	22,243	18,716
Amortization of debt issuance costs and discount	4,112	2,070
Interest capitalized	(1,739)	(3,246)
Total	$51,510	$39,843
Interest expense was $11.7 million higher for the nine months ended September 30, 2020 compared to the same 2019 period. The higher interest expense incurred in the first nine months of 2020 was mainly due to (i) $3.6 million in interest incurred on our new Senior Secured Notes issued in May of 2020 in connection with the Debt Exchange, (ii) $3.5 million in increased interest expense related to our 2027 Senior Notes that were issued in March 2019 and only outstanding for six and half months during the prior year period, (iii) $3.1 million in higher interest expense incurred on our credit facility borrowings, and (iv) $2.0 million in higher amortization related to the debt issuance costs and debt discount recognized in May 2020 in connection with the Debt Exchange discussed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. These increases were partially offset by lower interest expense incurred on our Senior Unsecured Notes during the 2020 period, as $110.6 million of the 2026 Senior Notes and $143.7 million of the 2027 Senior Notes were extinguished in the Debt Exchange transaction.
Our weighted average borrowings outstanding under our credit facility were $322.3 million and $138.3 million for the first nine months of 2020 and 2019, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.2% and 3.9% for the nine months ended September 30, 2020 and 2019, respectively. LIBOR was lower in the first nine months of 2020 versus the same prior year period.
Gain on exchange of debt. A gain of $143.4 million was recognized for the nine months ended September 30, 2020 related to our opportunistic Debt Exchange that was executed in the second quarter of 2020. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value of our newly issued Senior Secured Notes on their date of issuance. Refer to Note 4—Long-Term Debt for additional information regarding the gain on exchange of debt.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts outstanding and (ii) monthly settlements of our hedged derivative positions.
The following table presents gains and losses for derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Settlement gains (losses)	$(41,433)	$(2,207)
Non-cash mark-to-market derivative gain (loss)	1,103	(14)
Total	$(40,330)	$(2,221)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Income (loss) before income taxes	$(681,668)	$11,810
Income tax (expense) benefit	85,124	(5,058)
Our provisions for income taxes for the first nine months of 2020 and 2019 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes; (ii) permanent differences; and (iii) any changes during the period in our deferred tax asset valuation allowance.

For the nine months ended September 30, 2020, we recognized a deferred tax asset valuation allowance of $58.0 million against NOLs that we generated during the period, which are estimated as unlikely to be realized in future periods. This increase in valuation allowance was the primary factor reducing our income tax benefit for the first nine months of 2020 from the U.S. statutory rate to $85.1 million.
For the nine months ended September 30, 2019, we recognized a discrete permanent item of $1.3 million for lower deductions on stock awards that vested during the period and a projected permanent item of $1.8 million related to future stock compensation not expected to be deductible. These items were the primary factors increasing our income tax expense for the first nine months of 2020 from the U.S. statutory rate to $5.1 million.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. Future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly in March 2020 and have remained volatile since. These lower commodity prices negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the nine months ended September 30, 2020:

(in millions)	Nine Months Ended September 30, 2020
Drilling and completion capital expenditures	$187.9
Facilities, infrastructure and other	33.2
Land	3.8
Total capital expenditures incurred	$224.9
We continually evaluate our capital needs and compare them to our capital resources. As a result of the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we temporarily suspended all drilling and completion activities at the end of the first quarter of 2020 in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no drilling rigs in operation until the end of September 2020 when we resumed drilling activity with a one-rig drilling program. With respect to our completion activity, during the third quarter of 2020 we recommenced activity by completing 5 gross operated wells, which were drilled but not completed during the first quarter of 2020.These changes in our drilling rig program and completion activity levels represents a reduction from the four-rig program that we initially announced with our 2020 operational guidance at the beginning of the year. Consequently, we expect our total capex budget for 2020 will now be between $240.0 million to $265.0 million, which represents an approximate 60% reduction from the mid-point of our original estimated capex budget for 2020 of $590 million to $690 million. We expect to fund the remainder of our 2020 capital expenditures with cash flows from operations. In addition, we expect to be free cash flow positive over the remainder of 2020 such that we plan on continuing to pay down borrowings under our credit agreement during the fourth quarter of 2020.
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
Given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our second quarter 2020 production volumes. Specifically, we curtailed approximately 20% of our production during the month of May, but were able to bring the majority of our production back online in June as crude oil prices recovered and did not experience any further curtailments of our production during the third quarter 2020. The potential for any future curtailment decisions will continue to be evaluated and made on a month-to-month basis subject to market conditions, storage and transportation constraints, and contractual obligations. Any decision in the future to further curtail or shut-in our production or reduced our drilling and completion activity could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$130,232	$384,875
Net cash used in investing activities	(308,009)	(698,120)
Net cash provided by financing activities	172,752	308,064
For the nine months ended September 30, 2020, we generated $130.2 million of cash from operating activities, a decrease of $254.6 million from the same period in 2019. Cash provided by operating activities decreased primarily due to lower realized prices for all commodities, lower production volumes for crude oil and NGLs, higher GP&T costs, exploration and other expenses, cash G&A expenses, interest payments, cash settlement losses on derivatives, and the timing of supplier payments during the nine months ended September 30, 2020. These declining factors were partially offset by lower lease operating expenses, production taxes, and the timing of our receivable collections for the nine months ended September 30, 2020 as compared to the same 2019 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
During the nine months ended September 30, 2020, cash flows from operating activities, cash on hand, and net borrowings of $180.0 million under our credit facility were used to finance $300.7 million of drilling and development cash expenditures, to fund $7.7 million in oil and gas property acquisitions, and to finance $6.7 million of debt issuance and exchange costs.
During the nine months ended September 30, 2019, cash flows from operating activities, cash on hand, proceeds from sales of oil and gas properties and proceeds from the issuance of our 2027 Senior Notes were used to repay net borrowings of $180.0 million under our credit facility, to finance $644.9 million of drilling and development cash expenditures, to fund $73.3 million in oil and gas property acquisitions, and to purchase $8.2 million of other property and equipment.
Credit Agreement
CRP, our consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP as borrower and we, as parent guarantor, entered into the Q2 2020 Amendments, which among other things established a new borrowing base and level of elected commitments of $700.0 million. The Q2 2020 Amendments that the lenders approved permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (discussed below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of September 30, 2020, we had $355.0 million in borrowings outstanding and $304.4 million in available borrowing capacity, which was net of $8.8 million in letters of credit outstanding and the availability blocker of $31.8 million. In connection with the Credit Agreement’s fall 2020 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million. Furthermore, we reduced our letters of credit outstanding under the Credit Agreement to $4.3 million as of October 31, 2020, from $8.8 million outstanding as of September 30, 2020.
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
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as defined with the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the Q2 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.00 to 1.00, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.

CRP was in compliance with the covenants and the financial ratios described above as of September 30, 2020 and through the filing of this Quarterly Report.
For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Senior Unsecured Notes Debt Exchange and Senior Secured Notes
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
The Debt Exchange was accounted for as an extinguishment of debt in accordance with Financial Accounting Standards Board’s Accounting Standard Codification Topic 470-50, Modifications and Extinguishments. As a result, a gain on the exchange of debt of $143.4 million was recognized in the consolidated statement of operations, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of new Senior Secured Notes issued, net of their associated debt discount of $21.0 million (which was based on the notes’ estimated fair value on the exchange date).
The Senior Secured Notes are guaranteed, subject to certain exceptions, by us and each of CRP’s subsidiaries and are secured on a second-priority basis (subject in priority only to certain exceptions) by substantially all of CRP’s and our assets, including deposit accounts and substantially all proved reserves and undeveloped acreage.
Senior Unsecured Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 in 144A private placements. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Centennial and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility.
In May 2020, a portion of the Senior Unsecured Notes were exchanged for Senior Secured Notes (see above discussion for details of the exchange).
The indentures governing the Senior Unsecured Notes and Senior Secured Notes (collectively, the “Senior Notes”) contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2020 and through the filing of this Quarterly Report.
For further information on our Senior Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2019, there have not been any significant, non-routine changes in our contractual obligations, other than the changes to certain of our operating lease commitments and principal and interest due under our Senior Unsecured Notes as a result of the Debt Exchange discussed above. Refer to Note 13—Leases under Part I, Item I of this Quarterly Report for updated contractual obligations associated with our operating leases as of September 30, 2020.
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2020 to the critical accounting policies previously disclosed in our 2019 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2019 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have a potential effect on us as of September 30, 2020.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2020, our oil and gas sales for the nine months ended September 30, 2020 would have moved up or down $36.3 million for each 10% change in oil prices per Bbl, $4.0 million for each 10% change in NGL prices per Bbl, and $2.9 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2020 and additional contracts entered into through October 31, 2020. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of September 30, 2020.

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Fixed Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	October 2020 - December 2020	1,196,000	13,000	$38.89
	January 2021 - March 2021	810,000	9,000	41.81
	April 2021 - June 2021	273,000	3,000	42.89
	July 2021 - September 2021	92,000	1,000	45.53
	October 2021 - December 2021	92,000	1,000	45.65

ICE Brent	January 2021 - March 2021	270,000	3,000	$46.85
	April 2021 - June 2021	182,000	2,000	48.01
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Differential ($/Bbl)(2)
Crude oil basis swaps	October 2020 - December 2020	1,196,000	13,000	$0.51
	January 2021 - March 2021	810,000	9,000	0.01
	April 2021 - June 2021	91,000	1,000	0.25
	July 2021 - September 2021	92,000	1,000	0.20
	October 2021 - December 2021	92,000	1,000	0.20

	Period	Volume (Bbls)	Volume (Bbls/d)	Weighted Average Collar Price Ranges ($/Bbl)(3)
Crude oil collars	October 2020 - December 2020	276,000	3,000	$39.33	-	$45.02

(1)	These crude oil swap transactions are settled based on the NYMEX WTI or ICE Brent oil price on each trading day within the specified monthly settlement period.

(2)	These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable settlement period.

(3)	These crude oil collars are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period and establish floor and ceiling prices for the contracted volumes.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Fixed Price ($/MMBtu)(1)
Natural gas swaps	October 2020 - December 2020	3,370,000	36,630	$2.65
	January 2021 - March 2021	5,400,000	60,000	2.91
	April 2021 - June 2021	3,640,000	40,000	2.89
	July 2021 - September 2021	3,680,000	40,000	2.89
	October 2021 - December 2021	3,680,000	40,000	2.95

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Differential ($/MMBtu)(2)
Natural gas basis swaps	October 2020 - December 2020	930,000	10,109	$(1.62)
	January 2021 - March 2021	1,800,000	20,000	(0.30)
	April 2021 - June 2021	3,640,000	40,000	(0.30)
	July 2021 - September 2021	3,680,000	40,000	(0.30)
	October 2021 - December 2021	3,680,000	40,000	(0.28)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Weighted Average Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2020 - December 2020	1,220,000	13,261	$2.90	-	$3.64
	January 2021 - March 2021	1,800,000	20,000	2.90	-	3.64

(1)	These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period.

(2)	These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable settlement period.

(3)
These natural gas collars are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period and establish floor and ceiling prices for the contracted volumes.

Changes in the fair value of derivative contracts from December 31, 2019 to September 30, 2020, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2019	$(325)
Contract settlements	41,433
Change in the futures curve of forecasted commodity prices(1)	(40,330)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2020	$778

(1)	At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2020 would cause a $11.3 million increase or decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of September 30, 2020 would cause a $3.7 million increase or decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. The uncertainties regarding the impact of COVID-19 as well as the significant decline in March and April of 2020 in global oil and gas prices and their continued volatility throughout 2020 has impacted the credit markets, resulting in increases in market interest rates for new debt issuances. CRP’s credit facility interest rate is based on a LIBOR spread (subject to a 1% floor), which exposes us to interest rate risk on our borrowings outstanding to the extent LIBOR increases above the floor.

As of September 30, 2020, we had $355.0 million of debt outstanding under our credit agreement, with a weighted average interest rate of 3.5%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the assumed weighted average interest rate would be approximately $3.6 million per year. We do not currently have or intend to enter into any derivative arrangements to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $737.2 million consists of our Senior Notes, which have fixed interest rates. Therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The recent worldwide outbreak of COVID-19, the uncertainty regarding the impact of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19, have resulted in an unprecedented decline in demand for oil and natural gas. At the same time, the decision by Saudi Arabia in March 2020 to drastically reduce export prices and increase oil production followed by the curtailment agreements amongst OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there was a significant decline in commodity prices starting at the end of the first quarter of 2020. Subsequent commitments made by OPEC and other oil producing countries to reduce their crude oil production, taken together with U.S. producers substantially reducing drilling and producing activities, resulted in higher commodity prices in the third quarter of 2020, but commodity prices remain volatile. The recent increasing spread of the COVID-19 outbreak, and governmental actions taken to mitigate and control such spread, have negatively impacted commodity prices due to expected lower demand for oil and natural gas. To the extent that the outbreak of COVID-19 continues to negatively impact demand and OPEC members, other oil exporting nations, and oil producers fail to implement production cuts or take other actions that are sufficient to support and stabilize commodity prices, we expect there to be excess supply of oil and natural gas for a sustained period.
This excess supply has and could, in turn, continue to result in transportation and storage capacity constraints in the United States, or even the elimination of available storage, including in the Permian Basin. If, in the future, our transportation or storage arrangements become constrained or unavailable, we may incur significant operational costs if there is an increase in price for services or we may be required to shut-in or curtail production or flare our natural gas. In addition, given the weakness in realized oil prices at the end of the first quarter of 2020, we voluntarily curtailed or shut-in a portion of our second quarter 2020 production volumes. In the future, we may again curtail some or all of our production depending on market conditions, storage or transportation constraints, and contractual obligations. Any action we take to shut-in wells may result in obligations to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Further, any prolonged shut-in of our wells may result in materially decreased well productivity once we are able to resume operations, and any cessation of drilling and development of our acreage could result in the expiration, in whole or in part, of our leases. If we again curtail our production during a low commodity price environment, these impacts on our operations, together with the lower price we would receive for our continuing production of oil and gas, could impact our ability to comply with the covenants under CRP’s credit agreement and Senior Notes. All of these impacts may adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
Due to the commodity price environment, we postponed or eliminated a portion of our developmental drilling compared to our original 2020 plans. A sustained period of weakness in oil, natural gas and NGLs prices, and the resultant effects of such prices on our drilling economics and ability to raise capital, will require us to reevaluate and further postpone or eliminate additional drilling. Such actions would likely result in the reduction of our proved undeveloped reserves and related reserve values and a reduction in our ability to service our debt obligations.
Additionally, as of December 31, 2019, approximately 13% of our total net acreage was not held by production and we had leases representing 3,162 and 3,750 undeveloped net acres scheduled to expire during 2020 and during 2021, respectively, in each case assuming no exercise of lease extension options where applicable. Any action we may implement in the future to curtail production and shut-in wells may result in our inability to continue to hold our existing leases. Further, the suspension or reduction of our drilling and completion activity levels may result in our inability to retain leases not held by production that are scheduled to expire. The loss of any acreage has the potential to reduce our reserves. As a result, if oil, natural gas and/or NGL prices experience a sustained period of weakness, our future business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures may be materially and adversely affected.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices.
Our production is not fully hedged, and we are exposed to fluctuations in oil, natural gas and NGL prices and will be affected by continuing and prolonged declines in oil, natural gas and NGL prices. We have entered into fixed price oil swaps for October 2020 through December of 2021 to protect against possible, additional near-term declines in oil prices. During this period, CRP has hedged an average of approximately 7,184 barrels per day of oil at a weighted average price of $42.54 per Bbl. We intend to continue to hedge our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility and may be subject to significant reduction in prices which would have a material negative impact on our results of operations.
If commodity prices continue to decrease or remain at current levels such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take additional write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. Due to the recent depressed commodity prices, we recorded a $591.8 million non-cash impairment to the carrying value of our oil and natural gas properties, which had an adverse effect on our results of operations. Further impairments will be required if oil and natural gas prices remain low or decline further, our undeveloped property leases expire in whole or in part in excess of our estimated expiration expectation, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows.
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
On August 10, 2020, we received written notification (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the last thirty consecutive business days, the bid price for our Class A Common Stock, par value $0.0001 per share (our “Common Stock”), had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). The Notice has no immediate effect on the listing or trading of our Common Stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until February 6, 2021, to regain compliance.
If we do not regain compliance with the Minimum Bid Requirement by February 6, 2021, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our Common Stock will become subject to delisting. In the event we receive notice that our Common Stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel.
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

10.1#
Form of Cash-Settled Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.2#
Form of Cash-Settled Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.3
Fourth Amendment to Second Amended and Restated Credit Agreement, dated October 8, 2020, among Centennial Resource Production, LLC, as borrower, Centennial Resource Development, Inc., as parent guarantor, the other guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2020).

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	November 3, 2020