Form 10-K
period 2020-12-31
Centennial Resource Development, Inc.
filed 2021-02-24
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☒	☐	☒	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $162,307,533 based on the closing price of the shares of common stock on that date.
As of February 19, 2021, there were 278,916,306 shares of Class A Common Stock, par value $0.0001 per share outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2020.

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
Completion. The process of preparing an oil and gas wellbore for production through the installation of permanent production equipment, as well as perforation and fracture stimulation to initiate production.
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
Proved undeveloped reserves or PUD. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

Realized price. The cash market price less differentials.
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
Unproved reserves. Reserves attributable to unproved properties with no proved reserves.
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
Class A Common Stock. Our Class A Common Stock, par value $0.0001 per share, also referred to as our Common Stock.
Class C Common Stock. Our Class C Common Stock, par value $0.0001 per share, which was issued to the Centennial Contributors in connection with the Business Combination, all of which have been converted for Class A Common Stock and are no longer outstanding.
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
Forward-looking statements may include statements about:
•volatility of oil, natural gas and NGL prices or a prolonged period of low oil, natural gas or NGL prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil;
•the effects of excess supply of oil and natural gas resulting from the reduced demand caused by the Coronavirus Disease 2019 (“COVID-19”) pandemic and the actions by certain oil and natural gas producing countries;
•our business strategy and future drilling plans;
•our reserves and our ability to replace the reserves we produce through drilling and property acquisitions;
•our drilling prospects, inventories, projects and programs;
•our financial strategy, liquidity and capital required for our development program;
•our realized oil, natural gas and NGL prices;
•the timing and amount of our future production of oil, natural gas and NGLs;
•our hedging strategy and results;
•our competition and government regulations;
•our ability to obtain permits and governmental approvals;
•our pending legal or environmental matters;
•the marketing and transportation of our oil, natural gas and NGLs;
•our leasehold or business acquisitions;
•cost of developing our properties;
•our anticipated rate of return;
•general economic conditions;
•weather conditions in the areas where we operate;
•credit markets;
•uncertainty regarding our future operating results; and
•our plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
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
Our principal business objective is to increase shareholder value by building a premier development company focused on horizontal drilling in the Delaware Basin. We intend to grow our production and oil and natural gas reserves by developing our acreage with an increased focus on optimizing drilling and completion results, drilling extended laterals and managing costs, with an overall objective of improving our rates of return on all wells drilled and thereby funding our drilling and development capex entirely from cash flows from operations. We also intend to increase scale and grow production and reserves through selective acquisitions that meet our strategic and financial objectives.
Organizational Structure
On October 11, 2016, the acquisition of approximately 89% of the outstanding membership interests in CRP was consummated (the “Business Combination”). CRP is currently a wholly-owned subsidiary of Centennial Resource Development due to various equity transactions.
The following diagram illustrates the current ownership structure of the company as of December 31, 2020, including the voting interests of our equity holders:
(1)     The above diagram excludes 8,000,000 outstanding Private Placement Warrants, each of which is exercisable for one share of Class A Common Stock at a price of $11.50 per share and will expire on October 11, 2021 (five years after the completion of the Business Combination) or earlier upon redemption or liquidation. As of December 31, 2020, Riverstone Investment Group LLC (“Riverstone”) owns 6,826,502 Private Placement Warrants and Mark G. Papa, our former Chief Executive Officer and Chairman, owns 1,173,498.

Description of Our Properties
Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and our properties consist of large, contiguous acreage blocks in West Texas and New Mexico. As a result, we are able to efficiently develop our drilling inventory and focus on maximizing returns to our stakeholders. We have established commercial production on our acreage using horizontal drilling from ten distinct zones: the Avalon Shale, 1st Bone Spring Sand, 2nd Bone Spring Sand, 2nd Bone Spring Shale, 3rd Bone Spring Sand, 3rd Bone Spring Shale, Upper Wolfcamp A, Lower Wolfcamp A, Wolfcamp B and Wolfcamp C. Our development drilling plan is comprised exclusively of horizontal drilling with an ongoing focus on optimizing completions, improving drilling results and managing costs.
As of December 31, 2020, we have leased or acquired approximately 81,657 net acres, 97% of which we operate. In addition, we own 1,472 net mineral acres in the Delaware Basin. Approximately 71% of our total acreage is located in Texas, primarily Reeves County, in the southern portion of the Delaware Basin and the remaining 29% is located in Lea County, New Mexico, in the northern portion of the Delaware Basin. Over 88% of our net acreage is held by production as of December 31, 2020. The relatively high proportion of our operated acreage that is held by production gives us significant operational control and capital spending flexibility. This allows us to execute our development program with significant control over the timing and allocation of capital expenditures and application of the optimal drilling and completion techniques to efficiently develop our resource base as evidenced by our operational flexibility executed in 2020.
During the first quarter of 2020, we operated a five-rig drilling program completing 22 gross operated wells and planned to operate a similar drilling and completion program for the remainder of the year. However, in response to significant market deterioration and declines in the oil and natural gas commodity prices, both stemming from the COVID-19 pandemic and tensions between members of OPEC and other important oil producing countries like Russia, we suspended our drilling program at the end of the first quarter of 2020. We continued with no rigs in operation until the end of the third quarter of 2020 when markets and commodity prices began to recover. During August of 2020, we also completed five gross operated wells that had been drilled but left uncompleted earlier in the year. We operated one drilling rig through the fourth quarter of 2020 and ended the year with two drilling rigs in operation. These operational decisions allowed us to preserve liquidity, conserve our reserve base and develop our properties during periods of higher economic opportunity. Refer to Item 7, Management Discussion and Analysis of Financial Condition and Result of Operations under Part II, Item 7 of this Annual Report for further discussion on the 2020 market conditions and our operational activity.

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
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows for the periods indicated:

	December 31, 2020	December 31, 2019	December 31, 2018
Proved developed reserves:
Oil (MBbls)	70,716	74,842	63,317
Natural gas (MMcf)	279,556	237,791	180,542
NGL (MBbls)	31,672	32,743	23,093
Total proved developed reserves (MBoe)(1)	148,981	147,216	116,500
Proved undeveloped reserves:
Oil (MBbls)	79,776	75,317	79,449
Natural gas (MMcf)	248,231	264,639	222,310
NGL (MBbls)	28,773	34,499	28,825
Total proved undeveloped reserves (MBoe)(1)	149,921	153,923	145,326
Total proved reserves:
Oil (MBbls)	150,492	150,159	142,766
Natural gas (MMcf)	527,787	502,430	402,852
NGL (MBbls)	60,445	67,242	51,918
Total proved reserves (MBoe)(1)	298,902	301,139	261,826

Proved developed reserves %	50%	49%	44%
Proved undeveloped reserves %	50%	51%	56%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$1,184.7	$2,062.4	$2,479.9
Discounted future income tax expense	4.4	135.5	499.6
Total proved pre-tax PV 10%(2)	$1,189.1	$2,197.9	$2,979.5

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Total proved pre-tax PV 10% (“Pre-tax PV 10%”) is a supplemental non-GAAP financial measure as defined by the SEC and is derived from the standardized measure of discounted future net cash flows (the ‘‘Standardized Measure’’), which is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure. Pre-tax PV 10% is computed on the same basis as the Standardized Measure but without deducting future income taxes. We believe Pre-tax PV 10% is a useful measure for investors when evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our Pre-tax PV 10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. Our management uses this measure when assessing the potential return on investment related to our oil and gas properties and acquisitions. However, Pre-tax PV 10% is not a substitute for the Standardized Measure. Our Pre-tax PV 10% and Standardized Measure do not purport to present the fair value of our proved oil, NGL and natural gas reserves.

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves decreased by 4.0 MMBoe on a net basis from December 31, 2019 to December 31, 2020, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

(MBoe)	2020
Proved undeveloped reserves at January 1,	153,923
Transferred to proved developed reserves	(18,622)
Revisions to previous estimates	(37,471)
Extensions and discoveries	52,091
Proved undeveloped reserves at December 31,	149,921

During 2020, we spent $158.3 million in capital expenditures to convert 18.6 MMBoe of PUD reserves to proved developed reserves. Furthermore, we added 52.1 MMBoe of PUD reserves during the year through extensions and discoveries, which mainly related to new locations added based on our 2020 drilling results. The majority of these new PUD locations were on our New Mexico acreage within the 2nd and 3rd Bone Spring formations, and we also added locations in the Wolfcamp C and 3rd Bone Spring on our Texas acreage position. Total revisions to previous estimates reduced PUD reserves by a net amount of 37.5 MMBoe. Negative revisions during 2020 totaled 114.0 MMBoe and consisted of (i) 83.9 MMBoe of downward pricing adjustments, (ii) 25.4 MMBoe of negative revisions associated with PUD locations that were either reclassified to unproved reserves or removed due to changes in our active development program, and (iii) 4.0 MMBoe of reserves removed for PUD locations no longer expected to be developed within five years of their initial recording. These downward revisions were partially offset by 76.5 MMBoe of upward revisions primarily related to reductions to our operating costs and per-well capital expenditures realized during the year and applied to our reserve estimates. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 13% in 2020, which is lower than historical conversion rates due to our reduced 2020 drilling activity as previously discussed.
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
Controls over Reserve Estimation
We maintain adequate and effective internal controls over the reserve estimation process and the underlying data which the reserve estimates are based upon. Our reserves estimation process is coordinated by our internal reserves department, which consists of qualified petroleum engineers, and is overseen by our Vice President of Strategic Planning and Corporate Reserves. Reserve information, including models and other technical data, are stored on a secured database on our network. Certain non-technical inputs used in the reserves estimation process such as ownership interest percentages, oil and natural gas production, commodity prices, price differentials, operating and development costs and plug and abandonment estimates are obtained by other departments and are subject to our internal control process. Annually, our internal reserves department prepares a preliminary reserve database and meets with NSAI to discuss the assumptions and methods to be used in the year-end proved reserve estimation process and to review field performance and our future development plans. Following this review, the reserve database and supporting data is furnished to NSAI for their independent estimates and final report.
Qualifications of Responsible Technical Persons
Our Vice President of Strategic Planning and Corporate Reserves, Jeff Thompson, is responsible for overseeing the preparation of the reserves estimates. Mr. Thompson has held this position at Centennial since July 2017 and has over 15 years of relevant experience in reservoir engineering and reserve estimation. He holds a Bachelor of Science degree in petroleum engineering from the University of Oklahoma and is a Registered Professional Engineer in Oklahoma and member of the Society of Petroleum Engineers.
NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. Neil H. Little and Mr. Edward C. Roy III. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience. He graduated from Rice University with a Bachelor of Science Degree in Chemical Engineering and from University of Houston with a Master of Business Administration Degree. Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience. He graduated from Texas Christian University with a Bachelor of Science Degree in Geology and from Texas A&M University with a Master’s Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
Production
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Net production:
Oil (MBbls)	13,207	15,582	12,679
Natural gas (MMcf)	41,302	41,703	31,707
NGL (MBbls)	4,490	5,234	4,332
Total (MBoe)(1)	24,581	27,766	22,295
Average sales price (excluding effect of hedges):
Oil (per Bbl)	$36.02	$52.02	$55.98
Natural gas (per Mcf)	1.13	1.07	1.97
NGL (per Bbl)	12.91	17.03	27.45
Total per BOE(1)	$23.61	$34.01	$39.97
Operating costs per Boe:
Lease operating expenses	$4.45	$5.26	$3.74
Severance and ad valorem taxes	1.60	2.28	2.54
Gathering, processing and transportation expenses	2.90	2.62	2.58

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Productive Wells
As of December 31, 2020, we owned an approximate 75% average working interest in 534 gross (400 net) productive wells. Our wells are primarily oil wells (517 gross/387 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.
Acreage
The following table sets forth information as of December 31, 2020 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Developed Acreage(3)		Undeveloped Acreage(3)		Total Acreage(3)
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
60,267	45,579	45,983	36,078	106,250	81,657

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
(3)    Does not include our 1,472 net mineral acres.
The following table sets forth the gross and net undeveloped acreage, as of December 31, 2020, that will expire over the next five years unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements.

2021		2022		2023		2024		2025
Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
7,776	5,017	4,183	2,171	1,335	211	1,320	1,081	320	320

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

	Year Ended December 31,
	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive(1)	31	29.5	84	73.6	80	72.4
Dry(2)	1	1.0	2	2.0	—	—
	32	30.5	86	75.6	80	72.4
Exploratory Wells:
Productive(1)	—	—	—	—	—	—
Dry	1	1.0	—	—	—	—
	1	1.0	—	—	—	—
Total	33	31.5	86	75.6	80	72.4

(1)    Although a well may be classified as productive upon completion, future changes in oil and natural gas prices, operating costs and production may result in the well becoming uneconomical, particularly exploratory wells where there is no production history.
(2)    The dry hole category includes wells that were unsuccessful due to mechanical issues that occurred during drilling.
As of December 31, 2020, we had 9 gross (8.4 net) operated wells in the process of drilling, completing or waiting on completion.

Delivery Commitments
The table below summarizes our firm sales agreements for crude oil and natural gas, both of which provide for gross firm sales over the contractual terms:

	Oil Volume Commitments(1)(2)		Gas Volume Commitments(1)(3)
Period	Total (Bbl)	Daily (Bbls/d)	Total (MMBtu)	Daily (MMBtu/d)
2021	14,000,000	38,300	30,150,000	82,600
2022	18,250,000	50,000	12,450,000	41,000
2023	20,075,000	55,000	—	—
2024	10,980,000	30,100	—	—
2025	4,530,000	30,000	—	—
Total	67,835,000		42,600,000

(1) Above volumes represent the total gross volumes we are required to deliver per these agreements, which gross volumes are not comparable to our net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report, as amounts therein are reflected net of all royalties, overriding royalties and production due to others.
(2)    We are only required to physically deliver 30,000 Bbls/d of the total committed gross volumes of crude oil during the years 2021 through May 2025, and if these physical delivery commitments are not met, a financial obligation would arise. Failure to deliver the remainder of the committed gross volumes of crude oil under these agreements could result, and during 2020 did result, in a reduction of our future firm takeaway capacity at the purchasers’ discretion in accordance with the terms of the agreements.
(3)    We are not required to physically deliver these gross volumes over the terms of the agreements, but if the volumetric commitments are not met and the purchaser incurs financial damages, we are required to pay for any differences between the contracted prices and current market prices for replacement volumes bought by the purchaser.
We believe our current production and reserves are sufficient to fulfill these physical delivery commitments, and production under the agreements is not tied to any specific property. Therefore, if our production is not sufficient to satisfy the firm delivery commitments above, we believe we can purchase sufficient volumes in the market at index-related prices to satisfy our commitments. See also Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations, in this Annual Report for discussion of our firm transportation commitments related to natural gas deliveries.
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
Marketing and Customers
We market the majority of the production from properties we operate on account of both ourselves and that of the other working interest owners in these properties. We generally sell our oil, natural gas and NGL production to purchasers at prevailing market prices, which in certain cases are adjusted for contractual differentials, and the majority of our revenue contracts have terms greater than twelve months.
We normally sell production to a relatively small number of customers, as is customary in our business. The table below summarizes the purchasers that accounted for 10% or more of our total net revenues for the periods presented:

	Year Ended December 31,
	2020	2019	2018
BP America	47%	37%	18%
Shell Trading (US) Company	20%	11%	19%
Eagleclaw Midstream Ventures, LLC	8%	8%	12%
ExxonMobil Oil Corporation	4%	26%	—%

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
Competition
The oil and natural gas industry is a highly competitive environment. We compete with both major integrated and other independent oil and natural gas companies in all aspects of our business including exploring, developing and operating our properties as well as transporting and marketing our production. Competitive conditions may be affected by future legislation and regulations as the United States develops new energy and climate-related policies. In addition, some of our competitors may have a competitive advantage when responding to factors that affect the supply and demand for oil and natural gas production, such as price fluctuations (including basis differentials), domestic and foreign political conditions, weather conditions, the proximity and capacity of natural gas pipelines and other transportation facilities and overall economic conditions. We also face indirect competition from alternative energy sources. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.
Transportation
During the initial development of our fields, we consider all gathering and delivery infrastructure options in the areas of our production. The majority of our oil production is sold at the lease as it enters third-party gathering pipelines. The purchaser then transports the oil by pipeline or truck to a tank farm, another pipeline or a refinery. Our natural gas is either transported by gathering lines from the wellhead to a central delivery point and is then gathered by third-party lines to a gas processing facility or gathered by a third-party directly from the wellhead.
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
The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers issued final rules attempting to clarify the federal jurisdictional reach over Waters of the United States in 2015 (the “WOTUS rule”). However, in 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to review the WOTUS rule and, if the agencies’ reviews find that the rule does not meet the executive order’s goal of promoting economic growth while reducing regulatory uncertainty, to initiate a new rulemaking to repeal or revise the rule. The EPA and the U.S. Army Corps of Engineers formally repealed the WOTUS rule in September 2019. In January 2020, the Trump administration published a final replacement rule, called the Navigable Waters Protection Rule, that purports to expressly define which categories of water may be federally regulated under the CWA. The

Navigable Waters Protection Rule is set to take effect 60 days from publication of the replacement rule in the Federal Register. Legal challenges to the Navigable Waters Protection Rule have been filed and are pending. As such, uncertainty remains with respect to future implementation of the rule. In addition, in an April 2020 decision defining the scope of the CWA, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The U.S. Supreme Court rejected assertions by the EPA and the U.S. Army Corps of Engineers that groundwater should be totally excluded from CWA jurisdiction.
The process for obtaining permits under the CWA also has the potential to impact our operations. In April 2020, the U.S. District Court for the District of Montana vacated Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. The U.S. Army Corps of Engineers appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) and the litigation is ongoing. In July 2020, the U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. The stay is to remain in place pending disposition of the appeal currently pending before the Ninth Circuit. In January 2021, the U.S. Army Corps of Engineers released the final version of a rule renewing twelve of its NWPs, including NWP 12. The new rule splits NWP 12 into three parts; NWP 12 will continue to be available to oil and gas pipelines, while new NWP 57 will be available for electric utility line and telecommunications activities, and a new NWP 58 will be available for utility line activities for water and other substances. The new rule also eliminates preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also now requires new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. We cannot predict at this time whether and, if so, how the new rule will be implemented, because permits are issued by the local U.S. Army Corps of Engineers district offices. Moreover, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.
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
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include NSPS to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In September 2018, the EPA proposed amendments to the 2016 rules that would reduce the 2016 rules’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 methane requirements and EPA’s attempt to delay the implementation of the rule. Further, in August 2019, the EPA proposed two options for rescinding the Subpart OOOOa standards. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, several lawsuits have been filed challenging these amendments, and the amendments may be subject to reversal under the current administration. As discussed above, in January 2021, the administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically called on the EPA to consider a proposed rule suspending, revising or rescinding the September 2020 deregulatory amendments by September 2021. As a result, future implementation of the standards is uncertain at this time.
The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry. In July 2020 a federal district court in California vacated the 2018 rescission rule. BLM filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit; however, the federal district court in California entered a final judgment vacating the September 2018 rescission rule in October 2020.
The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standards for ground-level ozone from the current standard of 75 parts per billion (“ppb”) for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015. The EPA issued its anticipated area designations in November and December 2017. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 ppb rather than lower them further. However, as discussed above, that action could be subject to reversal following the administration’s January 2021 executive order. States are expected to implement more stringent permitting and pollution control requirements as a result of this new final rule, which could apply to our operations.
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
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, no significant legislation has been adopted at the federal level. In the absence of such federal climate legislation, a number of state and regional cap-and-trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. The Paris Agreement entered into force on November 4, 2016 upon achieving its threshold for ratification by signatory countries. A long-term goal of the Paris Agreement is to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. However, the Paris Agreement does not impose any binding obligations on its participants. In November 2019, the Trump administration initiated the formal process for withdrawing from the Paris Agreement, which resulted in an effective exit date of November 2020. However, in its January 2021 executive order, the Biden administration initiated the process for rejoining the Paris Agreement.
The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide,” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022. A separate executive order targeting climate change, also issued by the current administration in January 2021, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed.
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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, natural gas and NGLs from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, more recently, in June 2016, establishing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting (which are subject to revision, as discussed above); published in June 2016 an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 a prepublication version of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in March 2015, the BLM adopted rules establishing stringent standards relating to hydraulic fracturing on federal and American Indian lands. In June 2016, a federal district court judge in Wyoming struck down this final rule, finding that the BLM lacked authority to promulgate the rule. That ruling was appealed, but in September 2017 the U.S. Court of Appeals for the Tenth Circuit dismissed the appeal and remanded with directions to vacate the lower court’s opinion, leaving the final rule in place. However, following the issuance of an executive order by President Trump to review rules related to the energy industry, the BLM initiated a rulemaking to rescind the final rule in December 2017. Shortly after the final rulemaking was issued, the state of California and several environmental groups filed lawsuits against the BLM, the Secretary of the Interior, and the Assistant Secretary for Land and Minerals Management, seeking an injunction and a declaration that the repeal violated numerous federal statutes. After the suits were filed, multiple industry groups and the state of Wyoming sought to intervene and transfer the case to federal court in Wyoming, which decided the initial legal challenge to the Obama administration’s fracking regulations. A hearing was held in January 2020 to consider a motion for summary judgment in the case, and in March 2020, the court granted BLM’s motion for summary judgment, upholding the agency’s decision to rescind the hydraulic fracturing regulations finalized in the 2015 rule. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under certain limited circumstances.”
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
Activities on Federal Lands and State Lands
Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” In July 2020, CEQ issued a final rule implementing the January 2020 proposal. Such changes to the NEPA regulations, if they survive review following the January 2021 executive order, could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands. Our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in the Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial.
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
ESA and Migratory Birds
The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (the “FWS”) was required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. A coalition of states and environmental groups has challenged the three rules and the litigation remains pending. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
In addition, the federal government recently has issued indictments under the Migratory Bird Treaty Act (“MBTA”) to several oil and natural gas companies after migratory birds were found dead near reserve pits associated with drilling activities. The Department of the Interior issued an opinion in December 2017 that would narrow certain protections afforded to migratory birds pursuant to the MBTA. In response to this opinion, two separate lawsuits were filed in May 2018 in the U.S. District Court for the Southern District of New York challenging the Department of the Interior’s interpretation of the MBTA. In September 2018, eight states filed a similar suit in the U.S. District Court for the Southern District of New York. The litigation is ongoing. In February 2020, the FWS published a rule seeking to codify the December 2017 legal opinion. The FWS issued a draft rule in January 2021, which was set to take effect in February 2021. However, in response to the January 2021 executive order directing federal agencies to review actions taken by the prior administration, FWS has delayed implementation of the final rule by 30 days and opened the rule for additional public comment. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities, which could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
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
Human Capital Resources
We aim to attract top talent in the oil and gas sector and empower our employees to be innovators in our industry. As of December 31, 2020, we had 151 full-time employees. In addition, we hire independent contractors on an as needed basis but have no collective bargaining or employment agreements with our employees.
We believe that our employees give us a sustainable competitive advantage, and we understand the need to attract, retain and train the best team possible. We provide fair and competitive wages to assist in retention of our top talent, and our compensation programs are integrated with our overall business strategies to incentivize performance and maximize shareholder returns. We offer a variety of programs that are designed to retain our employees and also provide opportunities to grow their professional careers while continuing to deliver value to the company. Additionally, we have a comprehensive suite of benefits that provides our employees with various programs to meet their different needs including retirement, health and wellness plans.
We are committed to a diverse workforce because we believe employees with different backgrounds, experiences, interests and skillsets drive superior results. In terms of gender and racial distribution, approximately 38% of our employees identify as female and approximately 24% of our employees identify as non-white. We plan to continue to recruit and develop a diverse workforce to ensure that we remain an employer of choice delivering top-tier results.
We strive to promote a safe and healthy working environment with a focus on protecting our employees, contractors, the public and the environment in the communities in which we conduct our business. We provide frequent trainings and monthly safety meetings for all field employees and have excelled in health, safety and environmental performance maintaining zero employee recordable incidents due to illnesses or injuries at the workplace.

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

ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors together with all of the other information included in this Annual Report and our other reports filed with the SEC before investing in our securities. The occurrence of one or more of these risks could materially and adversely affect our business, our financial condition, and the results of our operations, which in turn could negatively impact the value of our securities.
Risks Related to Commodity Prices
The COVID-19 pandemic and related governmental actions have and may continue to lead to an imbalance in expected supply and demand of oil and natural gas, which could negatively impact commodity prices and therefore our business, financial condition and results of operations.
The COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil, natural gas and NGLs starting in 2020. The impact was exacerbated by Saudi Arabia significantly reducing export prices and increasing oil production in March 2020. As a result, there was a significant decline in commodity prices starting at the end of the first quarter of 2020. These commodity prices remained depressed for the remainder of 2020 as compared to average commodity prices over the last few years.
In late 2020 and early 2021, commitments made by the OPEC and other oil producing countries to reduce their crude oil production, taken together with U.S. producers substantially reducing drilling and producing activities, resulted in higher commodity prices, but commodity prices remain volatile. The remaining uncertainty around COVID-19, the efficacy of and timeframe for vaccinations, the emergence and spread of new strains of the virus, renewed actions by governments to combat the spread of the virus, including stay-at-home mandates and recommendations and general restrictions on travel, and other lingering risks and concerns relating to COVID-19, combined together, continue to impact actual and expected demand for oil and natural gas. To the extent oil producers fail to implement or sustain production cuts or take other actions that are sufficient to balance oil, natural gas and NGLs supply with expected demand, the excess supply could lead to a resurgence of commodity price declines. As the vast majority of our revenue and cash flow is generated from the sale of oil, natural gas and NGLs, lower commodity prices resulting from COVID-19 factors could materially and adversely affect our future business, financial condition and results of operations.
Commodity prices are volatile, and a sustained period of low commodity prices for oil, natural gas and NGLs could adversely affect our business, financial condition and results of operations.
The prices we receive for our oil, natural gas and NGLs heavily influence our revenue, cash flows, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, natural gas and NGLs are commodities, and their prices may fluctuate widely in response to relatively minor changes in the actual and expected supply of and demand for oil, natural gas and NGLs and market uncertainty. In addition to the influence of the COVID-19 pandemic and related governmental actions, discussed above, oil, natural gas and NGL prices have historically been volatile and subject to fluctuations relating to a variety of additional factors that are beyond our control, including:
•worldwide and regional economic conditions impacting the global supply of and demand for oil, natural gas and NGLs;
•the price and quantity of foreign imports of oil, natural gas and NGLs;
•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Africa, South America and Russia;
•actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•political, economic and other conditions that affect perceived demand for oil, natural gas and NGLs, including trade tensions between the U.S. and other countries and global health pandemics, epidemics and concerns;
•the level of global exploration, development, production, and inventories;
•prevailing prices on local price indexes in the area in which we operate;
•the proximity, capacity, cost and availability of gathering and transportation facilities;
•the availability of refining and storage capacity;
•the cost of exploring for, developing, producing and transporting reserves;
•weather conditions and other natural disasters;
•terrorist attacks targeting oil and natural gas related facilities and infrastructure;
•technological advances affecting fuel economy, energy supply and energy consumption;
•the effect of energy conservation measures, alternative fuel requirements and the price and availability of alternative fuels;

•laws, regulations and taxes in the U.S. and in foreign jurisdictions that impact the demand for oil, natural gas and NGLs;
•shareholder activism or activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize emissions of carbon dioxide and methane GHGs or otherwise;
•localized and global supply and demand fundamentals; and
•expectations about future commodity prices.
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. From 2016 through 2020, the WTI spot price for oil averaged $51.21 per Bbl, which is down substantially from the $85.82 average for the prior five-year period. The Henry Hub average spot price from 2016 through 2020 of $2.65 per MMBtu similarly declined from $3.49 per MMBtu, which was the average for the prior five-year period. The commodity prices displayed even more dramatic volatility in 2020, during which the WTI spot price for oil briefly fell to a low of negative $37.63 per barrel on April 20, 2020 and the Henry Hub spot price reached a low of $1.33 on September 21, 2020. During these periods, NGLs, which are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have suffered significant recent price declines.
A sustained or further extended decline in commodity prices may result in a shortfall in our expected revenues and cash flows and require us to reduce capital spending or borrow funds to cover any such shortfall. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods of low commodity prices for oil and natural gas and the resultant effect such prices may have on our drilling economics and our ability to raise capital may require us to re-evaluate and postpone, moderate or eliminate our planned drilling and completions operations, or suspend production from current wells, which could result in the reduction of our expected production and some of our proved undeveloped reserves and related standardized measure. If we moderate or curtail our drilling, completion or production operations, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a sustained or further extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. In 2020, we recognized an impairment of $591.8 million because of the depressed oil and natural gas commodity prices at the time we conducted the impairment analysis in the first quarter. While commodity prices improved in the subsequent quarters of 2020 and we did not recognize any further impairments directly relating to prevailing commodity prices, a sustained or further extended decline in commodity prices in the future could result in additional impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
Risks Related to Our Reserves, Leases and Drilling Locations
Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
The process of estimating oil and natural gas reserves is complex. In order to prepare reserve estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, seismic, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as commodity prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Any significant inaccuracies in our interpretations of this technical data or in making our assumptions could materially affect the estimated quantities and present value of our reserves.
Actual future production, commodity prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary from our estimates. For instance, initial production rates reported by us or other operators may not be indicative of future or long-term production rates, our recovery efficiencies may be worse than expected, and production declines may be greater than our estimates and may be more rapid and irregular when compared to initial production rates. In addition, we may adjust reserve estimates to reflect additional production history, results of development activities, current commodity prices and other existing factors. Any significant variance could materially affect the estimated quantities and present value of our reserves.
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2020, and related standardized measure were calculated under rules of the SEC using twelve-month trailing average benchmark prices of $36.04 per barrel of oil (WTI Posted) and $1.99 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2021. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2020 would increase by 4.5 MMBoe (2%) or decrease by 24.3 MMBoe (8%), respectively, and the pre-tax PV10% of our proved reserves would increase by $334.5 million (28%) or decrease by $327.7 million (28%), respectively.
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
Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Unless we conduct successful ongoing exploration and development activities or continually acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Our future reserves and production, and therefore our future cash flows and results of operations, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire sufficient additional reserves to replace our current and future production, particularly because competition in the oil and natural gas industry is intense, and many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. If we are unable to replace our current and future production, the value of our reserves will decrease, and our business, financial condition and results of operations would be materially and adversely affected.
The development of our estimated PUDs may take longer and may require higher levels of capital expenditures than we currently anticipate. Therefore, our estimated PUDs may not be ultimately developed or produced.
As of December 31, 2020, 50% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.
As of December 31, 2020, over 88% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
In 2020, given the weakness in realized oil prices at the end of the first quarter, we voluntarily shut-in a portion of our second quarter 2020 production volumes. In the future, we may again shut-in some or all of our production depending on market conditions, storage or transportation constraints and contractual obligations, and any prolonged shut-in of our wells could result in the expiration, in whole or in part, of the related leases, which could adversely affect our reserves, business, financial condition and results of operations.

Our identified drilling locations are scheduled out over many years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
We have specifically identified and scheduled certain drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These drilling locations represent a significant part of our business strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, availability of gathering or transportation facilities, access to and availability of water sourcing and distribution systems, regulatory approvals, including permitting, and other factors. Because of these uncertain factors, we do not know if the numerous identified drilling locations will ever be drilled or if we will be able to produce natural gas or oil from these or any other drilling locations. In addition, unless production is established within the spacing units covering the undeveloped acres on which some of the drilling locations are obtained, the leases for such acreage will expire. As such, our actual drilling activities may materially differ from those presently identified.
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
Risks Related to Our Operations
Our development and acquisition projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, which could lead to a decline in our ability to access or grow production and reserves.
The oil and natural gas industry is capital-intensive. We make and expect to continue to make substantial capital expenditures related to development and acquisition projects. Historically, we have funded our capital expenditures with cash flows from operations, borrowings under CRP’s revolving credit facility, proceeds from offering debt and equity securities and divestitures of non-core assets, and we intend to finance our future capital expenditures in a similar fashion. When we finance our capital expenditures through indebtedness a portion of our cash flows from operations must be used to pay interest and principal on the indebtedness, which reduces our ability to use cash flows from operations to fund working capital, capital expenditures and acquisitions. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, natural gas and NGL prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments.
Our cash flow from operations and access to capital are subject to a number of variables, including:
•the prices at which our production is sold;
•our proved reserves;
•the level of hydrocarbons we are able to produce from existing wells;
•our ability to acquire, locate and produce new reserves;
•the levels of our operating expenses; and
•our ability to borrow under CRP’s revolving credit facility and to access the capital markets.
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
Our future financial condition and results of operations will depend on the success of our development, acquisition and production activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. In addition to the risks we face in drilling for and producing oil and natural gas, some factors that may directly or indirectly negatively impact our scheduled operations:
•lack of available gathering or transportation facilities or delays in the constructing such facilities;
•abnormal pressure or irregularities in geological formations;
•shortages of or delays in obtaining equipment, qualified personnel, materials or resources;
•equipment failures, accidents or other unexpected operational events;
•delays imposed by or resulting from compliance with laws and regulations, including limitations resulting from wastewater disposal, emission of GHGs and limitations on hydraulic fracturing;
•environmental hazards, such as oil and natural gas leaks, oil spills, pipeline and tank ruptures and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;
•natural disasters;
•personal injuries and death;
•terrorist attacks targeting oil and natural gas related facilities and infrastructure;
•limited availability of financing at acceptable terms;
•title problems;
•adverse weather conditions; and
•limitations in the market for oil and natural gas.
We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events, including those operating risks listed above, could materially and adversely affect our business, financial condition or results of operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
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
Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include the following:
•landing a wellbore in the desired drilling zone;
•staying in the desired drilling zone while drilling horizontally through the formation;
•spacing the wells appropriately to maximize production rates and recoverable reserves;
•running our casing the entire length of the wellbore; and
•being able to run tools and other equipment consistently through the horizontal wellbore.
Risks that we face while completing wells include the following:
•the ability to fracture stimulate the planned number of stages;
•the ability to run tools the entire length of the wellbore during completion operations;
•the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage; and
•the ability to prevent unintentional communication with other wells.

In addition, the results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas have limited or no production history and, consequently, we are more limited in assessing future drilling results in these areas. If our drilling results are less than anticipated, the return on our investment for a particular project may not be as attractive as anticipated, and we could incur material write-downs of unevaluated properties and the value of our undeveloped acreage could decline in the future.
Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.
Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Drought conditions have persisted in Texas in past years. These drought conditions have led some local water districts to restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. Where practicable, we strive to use recycled water for our hydraulic fracturing operations. If we are unable to obtain water from water suppliers or our recycling operations, it may need to be obtained from non-local sources and transported to drilling sites, resulting in increased costs, or we may be unable to economically drill for or produce oil and natural gas, each of which could have an adverse effect on our financial condition, results of operations and cash flows.
Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our drilling operations or are unable to recycle or dispose of the produced water we produce in an economical and environmentally safe manner.
Our operations could be impaired if we are unable to recycle or dispose of the water we produce in an economical and environmentally safe manner. Where practicable, we strive to recycle the produced water for our future oil and gas operations. Produced water that is not recycled generally gets disposed of in disposal wells that are operated by us or third-party contractors. Some studies have linked earthquakes or induced seismicity in certain areas to underground injection of produced water resulting from oil and gas activities, which has led to increased public and governmental scrutiny of injection safety. For instance, in response to concerns regarding induced seismicity, regulators in Texas have adopted new rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity.
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
Our producing properties are geographically concentrated in the Delaware Basin, a sub-basin of the Permian Basin, primarily in West Texas and New Mexico. At December 31, 2020, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages, regional power outages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

The marketability of our production is dependent upon transportation and other facilities, most of which we do not control. If these facilities are unavailable, or if we are unable to access these facilities on commercially reasonable terms, our operations could be interrupted and our revenues reduced.
The marketability of our oil, natural gas and NGLs production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil, natural gas and NGLs production is generally transported from the wellhead by gathering systems that are either owned by us or third-party midstream companies. In general, we do not control the transportation of our production and our access to transportation facilities may be limited or denied. In some instances, we have contractual guarantees relating to the transportation of our production through firm transportation arrangements, but third-party systems may be temporarily unavailable due to market conditions, mechanical failures, accidents or other reasons. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or third-party midstream companies or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil, natural gas and NGLs and thereby cause a significant interruption in our operations. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements, we may be required to shut in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil, natural gas and NGLs produced from our fields, would materially and adversely affect our financial condition and results of operations.
We have entered into multi-year agreements with some of our suppliers, service providers and the purchasers of our oil and natural gas, which contain minimum volume commitments. Any failure by us to satisfy the minimum volume commitments could lead to contractual penalties that could adversely affect our results of operations and financial position.
We have entered into certain multi-year supply and service agreements associated with water disposal. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil and natural gas and may in the future enter into multi-year agreements for contracts for drilling rigs or other services. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in the form of volume deficiencies or other remedies may apply. As of December 31, 2020, our aggregate long-term contractual obligation under these agreements was $12.8 million, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Note 13—Commitments and Contingencies, Item 8. Financial Statements and Supplementary Data in this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
We depend upon a small number of significant purchasers for the sale of most of our oil, natural gas and NGL production.
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2020, 2019 and 2018. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
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
•recoverable reserves;

•future commodity prices and their applicable differentials;
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
The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted if the United States imposes tariffs on imported goods from countries where these goods are produced. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
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

Risks Related to Our Derivative Transactions, Debt and Access to Capital
Our derivative activities could result in financial losses or could reduce our earnings.
We enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2020, we had entered into derivative contracts covering a portion of our projected oil and gas production through early 2022 (refer to Note 7—Derivative Instruments under Part II, Item 8 of this Annual Report for a summary of our derivative instruments as of December 31, 2020). Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
Derivative instruments also expose us to the risk of financial loss in some circumstances, including when:
•production is less than the volume covered by the derivative instruments;
•there is an increase in the differential between the underlying price in the derivative instrument and actual prices received; or
•there are issues with regard to legal enforceability of such instruments.
The use of derivatives may, in some cases, require the posting of cash collateral with counterparties. If we enter into derivative instruments that require cash collateral and commodity prices or interest rates change in a manner adverse to us, our cash otherwise available for use in our operations would be reduced, which could limit our ability to make future capital expenditures and make payments on our indebtedness, and which could also limit the size of CRP’s borrowing base. Future collateral requirements will depend on arrangements with our counterparties, highly volatile commodity prices and interest rates. In addition, derivative arrangements could limit the benefit we would receive from increases in the prices for oil and natural gas, which could also have a material adverse effect on our financial condition.
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
Since our production is not fully hedged, and we are also exposed to fluctuations in oil, natural gas and NGL prices as it relates to the price we receive from the sale of our unhedged volumes. We intend to continue to hedge a portion of our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility with regard to these unhedged volumes, and a decline in commodity prices could materially and adversely affect our business, financial condition and results of operations.
Our leverage and debt service obligations may adversely affect our financial condition, results of operations, business prospects and our ability to make payments on our outstanding debt.
As of December 31, 2020, we had approximately $1.1 billion of total long-term debt and additional borrowing capacity of $333.9 million under CRP’s revolving credit facility (after giving effect to a $31.8 million availability blocker and $4.3 million of outstanding letters of credit ), all of which would be secured if borrowed. Subject to the restrictions in the instruments governing CRP’s outstanding indebtedness (including CRP’s revolving credit facility and senior notes), CRP and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing CRP’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
Our current and future level of indebtedness could affect our operations in several ways, including the following:
•require us to dedicate a substantial portion of our cash flow from operations to service our existing debt, thereby reducing the cash available to finance our operations and other business activities;
•limit management’s discretion in operating our business and our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•increase our vulnerability to downturns and adverse developments in our business and the economy generally;
•limit our ability to access the capital markets to raise capital on favorable terms or to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate or other expenses or to refinance existing indebtedness;
•place restrictions on our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations;

•make it more likely that a reduction in CRP’s borrowing base following a periodic redetermination could require CRP to repay a portion of its then-outstanding bank borrowings;
•make us vulnerable to increases in interest rates as the indebtedness under CRP’s revolving credit facility may vary with prevailing interest rates;
•place us at a competitive disadvantage relative to our competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness; and
•make it more difficult for CRP to satisfy its obligations under its debt and increase the risk that we may default on its debt obligations.
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
CRP’s credit agreement and the indentures governing its senior notes contain a number of significant covenants, including restrictive covenants that may limit CRP’s ability to, among other things:
•incur additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;
•make certain payments;
•hedge future production or interest rates;
•incur liens;
•sell assets; and
•engage in certain other transactions without the prior consent of the lenders.
In addition, CRP’s credit agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2020, we were in full compliance with such financial ratios and covenants.
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
Any default under the agreements governing CRP’s indebtedness that is not cured or waived by the required lenders, and the remedies sought by the holders of any such indebtedness, could make CRP unable to pay principal, premium, if any, and interest on such indebtedness. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on CRP’s indebtedness, or if CRP otherwise fails to comply with the various covenants, including financial and operating covenants, in the agreements governing CRP’s indebtedness, CRP could be in default under the terms of the agreements governing such indebtedness. In the event of such default:
•the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest;
•the lenders under CRP’s revolving credit facility could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets; and
•we could be forced into bankruptcy or liquidation.
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
CRP’s revolving credit facility limits the amounts CRP can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually in the spring and fall. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the loan. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of permitted senior unsecured notes CRP may issue in the future. In addition, CRP’s credit agreement contains a minimum availability condition to borrowing equal to 25% of the aggregate principal amount of the Senior Secured Notes outstanding, which we refer to in this Annual Report as an availability blocker. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under CRP’s revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. In connection with the fall 2020 semi-annual borrowing base redetermination, the borrowing base and elected commitments were reaffirmed at $700.0 million.
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
Our ability to obtain financing and trade credit and the terms of any financing or trade credit is, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities, liquidity, asset quality, cost structure, product mix and commodity pricing levels. A ratings downgrade could adversely impact our ability to access financings or trade credit and increase our borrowing costs.
Increases in interest rates could adversely affect our business.
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. At December 31, 2020, we had $330.0 million in borrowings outstanding under CRP’s revolving credit facility. Interest is calculated under the terms of CRP’s credit agreement based on a LIBOR spread. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
Risks Related to Legislative and Regulatory Initiatives
Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce, while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for certain large stationary sources. Facilities required to obtain PSD permits for their GHG emissions are also required to meet “best available control technology” standards that are being established by the states or, in some cases, by the EPA on a case-by-case basis. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and natural gas production sources in the United States, which include certain of our operations. Furthermore, in June 2016, the EPA finalized rules that establish new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rule included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. However, in September 2020, the EPA adopted deregulatory amendments to the 2016 standards intended to streamline implementation, reduce duplicative EPA and state requirements and decrease the burden of compliance. In particular, the amendments removed the transmission and storage segments from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. Although the amendments are now in effect, they may be subject to reversal under the new presidential administration. In January 2021, the administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically called on the EPA to consider a proposed rule suspending, revising or rescinding the September 2020 deregulatory amendments by September 2021. As such, future implementation is uncertain at this time. However, compliance with these rules will require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, and increased frequency of maintenance and repair activities to address emissions leakage. The rules will also likely require additional personnel time to support these activities or the engagement of third party contractors to assist with and verify compliance. These new and proposed rules could result in increased compliance costs on our operations.
While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap-and-trade programs. These programs typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. The United States became one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, which requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. Although the previous administration withdrew the United States from the Paris Agreement, effective November 2020, the aforementioned executive order issued by the current administration in January 2021 commenced the process for reentering the Paris Agreement. The executive order also established a Working Group, which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide,” and “social cost of methane.” Final recommendations from the Working Group are due no later than January 2022. A separate executive order targeting climate change, also issued by the current administration in January 2021 directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could adversely affect demand for the oil and natural gas we produce. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our operations.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, proppants and chemicals under pressure into targeted subsurface formations to fracture the surrounding rock and stimulate production. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions, but the EPA and other federal agencies have asserted regulatory authority over aspects of the process. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations.
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
Conservation measures, technological advances and negative shift in market perception toward oil and natural gas industry could reduce demand for oil and natural gas.
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. Additionally, the increased competitiveness of alternative energy sources (such as electric vehicles, wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for oil and natural gas and, therefore, our revenues.
Additionally, certain segments of the investor community have recently expressed negative sentiment towards investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. Some investors, including certain pension funds, university endowments and family foundations, have stated policies to reduce or eliminate their investments in the oil and natural gas sector based on social and environmental considerations. Furthermore, certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects.
The impact of the changing demand for oil and natural gas, together with a change in investor sentiment, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations
Risks Related to Our Common Stock and Capital Structure
A negative shift in investor sentiment towards the oil and gas industry could adversely affect our ability to raise equity and debt capital.
Certain segments of the investor community have recently developed negative sentiment towards investing in the oil and gas industry. Over the past years, equity returns in the sector versus other industry sectors have led to lower oil and gas representation in certain key equity market indices. Some investors, including certain institutional investors, private equity companies, pension funds, university endowments and family foundations have stated policies to reduce or eliminate their investments in the oil and gas sector based on social and environment considerations. Certain other stakeholders have pressured commercial and investment banks to stop funding oil and gas projects. Such developments could result in downward pressure on the stock prices of oil and gas companies, including ours. This may also result in a reduction of available capital funding for potential development projects, further impacting our future financial results.
Riverstone and its affiliates own a significant percentage of our outstanding voting common stock.
Riverstone and its affiliates beneficially own approximately 33% of our voting common stock as of December 31, 2020. As long as Riverstone and its affiliates own or control a significant percentage of outstanding voting power, they may have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our third amended and restated certificate of incorporation (the “Charter”) or our second amended and restated bylaws (the “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
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
Provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which may adversely affect the market price of our Common Stock.
Our Charter and Bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•a classified board of directors, with only approximately one-third of our board of directors elected each year;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Common Stock is currently quoted on NASDAQ under the symbol “CDEV.” As of February 19, 2021, there were 17 registered holders of record of our Common Stock.
Dividend Policy
We have not paid any cash dividends on our Common Stock to date. Our board of directors may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board of directors declaring any dividends in the near future.

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
The selected historical financial information for the periods presented may not be comparable from period to period as a result of the following transactions:
•the GMT Acquisition completed in June 2017;
•the Silverback Acquisition completed in December 2016; and
•the Business Combination completed in October 2016.

	Successor					Predecessor
	Year Ended December 31,				October 11, 2016 through December 31, 2016	January 1, 2016 through October 10, 2016(1)
(in thousands, except per share data)	2020	2019	2018	2017
Statements of Operations Data:
Total revenues	$580,456	$944,330	$891,045	$429,902	29,717	$69,116
Net income (loss) attributable to Class A Common Stock	(682,837)	15,798	199,899	75,568	(8,081)	(218,724)
Income (loss) per share of Class A Common Stock:(2)
Basic	$(2.46)	$0.06	$0.76	$0.32	$(0.05)
Diluted	$(2.46)	$0.06	$0.75	$0.32	$(0.05)
Cash Flows Data:
Net cash provided by operating activities	$171,376	$564,173	$670,011	$259,918	$9,410	$51,740
Net cash used in investing activities	(326,323)	(932,989)	(1,068,664)	(992,306)	(1,749,733)	(101,434)
Net cash provided by financing activities	147,743	362,937	294,160	724,220	1,874,268	47,296

	Successor
	December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$3,827,425	$4,688,288	$4,260,021	$3,616,569	$2,651,642
Long-term debt, net	1,068,624	1,057,389	691,630	390,764	—
Total equity	2,603,961	3,270,701	3,243,869	3,003,972	2,552,935

(1) The selected historical consolidated financial information of CRP for the period from January 1, 2016 through October 10, 2016 was derived from the audited historical consolidated financial statements of CRP.
(2) No cash or stock dividends were declared or paid on our Common Stock during the periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” in this Annual Report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes, continued and future impacts of COVID-19 and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the development of unconventional oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are focused on projects that we believe provide the highest return on capital.
Market Conditions
The recent worldwide outbreak of COVID-19 and various governmental actions taken to mitigate the impact of COVID-19 have resulted in an unprecedented decline in the demand for oil and natural gas. In addition in March 2020, the decision by Saudi Arabia to drastically reduce export prices and increase oil production (the “Saudi-Russia oil price war”) followed by curtailment agreements among OPEC and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. As a result, there was a significant decline in commodity prices starting at the end of the first quarter of 2020. However, during the second quarter of 2020, OPEC and other oil producing countries agreed to reduce their crude oil production, while U.S. producers substantially reduced or suspended drilling activity and in most cases curtailed production due to low oil prices and poor economics. The oil production cuts by OPEC and other producing countries were agreed upon and continued during the remainder of 2020, and U.S. drilling activity remained low throughout the second half of 2020. These actions have aided in a partial recovery of global commodity prices. Specifically, WTI spot prices for crude oil fell to a low of negative $37.63 per barrel on April 20, 2020 (due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma) and have since recovered to a high of $49.10 per barrel on December 18, 2020.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, the continued effects of COVID-19, geopolitical events, weather conditions, global transition to alternative energy sources and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2018:

	2018				2019				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$62.91	$68.07	$69.50	$58.81	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00	$40.93	$42.66
Natural Gas (per MMBtu)	$3.08	$2.85	$2.93	$3.77	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65	$1.95	$2.47

A sustained drop in oil, natural gas and NGL prices, such as those we have experienced during 2020, will not only decrease our revenues but can also reduce the amount of oil, natural gas and NGLs that we can produce economically and can therefore potentially lower our oil, natural gas and NGL reserve quantities.
Lower commodity prices (including our realized differentials) and lower futures curves for oil and gas prices, can also result in further impairments of our proved oil and natural gas properties or undeveloped acreage (such as the impairments discussed below under “Results of Operations”) and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity and/or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement (such as the reduction discussed below under “Financing Highlights”), which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, the lower price environment and its impact to our operations could impact our ability to comply with the covenants under our credit agreement and senior notes.

COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, contractors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while the vast majority of our non-operational employees have worked remotely or reported to our offices on a limited basis during 2020. We have taken various precautionary measures with respect to our operational employees, direct contractors and employees who returned to our offices or job sites during the year such as (i) requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site or office, (ii) self-quarantining any employees or contractors who have shown signs or symptoms of COVID-19 regardless of whether such person has been confirmed to be infected, (iii) imposing social distancing requirements on work sites and at our offices that are in accordance with the guidelines released by the Center for Disease Control (the “CDC”) as well as local and state authorities, (iv) requiring all employees and contractors to have a fit-test for and wear KN-95 type respirators while in our offices and work sites, and (v) encouraging all employees and contractors to follow the CDC recommended preventive measures (including those mentioned above) to limit the spread of COVID-19. We have not experienced any operational disruptions (including disruptions from our suppliers or service providers) as a result of the COVID-19 outbreak.
2020 Highlights and Future Considerations
The changes in the macro environment and related volatility in commodity prices that occurred during 2020 discussed above have significantly impacted our results of operations for the year ended December 31, 2020, and we believe that our future operating results and near-term financial condition could continue to be impacted, until such time that oil supply and demand dynamics re-balance and stabilize.
Operational Highlights
We operated a five-rig drilling program during the majority of the first quarter of 2020, which enabled us to complete and bring online 26 gross operated wells with an average effective lateral length of approximately 7,000 feet during the first half of 2020. Due to the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, in the second quarter of 2020, we suspended all drilling and completion activities in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no drilling rigs in operation until the end of the third quarter. In addition, given the weakness in realized oil prices, we voluntarily curtailed or shut-in approximately 20% of our production during the month of May, but we were able to bring the majority of this production back online in June as crude oil prices recovered, with minimal incremental cost.

We did not experience any further curtailments to our production during the remainder of 2020, and we recommenced drilling and completion activity in the third quarter of 2020. We completed an additional 5 gross operated wells during August of 2020 with an effective lateral length of approximately 9,000 feet, which were previously drilled during the first quarter of 2020. Further, we initiated a one-rig drilling program at the end of the third quarter, which we operated through the remainder of the year and added a second drilling rig in December. During the second half of 2020, we drilled six gross operated wells to total depth and began drilling an additional three gross operated wells, all of which we plan to complete in the first quarter of 2021.
Financing Highlights
On May 22, 2020, we completed an opportunistic private exchange of our debt pursuant to which $110.6 million aggregate principal amount of CRP’s 5.375% senior unsecured notes due 2026 (the “2026 Senior Notes”) and $143.7 million aggregate principal amount of CRP’s 6.875% senior unsecured notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes, the “Senior Unsecured Notes”) were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”). This transaction resulted in the removal of $127.1 million in aggregate principal amount of Senior Unsecured Notes from the long-term debt balance in our consolidated balance sheets.
On May 1, 2020, we entered into the second and third amendments to CRP’s amended and restated credit agreement (the “Q2 2020 Amendments”) with the lenders to our existing credit agreement. Pursuant to the Q2 2020 Amendments, the borrowing base and level of elected commitments were both reduced to $700.0 million from their previous amounts of $1.2 billion and $800.0 million, respectively. The Q2 2020 Amendments, which were approved by the lenders, permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange, and they implemented an availability blocker of $31.8 million equal to 25% of the newly issued and outstanding Senior Secured Notes. Among other things, the Q2 2020 Amendments also suspended the total funded debt to EBITDAX ratio (as specified in the existing credit agreement) through year-end 2021 and introduced a new financial covenant testing the ratio of first lien debt to EBITDAX.
In connection with the credit facility’s fall 2020 semi-annual redetermination process, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
Results of Operations
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
Net revenues (in thousands):
Oil sales	$475,694	$810,655	$(334,961)	(41)%
Natural gas sales	46,776	44,556	2,220	5%
NGL sales	57,986	89,119	(31,133)	(35)%
Oil and gas sales	$580,456	$944,330	$(363,874)	(39)%

Average sales price:
Oil (per Bbl)	$36.02	$52.02	$(16.00)	(31)%
Effect of derivative settlements on average price (per Bbl)	(3.15)	(1.13)	(2.02)	(179)%
Oil net of hedging (per Bbl)	$32.87	$50.89	$(18.02)	(35)%

Average NYMEX price for oil (per Bbl)	$39.44	$57.03	$(17.59)	(31)%
Oil differential from NYMEX	(3.42)	(5.01)	1.59	32%

Natural gas (per Mcf)	$1.13	$1.07	$0.06	6%
Effect of derivative settlements on average price (per Mcf)	(0.12)	0.29	(0.41)	(141)%
Natural gas net of hedging (per Mcf)	$1.01	$1.36	$(0.35)	(26)%

Average NYMEX price for natural gas (per Mcf)	$1.99	$2.52	$(0.53)	(21)%
Natural gas differential from NYMEX	(0.86)	(1.45)	0.59	41%

NGL (per Bbl)	$12.91	$17.03	$(4.12)	(24)%

Net production:
Oil (MBbls)	13,207	15,582	(2,375)	(15)%
Natural gas (MMcf)	41,302	41,703	(401)	(1)%
NGL (MBbls)	4,490	5,234	(744)	(14)%
Total (MBoe)(1)	24,581	27,766	(3,185)	(11)%

Average daily net production:
Oil (Bbls/d)	36,084	42,692	(6,608)	(15)%
Natural gas (Mcf/d)	112,848	114,254	(1,406)	(1)%
NGL (Bbls/d)	12,269	14,338	(2,069)	(14)%
Total (Boe/d)(1)	67,161	76,072	(8,911)	(12)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the year ended December 31, 2020 were lower by $363.9 million, or 39%, compared to the year ended December 31, 2019. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sale prices for oil and NGLs decreased for the year ended December 31, 2020 as compared to 2019. The average price for oil before the effects of hedging decreased 31% and the average price for NGLs decreased 24% between periods. The 31% decrease in the average realized oil price was the result of lower NYMEX crude prices in 2020 (average NYMEX oil prices decreased 31%), which was minimally offset by improved oil differentials of $1.59 per Bbl during 2020. The

24% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in 2020. Conversely, the average realized sales price of natural gas before the effects of hedging increased 6% in 2020 as compared to 2019. This increase was mainly due to improved gas differentials ($0.59 per Mcf), which was partially offset by lower average NYMEX gas prices (down $0.53 per Mcf) between periods. The improvement in gas differentials is the result of higher natural gas prices realized in West Texas as several producers shut-in wells and curtailed production in the Permian Basin during the year and as new pipelines have been placed into service. These pipelines have provided relief from the gas takeaway capacity constraints experienced in 2019. The market prices for oil, natural gas and NGLs have all been significantly impacted by lower demand globally for oil and gas as a result of COVID-19 as well as by supply disruptions from the Russia-Saudi oil price war early in 2020, which combined have resulted in significant price declines starting in March 2020 as discussed in the market conditions section above.
Net production volumes for oil, natural gas, and NGLs decreased 15%, 1% and 14%, respectively, between periods. The oil production volume decrease between periods was the result of (i) the temporary suspension of our drilling and completion activity during most of the second and third quarters of 2020, which resulted in only 31 new wells being completed and brought online during 2020 and added 2,849 MBbls of net oil production during the year ended December 31, 2020 as compared to 84 wells completed and brought online during 2019 adding 5,611 MBbls of net oil production during the year ended December 31, 2019; (ii) the curtailment of a portion of our production during the second quarter of 2020; and (iii) normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during 2020, we flared significantly less wellhead gas as compared to 2019, resulting in a higher ratio of natural gas and NGL sales compared to oil sales in the period. In addition, for over half of 2020, the main processor of our raw gas operated in ethane-rejection as compared to operating in ethane-recovery during the majority of 2019. As a result, we sold an increased amount of natural gas from our wet gas stream and recovered fewer NGLs during the 2020 period, resulting in a lower decline in natural gas volumes (down 1%) as compared to the 14% decrease in NGL volumes between periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
Operating costs (in thousands):
Lease operating expenses	$109,282	$145,976	$(36,694)	(25)%
Severance and ad valorem taxes	39,417	63,200	(23,783)	(38)%
Gathering, processing, and transportation expense	71,309	72,834	(1,525)	(2)%
Operating costs per Boe:
Lease operating expenses	$4.45	$5.26	$(0.81)	(15)%
Severance and ad valorem taxes	1.60	2.28	(0.68)	(30)%
Gathering, processing, and transportation expense	2.90	2.62	0.28	11%

Lease Operating Expenses. Lease operating expenses (“LOE”) for the year ended December 31, 2020 decreased $36.7 million compared to the year ended December 31, 2019. Lower LOE for 2020 was primarily related to a $21.9 million decrease in workover expense between periods as a result of less workover activity and a $14.8 million decrease in well operating expenses associated with cost reduction initiatives, described below, as well as lower variable and semi-variable costs stemming from the 11% production decline between periods. These decreases were partially offset by LOE costs associated with our higher well count in 2020. We had 386 gross operated horizontal wells as of December 31, 2020 compared to 349 gross operated horizontal wells as of December 31, 2019. The net increase in well count was mainly the result of our drilling activity adding 31 gross operated wells in 2020, which was further adjusted for acquisitions and divestitures.
LOE on a per Boe basis decreased when comparing the year ended December 31, 2020 to the year ended December 31, 2019. LOE per Boe was $4.45 for the year ended December 31, 2020, which represents a decrease of $0.81 per Boe (or 15%) from 2019. This decrease in rate was mainly due to the lower level of workover activity discussed above as well as cost reduction initiatives we have undertaken such as (i) moving multiple wells off generators to more cost-efficient electrical line-power, (ii) switching wells away from electric submersible pumps (“ESPs”) to more reliable and lower cost gas lift, and (iii) performing field reviews to reduce or eliminate various costs for contract labor, oilfield equipment and supplies. These decreases were partially offset by per BOE cost increases between periods associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production such as monthly rental fees for compressors and other equipment, wellhead chemical costs, and water handling costs.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2020 decreased $23.8 million compared to the year ended December 31, 2019. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance taxes for the year ended 2020 decreased $17.9 million compared to the same 2019 period primarily due to lower oil, natural gas and NGL revenues between periods. Ad valorem taxes decreased $5.9 million between periods due to lower tax assessments on our oil and gas reserve values. Severance and ad valorem taxes as a percentage of total net revenues remained consistent between periods at 6.8% and 6.7% for the years ended December 31, 2020 and 2019, respectively.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the year ended December 31, 2020 decreased $1.5 million compared to the year ended December 31, 2019 due to an $8.3 million decrease in plant processing, transportation and gathering fees incurred between periods as a result of lower wellhead production in 2020. This was partially offset by a $6.5 million decrease in reimbursements (net of related fees) received from third parties for their usage of our available firm transportation capacity.
On a per Boe basis, GP&T increased 11% from $2.62 for the year ended December 31, 2019 to $2.90 per Boe for the year ended December 31, 2020. On a natural gas and NGLs volume basis (i.e. excluding crude oil barrels) the Boe rate likewise increased between periods from $5.98 to $6.27 for the year ended December 31, 2019 and 2020, respectively. These rate increases were mainly attributable to a lower amount of FT reimbursements (net of related fees) for the usage of our available FT capacity as referenced above.
Depreciation, Depletion, and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2020	2019
Depreciation, depletion and amortization	$358,554	$444,243
Depreciation, depletion and amortization per Boe	$14.59	$16.00

Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed reserves and proved undeveloped reserves. For the year ended December 31, 2020, DD&A expense amounted to $358.6 million, a decrease of $85.7 million over 2019. The primary factor contributing to lower DD&A expense in 2020 was the decrease in our overall production volumes between periods, which decreased DD&A expense by $51.0 million for the year ended December 31, 2020, while lower DD&A rates between periods lowered DD&A expense by $34.7 million.
DD&A per Boe was $14.59 for the year ended December 31, 2020 compared to $16.00 in 2019. This decrease in DD&A rate was primarily due to (i) the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million and (ii) upward revisions to proved developed reserves of 18.3 MMBoe for the year ended December 31, 2020 related to lower operating costs that we realized during 2020, which were partially offset by downward revisions associated with lower SEC reserve pricing.
Impairment and Abandonment Expense. For the year ended December 31, 2020, $691.2 million of impairment and abandonment expense was incurred related to certain of our oil and gas properties. This expense consisted of (i) a $591.8 million non-cash impairment of our proved properties in the first quarter as a result of the depressed NYMEX oil and gas futures curves as of March 31, 2020; (ii) $78.8 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties, and (iii) a $20.6 million non-cash impairment of other noncurrent assets, which represented advances paid to a third-party broker to acquire exploratory leasehold acres on our behalf, which acres are not currently included in our current development plan.
We review our proved oil and natural gas properties for impairment whenever events and circumstances indicate that the fair value of these assets may be below their carrying value. Fair values of our oil and natural gas properties are estimated using an income approach that is based on the discounted expected future net cash flows from these assets. These valuations are based on inputs which require significant judgment and include estimates of: (i) oil and gas reserves quantities; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted-average cost of capital discount rate.
We performed an impairment assessment of all our proved oil and gas properties as of March 31, 2020. Two of our fields were subject to impairment write-downs as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. This impairment assessment was performed using commodity price futures curves as of March 31, 2020. If future oil, natural gas and NGL prices were to decline to lower levels, or other estimates impacting future net cash flows deteriorate (e.g. reserves, price differentials, future operating and/or development costs), our proved oil and gas properties could be subject to additional impairment write-downs in future periods. We did not recognize any additional impairment write-downs with respect to our proved oil and gas properties for the remainder of 2020.

For the year ended December 31, 2019, $47.2 million of impairment and abandonment expense was incurred related to undeveloped leasehold acreage. This expense consisted of (i) $19.1 million related to non-core acreage that expired during 2019 after efforts to extend, sell or trade these leases were unsuccessful, (ii) $16.6 million for impaired acreage following an acreage sale initiated in the first quarter of 2019, and (iii) $11.5 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
Exploration and Other Expenses. The following table summarizes exploration and other expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Geological and geophysical costs	$4,533	$8,424
Stock-based compensation - equity awards	1,433	2,682
Stock-based compensation - liability awards	90	—
Exploratory dry hole costs	6,615	—
Rig termination fees	3,046	284
Severance payments	722	—
Other expenses	1,916	—
Exploration and other expenses	$18,355	$11,390

Exploration and other expenses were $18.4 million for the year ended December 31, 2020 compared to $11.4 million for the year ended December 31, 2019. Exploration and other expenses mainly consists of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to (i) $6.6 million in exploratory dry hole costs incurred in 2020; (ii) $2.8 million in higher rig termination fees as a result of temporarily suspending drilling activity in 2020; and (iii) $1.7 million in environmental remediation costs incurred in 2020 associated with a recently acquired proved property. These increases were partially offset by (i) a $1.7 million decrease in G&G project and seismic costs incurred between periods, and (ii) $2.2 million in lower G&G personnel costs and $1.2 million in lower stock-based compensation in the 2020 period, both of which were associated with the lower headcount from our 2020 workforce reduction (as further described below under General and Administrative Expenses).
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Cash general and administrative expenses	$46,356	$52,841
Stock-based compensation - equity awards	19,533	26,315
Stock-based compensation - liability awards	3,512	—
Severance payments	3,466	—
General and administrative expenses	$72,867	$79,156

G&A expenses for the year ended December 31, 2020 were $72.9 million compared to $79.2 million for the year ended December 31, 2019. Lower G&A expenses incurred in 2020 were primarily the result of a reduction to our workforce and reduced salaries effective May 1, 2020 for employees that were retained. These two factors combined resulted in a $5.4 million decrease in payroll and other personnel related costs and a $6.8 million decrease in equity-based stock compensation expense between periods. In addition, in 2019 we incurred a $1.8 million charge for the settlement of a water disposal contract dispute that did not re-occur in 2020. These decreases were partially offset by 2020 charges related to (i) $3.5 million of nonrecurring severance payments paid to G&A employees who were included in our workforce reduction and (ii) $3.5 million in stock compensation expense related to liability awards granted to G&A employees in the third quarter of 2020 that we will settle in cash upon vesting. These liability stock-based awards are recorded at their respective fair values, and such fair values are re-measured each balance sheet date (refer to Note 6—Stock-Based Compensation under Part II, Item 8 of this Annual Report for additional information regarding the liability awards).

Other Income and Expense.
Interest Expense. The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Credit facility	$12,973	$8,371
6.875% Senior Notes due 2027	28,368	27,309
5.375% Senior Notes due 2026	17,884	21,500
8.000% Senior Secured Notes due 2025	6,185	—
Amortization of debt issuance costs and debt discount	5,923	2,861
Interest capitalized	(2,141)	(4,050)
Total	$69,192	$55,991

Interest expense was $13.2 million higher for the year ended December 31, 2020 compared to the year ended December 31, 2019. Higher interest expense incurred during the year ended 2020 was mainly due to (i) $6.2 million in interest incurred on our new Senior Secured Notes issued in May of 2020 in connection with our Debt Exchange (refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report), (ii) $4.6 million in higher interest expense incurred on our credit facility borrowings, (iii) $3.1 million in higher amortization of debt issuance costs and the debt discount recognized in May 2020 in connection with our Debt Exchange and (iv) $1.9 million in lower capitalized interest due to our decreased capital spend in 2020. These increases were partially offset by lower interest expense incurred on our 2026 Senior Notes during the 2020 period, as $110.6 million of the 2026 Senior Notes were extinguished in our Debt Exchange transaction.
Our weighted average borrowings outstanding under our credit facility were $334.2 million during 2020 compared to $154.8 million in 2019. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.3% for 2020 as compared to 3.7% during 2019 as a result of lower LIBOR in 2020.
Gain on exchange of debt. A gain of $143.4 million was recognized for the year ended December 31, 2020 related to our opportunistic Debt Exchange that was executed in the second quarter of 2020. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value of our newly issued Senior Secured Notes on their date of issuance. Refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report for additional information regarding the gain on exchange of debt.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts outstanding and (ii) monthly settlements of our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Realized cash settlement gains (losses)	$(46,651)	$(5,655)
Non-cash mark-to-market derivative gain (loss)	(17,884)	4,094
Total	$(64,535)	$(1,561)

Income Tax (Expense) Benefit: The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated.

	Year Ended December 31,
(in thousands)	2020	2019
Income (loss) before income taxes	$(770,323)	$22,211
Income tax (expense) benefit	85,124	(5,797)

Our provision for income taxes for the years ended December 31, 2020 and 2019 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences; (ii) state income taxes; and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the year ended December 31, 2020, we recognized a deferred tax asset valuation allowance of $77.0 million against net operating losses that we generated during the period, which are estimated as unlikely to be realized in future periods. This increase in valuation allowance was the primary factor reducing our income tax benefit for the year ended December 31, 2020 from the U.S. statutory rate to $85.1 million.
For the year ended December 31, 2019, we recognized a discrete permanent item of $1.7 million for lower deductions on stock awards that vested during the period, which was partially offset by a decrease in a projected permanent item of $0.8 million related to future stock compensation not expected to be deductible. These items were the primary factors increasing our income tax expense for the year ended December 31, 2019 from the U.S. statutory rate to $5.8 million.

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Liquidity and Capital Resources
Overview
Our drilling and completion and land acquisition activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. Future cash flows are subject to a number of variables, including oil and natural gas prices. Prices for oil and natural gas began to decline significantly in March 2020 and have remained volatile since. These lower commodity prices negatively impact our operating cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and for the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred during the year:

(in millions)	Year Ended December 31, 2020
Drilling and completion capital expenditures	$212.0
Facilities, infrastructure and other	38.2
Land	4.6
Total capital expenditures	$254.8

We continually evaluate our capital needs and compare them to our capital resources. As a result of the decline in crude oil prices and ongoing uncertainty regarding the oil supply-demand macro environment, we temporarily suspended all drilling and completion activities at the end of the first quarter of 2020 in order to preserve capital. Specifically, we reduced our operated drilling rig program to zero rigs starting in April of 2020 and continued with no drilling rigs in operation until the end of September 2020 when we resumed drilling activity with a one-rig program. Of our $212.0 million in drilling and completion capital expenditures incurred during the year ended December 31, 2020, approximately 70% was incurred during the first quarter of 2020. We operated one drilling rig during the entire fourth quarter, added a second drilling rig in late December 2020, and we plan to continue to operate a two rig program through 2021. We expect our total capex budget for 2021 to be between $260 million to $310 million, of which $250 million to $290 million is allocated to drilling, completion and facilities activity. We expect to fund our capex budget entirely from cash flows from operations given current commodity price levels. We were free cash flow positive during the second half of 2020 such that we were able to partially pay down borrowings under our credit agreement during the third and fourth quarters of 2020. Based upon current commodity prices, we expect to continue to pay down borrowings through expected free cash flow generation during 2021.
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
Given the weakness in realized oil prices, we voluntarily curtailed or shut-in a portion of our second quarter 2020 production volumes. Specifically, we curtailed approximately 20% of our production during the month of May but were able to bring the majority of our production back online in June as crude oil prices recovered. We did not experience any further curtailments of our production during the remainder of the year, but curtailments could occur in the future as a result of depressed market conditions, storage and transportation constraints and weather. Any decision in the future to curtail or shut-in our production or reduce our drilling and completion activity could adversely affect our business, financial condition, results of operations, liquidity, and ability to finance planned capital expenditures.
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
Moreover, in order to manage our future financing cash outflows and improve our liquidity position, we completed the Debt Exchange with respect to our Senior Unsecured Notes in May 2020, which reduced the total principal amounts due of our aggregated secured and unsecured notes by $127.1 million and also reduced future interest payments.

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$171,376	$564,173	$670,011
Net cash used in investing activities	(326,323)	(932,989)	(1,068,664)
Net cash provided by financing activities	147,743	362,937	294,160

Cash Flows from 2020 Compared to 2019. For the year ended December 31, 2020, we generated $171.4 million of cash from operating activities, a decrease of $392.8 million from 2019. Cash provided by operating activities decreased primarily due to lower realized prices for oil and NGLs, lower production volumes for crude oil, residue gas and NGLs, higher exploration and other expenses, interest payments, cash settlement losses on derivatives, and the timing of vendor payments during 2020 as compared to 2019. These declining factors were partially offset by higher realized natural gas prices, lower lease operating expenses, production taxes, GP&T costs, cash G&A expenses, and the timing of our receivable collections during 2020 as compared to the same 2019 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs periods.
For the year ended December 31, 2020, cash flows from operating activities, cash on hand, and net borrowings of $155.0 million under our credit facility were used to finance $318.5 million of drilling and development cash expenditures, to fund $8.5 million in oil and gas property acquisitions, and to finance $6.7 million of debt issuance and exchange costs.
Cash Flows from 2019 Compared to 2018. For the year ended December 31, 2019, we generated $564.2 million of cash from operating activities, a decrease of $105.8 million from 2018. Cash provided by operating activities decreased primarily due to lower realized prices for crude oil, natural gas and NGLs, higher lease operating expenses, severance and ad valorem taxes, GP&T costs, exploration expense, cash G&A expenses, interest payments, cash settlement losses from derivatives and the timing of our supplier payments during 2019. These declining factors were partially offset by higher crude oil, natural gas and NGL production volumes and the timing of our receivable collections during 2019 as compared to the 2018 period.
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
Credit Agreement
CRP, our consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP as borrower and we, as parent guarantor, entered into the Q2 2020 Amendments, which among other things established a new borrowing base of $700.0 million and a new level of elected commitments also $700.0 million. The Q2 2020 Amendments that the lenders approved permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (discussed below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of December 31, 2020, we had $330.0 million in borrowings outstanding and $333.9 million in available borrowing capacity, which was net of $4.3 million in letters of credit outstanding and the availability blocker of $31.8 million. In connection with the Credit Agreement’s fall 2020 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were both reaffirmed at $700.0 million.
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
CRP’s credit agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0;
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and

(iii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the Q2 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.00 to 1.00, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and applicable financial ratios described above as of December 31, 2020 and through the filing of this Annual Report.
For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report.
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
Senior Unsecured Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 in 144A private placements. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Centennial and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility. In May 2020, a portion of the Senior Unsecured Notes were exchanged for Senior Secured Notes (see above discussion for details of the Debt Exchange).
The indentures governing the Senior Unsecured Notes and Senior Secured Notes (collectively, the “Senior Notes”) contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2020 and through the filing of this Annual Report.
For further information on our Senior Notes, refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report.
Off-Balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2020, we had no off-balance sheet arrangements.

Contractual Obligations
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2020 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases(1)	$3,260	$425	$—	$—	$—	$—	$3,685
Water disposal agreements(2)	1,825	100	—	—	—	—	1,925
Asset retirement obligations(3)	384	—	—	457	—	16,168	17,009
Long term debt obligations(4)	—	—	330,000	—	127,073	645,799	1,102,872
Cash interest expense on long-term debt obligations(5)	62,319	62,319	58,749	50,223	44,290	30,547	308,447
Transportation agreements(6)	9,060	1,770	—	—	—	—	10,830
Total	$76,848	$64,614	$388,749	$50,680	$171,363	$692,514	$1,444,768

(1)    Operating leases include our office rental agreements and other wellhead equipment. Please refer to Note 15—Leases under Part II, Item 8 of this Annual Report for details on our operating lease commitments.
(2)    Water disposal agreements consist of contracts for transportation and disposal of produced water from our operated wells. Under the terms of these agreements, we are obligated to deliver a minimum volume of produced water or else pay for any deficiencies at the prices stipulated in the contracts. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of these contracts as of December 31, 2020. Actual expenditures under these contracts may exceed the minimum commitments presented above.
(3)    Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.
(4)    Long-term debt consists of the principal amounts of the Senior Notes due and borrowings outstanding under the Credit Agreement maturing on May 4, 2023.
(5)    Cash interest expense on the Senior Notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the Credit Agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.
(6)    Transportation agreements include various firm natural gas transportation contracts whereby we are required to pay fixed pipeline capacity reservation fees over the contractual terms. The obligations reported above represent minimum financial commitments pursuant to the terms of these contracts. However, our expenditures under these contracts are likely to exceed the minimum commitments presented above.
Recently Issued Accounting Standards
There were no significant new accounting standards adopted or new accounting pronouncements that would have a potential effect on us as of December 31, 2020.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these statements requires us to make certain assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, as well as, the disclosure of contingent assets, contingent liabilities and commitments as of the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, commodity prices, production performance, drilling results, mechanical problems, general business conditions and other factors. A summary of our significant accounting policies can be found in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report.
We have outlined certain of our accounting policies below which require the application of significant judgment by our management.

Oil and Natural Gas Reserve Quantities
We use the successful efforts method of accounting for our oil and gas producing activities. The successful efforts method inherently relies on the estimation of proved crude oil, natural gas and NGL reserves. Reserve quantities and the related estimates of future net cash flows are used as inputs to our calculation of depletion, evaluation of proved properties for impairment, assessment of the expected realizability of our deferred income tax assets, and the standardized measure of discounted future net cash flows computations.
 The process of estimating quantities of proved reserves is inherently imprecise and relies on the following: i) interpretations and judgment of available geological, geophysical, engineering and production data; ii) certain economic assumptions, some of which are mandated by the SEC, such as commodity prices; and iii) assumptions and estimates of underlying inputs such as operating expenses, capital expenditures, plug and abandonment costs and taxes. All of these assumptions may differ substantially from actual results, which could result in a significant change in our estimated quantities of proved reserves and their future net cash flows. We continually make revisions to reserve estimates throughout the year as additional information becomes available, and we make changes to depletion rates in the same period that changes to reserve estimates are made.
Impairment of Oil and Natural Gas Properties
We assess our proved properties for impairment when events or changes in circumstances indicate that the carrying value of such proved property assets may not be recoverable. For purposes of an impairment evaluation, our proved oil and natural gas properties must be grouped at the lowest level for which independent cash flows can be identified. If the sum of the undiscounted estimated cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, the carrying value is written down to its estimated fair value. Fair value for the purpose of testing impairment is calculated using the present value of expected future cash flows that are estimated to be generated from the asset group. Fair value estimates are based on projected financial information which we believe to be reasonably likely to occur, as of the date that the impairment write-down is being measured. However, such future cash flow estimates are based on numerous assumptions that can materially affect our estimates, and such assumptions are subject to change with variations in commodity prices, production performance, drilling results, operating and development costs, underlying oil and gas reserve quantities, and other internal or external factors.
Unproved properties consist of the costs we incurred to acquire undeveloped leasehold acreage as well as the costs we incurred to acquire unproved reserves. Unproved properties with individually significant acquisition costs are periodically assessed for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or changes in future plans to develop acreage. Unproved properties which are not individually significant are amortized by prospect, based on our historical experience, current drilling plan, existing geological data and average remaining lease terms. Changes in our assumptions as to the estimated nonproductive portion of our undeveloped leases could result in additional impairment charges.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The term “market risk” as it applies to our business refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates, and we are exposed to market risk as described below. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes of mitigating our potential for losses arising from our exposure to market risks and were not entered into for speculative trading purposes.
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the year ended December 31, 2020, our oil and gas sales for the year ended December 31, 2020 would have moved up or down $47.6 million for each 10% change in oil prices per Bbl, $4.7 million for each 10% change in NGL prices per Bbl, and $5.8 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used and will continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flow from operations due to fluctuations in oil and natural gas prices and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, and they also partially limit our gains from potential future increases in price. Our Credit Agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
Refer to Note 7—Derivative Instruments under Part II, Item 8 of this Annual Report for open derivative positions as of December 31, 2020. The following table summarizes the terms of the derivative contracts we had in place as of December 31, 2020 and additional contracts entered into through February 19, 2021:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	January 2021 - March 2021	990,000	11,000	$41.48
	April 2021 - June 2021	1,183,000	13,000	43.18
	July 2021 - September 2021	736,000	8,000	45.87
	October 2021 - December 2021	644,000	7,000	45.59

ICE Brent	January 2021 - March 2021	270,000	3,000	$46.85
	April 2021 - June 2021	409,500	4,500	54.98
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2021 - March 2021	315,000	3,500	$40.00	-	$48.14
	April 2021 - June 2021	227,500	2,500	42.00	-	51.14
	July 2021 - September 2021	92,000	1,000	42.00	-	50.10
	October 2021 - December 2021	92,000	1,000	42.00	-	50.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	January 2021 - March 2021	990,000	11,000	$0.01
	April 2021 - June 2021	1,183,000	13,000	0.11
	July 2021 - September 2021	736,000	8,000	0.26
	October 2021 - December 2021	644,000	7,000	0.26

(1)    These crude oil swap transactions are settled based on the NYMEX WTI or ICE Brent oil price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil collars are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
(3) These oil basis swap transactions are settled based on the difference between the arithmetic average of the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2021 - March 2021	5,400,000	60,000	$2.91
	April 2021 - June 2021	3,640,000	40,000	2.89
	July 2021 - September 2021	3,680,000	40,000	2.89
	October 2021 - December 2021	3,680,000	40,000	2.95
	January 2022 - March 2022	1,800,000	20,000	3.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(2)
Natural gas collars	January 2021 - March 2021	1,800,000	20,000	$2.90	-	$3.64

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2021 - March 2021	1,800,000	20,000	$(0.30)
	April 2021 - June 2021	3,640,000	40,000	(0.30)
	July 2021 - September 2021	3,680,000	40,000	(0.30)
	October 2021 - December 2021	3,680,000	40,000	(0.28)
	January 2022 - March 2022	1,800,000	20,000	(0.26)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas collars are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
(3)    These natural gas basis swap contracts are settled based on the difference between the inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable monthly settlement period.
Changes in the fair value of derivative contracts from December 31, 2019 to December 31, 2020, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2019	$(325)
Commodity hedge contract settlement payments, net of any receipts	46,651
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(64,535)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2020	$(18,209)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2020 would cause a $23.4 million increase or $24.1 million decrease in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of December 31, 2020 would cause a $4.5 million increase or $4.4 million decrease in this same fair value position.

Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. The uncertainties regarding the impact of COVID-19 as well as the significant decline in March and April of 2020 in global oil and gas prices and their continued volatility throughout 2020 has impacted the credit markets, resulting in increases in market interest rates for new debt issuances in our industry. CRP’s Credit Agreement interest rate is based on a LIBOR spread (subject to a 1% floor), which exposes us to interest rate risk to the extent LIBOR increases above the floor and we have borrowings outstanding. Further, LIBOR rates are expected to no longer be published beginning June 30, 2023, however, due to the structure of the Credit Agreement, we do not expect the termination of LIBOR rates to have a material impact to us.
At December 31, 2020, we had $330.0 million of debt outstanding under our Credit Agreement, with a weighted average interest rate of 3.25%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $3.3 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates that are applicable to our outstanding indebtedness.
The remaining long-term debt balance of $738.6 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 8. Financial Statements and Supplementary Data in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CENTENNIAL RESOURCE DEVELOPMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centennial Resource Development, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02 Leases (ASC Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of oil and gas reserves on depletion expense related to proved oil and gas properties
As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development costs are depleted on a units-of-production method, which is based on the estimated oil and gas reserves remaining. For the year ended December 31, 2020, the Company recorded depletion expense of proved oil and gas properties included in total depreciation, depletion and amortization expense of $358.6 million. The estimation of economically recoverable proved oil and gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, operating and development cost assumptions and forecasted oil and gas prices inclusive of market differentials. The Company annually engages independent reserve engineers to estimate the proved oil and gas reserves and the Company’s internal reserve engineers update the estimates of proved oil and gas reserves on a quarterly basis.
We identified the estimation of oil and gas reserves on depletion expense related to proved oil and gas properties as a critical audit matter. There was a high degree of subjectivity in evaluating the estimate of proved oil and gas reserves, which is a significant input into the calculation of depletion. Subjective auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, operating and development costs, and forecasted oil and gas prices inclusive of market differentials.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate depletion expense related to proved oil and gas properties. This included controls related to the assumptions used in the proved oil and gas reserves estimate, and to calculate depletion expense. We evaluated (1) the professional qualifications of the Company’s internal reserve engineers as well as the external reserve engineers and external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external reserve engineers, and (3) the relationship of the external reserve engineers and external engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We assessed the data used in the average of the first-day-of-the-month pricing assumptions used in the internal reserve engineers’ and the independent reserve engineers’ estimates of the proved reserves by comparing them to publicly available oil and gas benchmark pricing data, calculations of historical differentials and existing contractual arrangements. We evaluated assumptions used in the internal reserve engineers’ and independent reserve engineers’ estimates regarding future operating and development costs by comparing them to historical information including assessing the nature and timing of future development costs compared to development plan. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the report of the Company’s independent reserve engineers in order to understand the methods and assumptions used by the independent reserve engineers in connection with our evaluation of the Company’s reserve estimates. We compared reserve quantity information to the corresponding information used for depletion expense and recalculated the depletion expense for compliance with regulatory standards.
Impairment of proved oil and natural gas properties
As discussed in Note 1 to the consolidated financial statements, the Company assesses its proved oil and natural gas properties for impairment whenever events and circumstances indicate that the fair value of these assets may be below their carrying value. If an impairment indicator is identified in relation to one or more proved oil and natural gas properties, the estimated undiscounted future net cash flows are compared to the carrying amount of the proved oil and natural gas property to determine if the carrying amount is recoverable. When the carrying amount of a proved oil and natural gas property exceeds its estimated undiscounted future net cash flows, the carrying amount is written down to its estimated fair value. Estimated discounted cash flows used to estimate fair value are based on the Company’s forecasted production of proved oil and natural gas reserves, commodity prices based on published forward price curves as of the date of the estimate, operating and development costs, and a market participant-based weighted average cost of capital rate. The Company recorded an impairment expense of $591.8 million for the year ended December 31, 2020 related to proved oil and natural gas properties.
We identified the assessment of the impairment of proved oil and natural gas properties as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used to estimate the undiscounted and discounted cash flows of proved oil and natural gas properties. The key assumptions were the estimated future commodity prices, including relevant price differentials, forecasted production of oil and natural gas reserves, risk adjustment factors associated with oil and natural gas reserves, estimated future operating and development costs, and the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to assess its proved oil and natural gas properties for impairment. This included controls related to the development of the key assumptions including the estimated future commodity prices, including relevant price differentials, forecasted production of oil and natural gas reserves, risk adjustment factors associated with oil and natural gas reserves, estimated future operating and development costs, and the discount rate. We evaluated the professional qualifications, knowledge, skills and ability of the Company’s internal reserve engineers. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We evaluated assumptions used in the internal reserve engineers’ estimates regarding future operating and development costs based by comparing them to historical information including assessing the nature and timing of future development costs compared to development plan. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s discount rate, by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities
•evaluating the reserve category risk adjustment factors used by the Company by comparing them to third party publications of risk adjustment factors utilized by market participants
•evaluating benchmark commodity prices used by the Company in estimating future commodity prices by comparing the benchmark prices utilized to publicly disclosed commodity pricing curves

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 24, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Centennial Resource Development, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Denver, Colorado
February 24, 2021

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$5,800	$10,223
Accounts receivable, net	54,557	101,912
Prepaid and other current assets	5,229	7,994
Total current assets	65,586	120,129
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,209,205	1,470,903
Proved properties	4,395,473	3,962,175
Accumulated depreciation, depletion and amortization	(1,877,832)	(931,737)
Total oil and natural gas properties, net	3,726,846	4,501,341
Other property and equipment, net	12,650	14,612
Total property and equipment, net	3,739,496	4,515,953
Noncurrent assets
Operating lease right-of-use assets	3,176	11,841
Other noncurrent assets	19,167	40,365
TOTAL ASSETS	$3,827,425	$4,688,288

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$110,439	$244,309
Operating lease liabilities	3,155	9,232
Other current liabilities	18,274	925
Total current liabilities	131,868	254,466
Noncurrent liabilities
Long-term debt, net	1,068,624	1,057,389
Asset retirement obligations	17,009	16,874
Deferred income taxes	2,589	85,504
Operating lease liabilities	422	3,354
Other noncurrent liabilities	2,952	—
Total liabilities	1,223,464	1,417,587
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized:
Series A: No shares issued and outstanding at December 31, 2020 and 1 share issued and outstanding at December 31, 2019	—	—
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 290,645,623 shares issued and 278,551,901 shares outstanding at December 31, 2020 and 280,650,341 shares issued and 275,811,346 shares outstanding at December 31, 2019	29	28
Class C (Convertible): No shares issued and outstanding at December 31, 2020 and 1,034,119 shares issued and outstanding at December 31, 2019	—	—
Additional paid-in capital	3,004,433	2,975,756
Retained earnings (accumulated deficit)	(400,501)	282,336
Total shareholders’ equity	2,603,961	3,258,120
Noncontrolling interest	—	12,581
Total equity	2,603,961	3,270,701
TOTAL LIABILITIES AND EQUITY	$3,827,425	$4,688,288
The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Operating revenues
Oil and gas sales	$580,456	$944,330	$891,045
Operating expenses
Lease operating expenses	109,282	145,976	83,313
Severance and ad valorem taxes	39,417	63,200	56,523
Gathering, processing and transportation expenses	71,309	72,834	57,624
Depreciation, depletion and amortization	358,554	444,243	326,462
Impairment and abandonment expense	691,190	47,245	11,136
Exploration and other expenses	18,355	11,390	9,968
General and administrative expenses	72,867	79,156	63,304
Total operating expenses	1,360,974	864,044	608,330
Net gain (loss) on sale of long-lived assets	398	(857)	475
Income (loss) from operations	(780,120)	79,429	283,190

Other income (expense)
Interest expense	(69,192)	(55,991)	(26,358)
Gain on exchange of debt	143,443	—	—
Net gain (loss) on derivative instruments	(64,535)	(1,561)	15,336
Other income (expense)	81	334	8
Total other income (expense)	9,797	(57,218)	(11,014)

Income (loss) before income taxes	(770,323)	22,211	272,176
Income tax (expense) benefit	85,124	(5,797)	(59,440)
Net income (loss)	(685,199)	16,414	212,736
Less: Net (income) loss attributable to noncontrolling interest	2,362	(616)	(12,837)
Net income (loss) attributable to Class A Common Stock	$(682,837)	$15,798	$199,899

Income (loss) per share of Class A Common Stock:
Basic	$(2.46)	$0.06	$0.76
Diluted	$(2.46)	$0.06	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(685,199)	$16,414	$212,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	358,554	444,243	326,462
Stock-based compensation expense - equity awards	20,966	28,997	20,670
Impairment and abandonment expense	691,190	47,245	11,136
Exploratory dry hole costs	6,615	—	528
Deferred tax expense (benefit)	(85,124)	5,797	59,440
Net (gain) loss on sale of long-lived assets	(398)	857	(475)
Non-cash portion of derivative (gain) loss	17,884	(4,094)	5,274
Amortization of debt issuance costs and discount	5,923	2,861	1,749
Gain on exchange of debt	(143,443)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	44,572	(10,098)	(33,001)
(Increase) decrease in prepaid and other assets	(3,804)	(1,882)	(1,168)
Increase (decrease) in accounts payable and other liabilities	(56,360)	33,833	66,660
Net cash provided by operating activities	171,376	564,173	670,011
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(8,464)	(103,709)	(212,513)
Drilling and development capital expenditures	(318,465)	(855,153)	(998,242)
Purchases of other property and equipment	(1,083)	(8,857)	(6,058)
Proceeds from sales of oil and natural gas properties	1,689	34,730	148,149
Net cash used in investing activities	(326,323)	(932,989)	(1,068,664)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	570,000	595,000	475,000
Repayment of borrowings under revolving credit facility	(415,000)	(720,000)	(175,000)
Proceeds from issuance of Senior Notes	—	496,175	—
Debt exchange and debt issuance costs	(6,650)	(7,200)	(5,157)
Proceeds from exercise of stock options	—	—	982
Restricted stock used for tax withholdings	(607)	(1,038)	(1,665)
Net cash provided by financing activities	147,743	362,937	294,160
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,204)	(5,879)	(104,493)
Cash, cash equivalents and restricted cash, beginning of period	15,543	21,422	125,915
Cash, cash equivalents and restricted cash, end of period	$8,339	$15,543	$21,422

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information
Cash paid for interest	$69,675	$48,905	$18,284
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$23,409	$97,090	$119,492
Asset retirement obligations incurred, including revisions to estimates	(563)	2,262	1,451
Change in Senior Notes from debt exchange:
Senior Secured Notes issued in the debt exchange, net of debt discount	106,030	—	—
2026 Senior Notes extinguished in the debt exchange, net of unamortized debt issue costs	(108,632)	—	—
2027 Senior Notes extinguished in the debt exchange, net of unamortized discount and debt issue costs	(140,840)	—	—

Reconciliation of cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$5,800	$10,223	$18,157
Restricted cash(1)	2,539	5,320	3,265
Total cash, cash equivalents and restricted cash	$8,339	$15,543	$21,422

(1)    Included in Prepaid and other current assets and Other noncurrent assets line items in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	261,338	$26	15,661	$2	$2,767,558	$66,639	$2,834,225	$169,747	$3,003,972
Restricted stock issued	1,030	—	—	—	—	—	—	—	—
Restricted stock forfeited	(136)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(91)	—	—	—	(1,665)	—	(1,665)	—	(1,665)
Option exercises	60	—	—	—	982	—	982	—	982
Stock-based compensation	—	—	—	—	20,670	—	20,670	—	20,670
Conversion of common shares from Class C to Class A, net of tax	3,658	1	(3,658)	(1)	46,066	—	46,066	(38,892)	7,174
Net income (loss)	—	—	—	—	—	199,899	199,899	12,837	212,736
Balance at December 31, 2018	265,859	27	12,003	1	2,833,611	266,538	3,100,177	143,692	3,243,869
Restricted stock issued	4,109	—	—	—	—	—	—	—	—
Restricted stock forfeited	(116)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(171)	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation	—	—	—	—	28,997	—	28,997	—	28,997
Conversion of common shares from Class C to Class A, net of tax	10,969	1	(10,969)	(1)	114,186	—	114,186	(131,727)	(17,541)
Net income (loss)	—	—	—	—	—	15,798	15,798	616	16,414
Balance at December 31, 2019	280,650	28	1,034	—	2,975,756	282,336	3,258,120	12,581	3,270,701
Restricted stock issued	10,246	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(897)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(550)	—	—	—	(607)	—	(607)	—	(607)
Issuance of Class A common stock under Employee Stock Purchase Plan	163	—	—	—	308	—	308	—	308
Stock-based compensation	—	—	—	—	20,966	—	20,966	—	20,966
Conversion of common stock from Class C to Class A, net of tax	1,034	—	(1,034)	—	8,011	—	8,011	(10,219)	(2,208)
Net income (loss)	—	—	—	—	—	(682,837)	(682,837)	(2,362)	(685,199)
Balance at December 31, 2020	290,646	$29	—	$—	$3,004,433	$(400,501)	$2,603,961	$—	$2,603,961

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary CRP, and CRP’s wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represent third-party ownership in CRP and is presented as a component of equity. See Note 9—Shareholders' Equity and Noncontrolling Interest for discussion on noncontrolling interest.
Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires the Company’s management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of commitments and contingencies. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events, and accordingly, actual results could differ from amounts previously established. Additionally, the prices received for oil, natural gas and NGL production can heavily influence the Company’s assumptions, judgments and estimates and continued volatility of oil and gas prices could have a significant impact on the Company’s estimates.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. Such amounts are included in Prepaid and other current assets and Other noncurrent assets as of December 31, 2020 and December 31, 2019 in the consolidated balance sheets.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had $0.1 million in allowance for doubtful accounts as of December 31, 2020 and December 31, 2019.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk and Other Concentrations
Centennial is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below summarizes the purchasers that accounted for 10% or more of the Company’s total net revenues for the periods presented:

	Year Ended December 31,
	2020	2019	2018
BP America	47%	37%	18%
Shell Trading (US) Company	20%	11%	19%
Eagleclaw Midstream Ventures, LLC	8%	8%	12%
ExxonMobil Oil Corporation	4%	26%	—%

During these periods, no other purchaser accounted for 10% or more of the Company’s net revenues. The loss of any of the Company’s major purchasers could materially and adversely affect its revenues in the short-term. However, based on the demand for oil and natural gas and the availability of other purchasers, the Company believes that the loss of any major purchaser would not have a material adverse effect on its financial condition and results of operations because crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
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
The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. The Company capitalized interest of $2.1 million, $4.1 million and $2.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. For the year ended December 31, 2020, a non-cash impairment of $591.8 million for proved oil and natural gas properties was recorded as a result of depressed oil and natural gas commodity prices. There were no impairments

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of proved oil and natural gas properties for the years ended December 31, 2019 and 2018. Refer to Note 8—Fair Value Measurements for additional information on the 2020 impairment charge.
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
Stock-Based Compensation
The Company’s stock-based compensation consists of equity grants of restricted stock, stock options, and performance stock units to employees and directors, an employee stock purchase plan which is available to eligible employees, and grants of restricted stock units and performance stock units that are settled in cash. The Company determines compensation expense related to all equity-based awards based on their estimated grant-date fair value, and such expense is recognized on a straight-line basis over the applicable service period of the award. For cash settled awards, compensation expense is estimated based on the fair value of the awards as of the balance sheet date, and such expense is recognized ratably over the period in which the award is expected to be paid. See Note 6—Stock-Based Compensation for additional information regarding the Company’s stock-based compensation.
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
Note 2—Property Acquisitions and Divestitures
2020 Dispositions
On February 24, 2020, the Company entered into a purchase and sale agreement (the “Agreement”) to sell certain of its water disposal assets. On May 15, 2020, the Agreement was terminated after the purchaser failed to close the transaction as set forth in the Agreement.
The purchaser deposited $10.0 million of cash in an escrow account (the “Deposit”) which, in the event of termination of the Agreement, was to be distributed to the Company or the purchaser in accordance with the remedy provisions of the Agreement. Centennial believes it has a right to receive the Deposit pursuant to the terms of the Agreement. However, the purchaser advised the Company that it disputes this position, and as a result, the distribution of the Deposit is under ongoing litigation between the Company and the purchaser.
2018 Acquisitions
    On February 8, 2018, the Company completed the acquisition of approximately 4,000 undeveloped net acres, as well as certain minor producing properties, in Lea County, New Mexico for an unadjusted purchase price of $94.7 million. The operated acreage position contains an approximate 92% average working interest and is largely contiguous to Centennial’s existing positions in the northern Delaware Basin.
During the fourth quarter of 2018, the Company completed several acquisitions totaling approximately 2,900 net acres, which are located adjacent to the Company’s existing acreage in Lea County, New Mexico and Reeves County, Texas, for an aggregate unadjusted purchase price of $87.9 million. This purchase price encompasses certain minor producing properties that were also included in the acquisitions.
All acquisitions during 2018 were recorded as asset acquisitions under Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Accordingly, the purchase consideration for these assets has been allocated to the proved and unproved oil and gas properties based on their relative fair values measured as of the

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition dates. After settlement statement adjustments of $0.3 million, the Company paid an aggregate purchase price of $182.3 million. On a relative fair value basis, $142.5 million was allocated to unproved properties and $39.8 million to proved properties. Transaction costs incurred and capitalized amounted to $0.2 million and mainly consisted of advisory and legal fees.
2018 Disposition
    On March 2, 2018, the Company completed the sale of approximately 8,600 undeveloped net acres and 12 gross producing wells located in Reeves County, Texas for a total unadjusted sales price of $140.7 million. The divested acreage represents a largely non-operated position (32% average working interest) on the western portion of Centennial’s position in Reeves County. There was no gain or loss recognized as a result of this divestiture, which constituted a partial sale of oil and gas properties in accordance with Accounting Standard Codification (“ASC”) 932, Extractive Activities - Oil and Gas. The Company used the net proceeds from the sale to fund the 2018 acquisitions discussed above.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accrued oil and gas sales receivable, net	$41,670	$76,578
Joint interest billings, net	12,770	25,136
Other	117	198
Accounts receivable, net	$54,557	$101,912

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accounts payable	$5,052	$21,484
Accrued capital expenditures	21,471	83,002
Revenues payable	42,115	82,539
Accrued employee compensation and benefits	11,516	12,979
Accrued interest	15,138	19,405
Accrued derivative settlements payable	3,488	—
Accrued expenses and other	11,659	24,900
Accounts payable and accrued expenses	$110,439	$244,309

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
Credit Facility due 2023	$330,000	$175,000

8.00% Senior Secured Notes due 2025	127,073	—
5.375% Senior Notes due 2026	289,448	400,000
6.875% Senior Notes due 2027	356,351	500,000
Unamortized debt issuance costs on Senior Notes	(12,790)	(14,061)
Unamortized debt discount	(21,458)	(3,550)
Senior Notes, net	738,624	882,389

Total long-term debt, net	$1,068,624	$1,057,389

Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). On May 1, 2020, CRP, as borrower, and the Company, as parent guarantor, entered into the second and third amendments to the Credit Agreement (the “Q2 2020 Amendments”), which, among other things, established a new borrowing base and level of elected commitments of $700.0 million. The Q2 2020 Amendments that the lenders approved also permitted the issuance of the Senior Secured Notes in connection with the Debt Exchange (defined below), and they implemented an availability blocker equal to 25% of the newly issued amount of Senior Secured Notes. As of December 31, 2020, the Company had $330.0 million in borrowings outstanding and $333.9 million in available borrowing capacity, which was net of $4.3 million in letters of credit outstanding and the availability blocker of $31.8 million.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base less the availability blocker, (ii) aggregate elected commitments, which was set at $700.0 million pursuant to the Q2 2020 Amendments, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company. In connection with the Credit Agreement’s fall 2020 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments was reaffirmed at $700.0 million.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of December 31, 2020, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged 100 to 200 basis points as of December 31, 2020, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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
CRP’s Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding any current portion of long-term debt due under the Credit Agreement and non-cash derivative

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities), of not less than 1.0 to 1.0;
(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as also defined in the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to the Q2 2020 Amendments, the leverage ratio is suspended until March 31, 2022, at which time, the ratio may not exceed 5.0 to 1.0, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and applicable financial ratios described above as of December 31, 2020 and through the filing of this Annual Report.
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
Whether a debt exchange should be accounted for pursuant to Financial Accounting Standards Board’s Accounting Standard Codification (“ASC”) Topic 470-60, Troubled Debt Restructurings by Debtors, or pursuant to ASC Topic 470-50, Modifications and Extinguishments (“ASC 470-50”), requires judgments to be made with respect to whether or not an entity is experiencing financial difficulty. As it was determined that Centennial was not experiencing financial difficulty and could obtain funds at market rates it could afford (i.e. non-investment grade but nontroubled debtor rates), the Company’s Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470-50. As a result, a gain on the exchange of debt of $143.4 million was recognized in the consolidated statement of operations, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the new Senior Secured Notes issued, net of their associated debt discount of $21.0 million (which was based on the Senior Secured Notes’ estimated fair value on the exchange date).
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
The Senior Secured Notes are guaranteed, subject to certain exceptions, by the Company and each of CRP’s subsidiaries and are secured on a second priority basis (subject in priority only to certain exceptions) by substantially all of the assets of CRP and the Company, including deposit accounts and substantially all proved reserves and undeveloped acreage.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior unsecured notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of December 31, 2020, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior unsecured notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in an 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of December 31, 2020, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility.
At any time prior to January 15, 2021 (for the 2026 Senior Notes) and April 1, 2022 (for the 2027 Senior Notes), the “Optional Redemption Dates,” CRP may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of either series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes) and 106.875% (for the 2027 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2020 and through the filing of this Annual Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Asset Retirement Obligations
The following table summarizes the period-to-period changes in the Company’s asset retirement obligations (“ARO”) that are associated with its oil and gas properties for the periods presented:

(in thousands)	December 31, 2020	December 31, 2019
Asset retirement obligations, beginning of period	$16,874	$13,895
Liabilities incurred	589	1,393
Liabilities on acquired properties	147	1,167
Liabilities divested and settled	(578)	(1,361)
Accretion expense	1,128	912
Revision to estimated cash flows	(1,151)	868
Asset retirement obligations, end of period	$17,009	$16,874

ARO reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the present value calculation of ARO are numerous estimates and assumptions, including plug and abandonment settlement amounts, inflation factors, credit adjusted discount rates and the timing of ultimate ARO settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liabilities, a corresponding offsetting adjustment is made to the oil and gas property balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability with an offsetting charge to accretion expense, which is included within depreciation, depletion and amortization.
Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which authorized an aggregate of 16,500,000 shares of Common Stock for issuance to employees and directors. In April 29, 2020, the stockholders of the Company approved the amended and restated LTIP which, among other things, increased the number of shares of Common Stock authorized for issuance by 8,250,000 shares. As of December 31, 2020, the Company had 6,579,226 shares of Common Stock available for future grants. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units, stock appreciation rights and other stock or cash-based awards.
As a result of the decline in crude oil and natural gas prices, ongoing uncertainty regarding the oil supply-demand macro environment and the related temporary suspension of the Company’s drilling and completion activities during 2020, the Company implemented a reduction to its workforce in the second quarter of 2020. In connection with this workforce reduction, the Compensation Committee of the Company’s Board of Directors approved an accelerated partial vesting of certain unvested stock options and restricted stock awards held by 37 of the terminated employees. The acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The modification resulted in a decrease to total stock-based compensation expense of $2.7 million associated with the decrease in the fair value of the modified awards compared to the original awards’ fair value. The shares and options that were accelerated are included within the vested line item in the below tables.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of its stock-based compensation awards as they occur, when determining compensation expense.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Equity Awards
Restricted stock awards	$15,355	$15,929	$9,185
Stock option awards	1,980	9,562	9,433
Performance stock units	3,312	3,374	2,052
Other stock-based compensation expense(1)	319	132	—
Total stock-based compensation expense - equity awards	20,966	28,997	20,670
Liability Awards
Restricted stock units	1,788	—	—
Performance stock units	1,814	—	—
Total stock-based compensation - liability awards	3,602	—	—
Total stock-based compensation expense	$24,568	$28,997	$20,670

(1)      Includes expenses related to the Company’s Employees Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of December 31, 2020, the Company had 1,837,381 shares of Common Stock available for future issuance.
Equity Awards
The Company has restricted stock awards, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements and are expected to be settled in shares of the Company’s Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC 718.
Restricted Stock
The following table provides a summary of the restricted stock activity during the year ended December 31, 2020:

	Awards	Wtd. Avg. Grant-Date Fair Value
Unvested balance as of December 31, 2019	4,838,996	$8.51
Granted	10,245,500	1.12
Vested	(2,093,937)	8.31
Forfeited	(896,836)	5.85
Unvested balance as of December 31, 2020	12,093,723	2.33

The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock awards is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average grant-date fair value for restricted stock awards granted was $1.12, $6.59 and $18.11 per share for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of restricted stock awards that vested for the years ended December 31, 2020, 2019 and 2018 was $17.4 million, $12.0 million and $6.6 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of December 31, 2020 was $21.0 million, which the Company expects to recognize over a weighted average period of 1.9 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing price of the Company’s Common Stock on the grant date.
Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. The Company estimates the grant-date fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the weighted average historical volatilities of the Company and an identified set of comparable

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

companies. Expected term is based on the simplified method and is estimated as the mid-point between the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury bond rates in effect at the grant date for its risk-free interest rates.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded for the periods presented:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant-date fair value per share	$1.16	$4.32	$8.58
Expected term (in years)	6	6	6
Expected stock volatility	86%	47%	42%
Dividend yield	—	—	—
Risk-free interest rate	1.0%	2.2%	2.7%

The following table provides information about stock option awards outstanding during the year ended December 31, 2020:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,764,167	$15.99
Granted	124,000	2.13
Exercised	(366)	0.25		$—
Forfeited	(130,424)	13.12
Expired	(2,394,043)	16.34
Outstanding as of December 31, 2020	2,363,334	15.07	6.5	$78
Exercisable as of December 31, 2020	2,011,809	15.98	6.2	$—

The total fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $10.2 million and $8.8 million, respectively. The intrinsic value of the stock options exercised during the year ended December 31, 2020 was minimal, there were no stock options exercised during the year ended December 31, 2019, and the intrinsic value of stock options exercised during the year ended December 31, 2018 was approximately $0.2 million. As of December 31, 2020, there was $0.9 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 1.1 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. The market-based conditions must be met in order for these stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for these performance stock units subject to market conditions regardless of whether such conditions are met or not, and compensation expense is not reversed if vesting does not actually occur.
The grant-date fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock as well as the peer companies that are specified in the award agreement, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the key assumptions and related information used to determine the grant-date fair value of performance stock units awarded during the periods presented:

	2019	2018
Weighted average grant-date fair value per unit	$6.68	$22.35
Number of simulations	1,000,000	1,000,000
Expected stock volatility	52.3%	40.2%
Dividend yield	—%	—%
Risk-free interest rate	1.8%	2.8%

The following table provides information about performance stock units outstanding during the year ended December 31, 2020:

	Awards	Wtd. Avg. Grant Date Fair Value
Unvested balance as of December 31, 2019	872,672	$13.44
Granted	—	—
Vested	—	—
Cancelled	(193,391)	21.53
Forfeited	—	—
Unvested balance as of December 31, 2020	679,281	11.13

As of December 31, 2020, there was $2.4 million of unrecognized compensation cost related to unvested performance stock units, which the Company expects to recognize on a pro rata basis over a weighted average period of 1.2 years
Liability Awards
The Company has restricted stock units and performance stock units that were granted under the LTIP, which will be settled in cash by the Company and are therefore classified as liability awards in accordance with ASC 718. Compensation cost for the liability awards is based on the fair value of the units as of each balance sheet date as further discussed below, and such costs are recognized ratably over the service periods of the awards. As the fair value of liability awards is required to be re-measured at each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within Other current liabilities and Other long-term liabilities in the consolidated balances sheets.
Restricted Stock Units
During the year ended December 31, 2020, the Company granted 5.5 million restricted stock units to certain officers and employees that will be settled in cash. The restricted stock units vest annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the restricted stock units can vest immediately on an accelerated basis if they meet certain market-based vesting criteria (equal to the maximum return percentage discussed below for at least 20 out of any 30 consecutive trading days). Additionally, the restricted stock units include maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s common stock on the grant date. As of December 31, 2020, there was $5.5 million of unrecognized compensation cost, which represents the unvested portion of the fair value of the restricted stock units at December 31, 2020 and which will be recognized over a weighted average period of 1.8 years.
Performance Stock Units
During the year ended December 31, 2020, the Company granted 5.5 million performance stock units to certain executive officers that will be settled in cash that are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. The market-based conditions must be met in order for the awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of December 31, 2020, there was $10.6 million of unrecognized compensation cost, which represents the unvested portion of the fair value of the performance stock units at December 31, 2020, and which will be recognized over a weighted average period of 2.5 years.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liability Awards Fair Value
The fair value of the restricted stock units and performance stock units was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s common stock as well as the historical volatility of certain peer companies that are named in the award agreement for the performance stock units. The risk-free rate is based on U.S. Treasury yield curve rates with maturities consistent with the remaining vesting or performance period.
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of December 31, 2020:

	Restricted stock units	Performance stock units
Number of simulations	10,000,000	10,000,000
Expected stock volatility	123.2%	126.9%
Dividend yield	—%	—%
Risk-free interest rate	0.2%	0.1%
Shares outstanding	5,442,681	5,464,433

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of December 31, 2020:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	January 2021 - March 2021	990,000	11,000	$41.48
	April 2021 - June 2021	1,183,000	13,000	43.18
	July 2021 - September 2021	736,000	8,000	45.87
	October 2021 - December 2021	644,000	7,000	45.59

ICE Brent	January 2021 - March 2021	270,000	3,000	$46.85
	April 2021 - June 2021	182,000	2,000	48.01
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2021 - March 2021	315,000	3,500	$40.00	-	$48.14
	April 2021 - June 2021	136,500	1,500	40.00	-	48.57
	July 2021 - September 2021	92,000	1,000	42.00	-	50.10
	October 2021 - December 2021	92,000	1,000	42.00	-	50.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	January 2021 - March 2021	990,000	11,000	$0.01
	April 2021 - June 2021	1,183,000	13,000	0.11
	July 2021 - September 2021	736,000	8,000	0.26
	October 2021 - December 2021	644,000	7,000	0.26

(1)    These crude oil swap transactions are settled based on the NYMEX WTI or ICE Brent oil price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil collars are settled based on the NYMEX WTI price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
(3)    These oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2021 - March 2021	5,400,000	60,000	$2.91
	April 2021 - June 2021	3,640,000	40,000	2.89
	July 2021 - September 2021	3,680,000	40,000	2.89
	October 2021 - December 2021	3,680,000	40,000	2.95
	January 2022 - March 2022	1,800,000	20,000	3.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(2)
Natural gas collars	January 2021 - March 2021	1,800,000	20,000	$2.90	-	$3.64

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2021 - March 2021	1,800,000	20,000	$(0.30)
	April 2021 - June 2021	3,640,000	40,000	(0.30)
	July 2021 - September 2021	3,680,000	40,000	(0.30)
	October 2021 - December 2021	3,680,000	40,000	(0.28)
	January 2022 - March 2022	1,800,000	20,000	(0.26)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas collars are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
(3)    These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas WAHA price and the NYMEX price of natural gas, during each applicable monthly settlement period.
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
The following table presents the impact of the Company’s derivative instruments on its consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net gain (loss) on derivative instruments	$(64,535)	$(1,561)	$15,336

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2020
Derivative Assets
Commodity contracts	Prepaid and other current assets	$6,131	$(6,131)	$—
	Other noncurrent assets	152	(100)	52
Derivative Liabilities
Commodity contracts	Other current liabilities	$24,392	$(6,131)	$18,261
	Other noncurrent liabilities	100	(100)	—

		December 31, 2019
Derivative Liabilities
Commodity contracts	Other current liabilities	$325	$—	$325

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
Note 8—Fair Value Measurements
Recurring Fair Value Measurements
The Company follows ASC Topic 820, Fair Value Measurement and Disclosure, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:
•Level 1: Quoted Prices in Active Markets for Identical Assets – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Significant Other Observable Inputs – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3: Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2020
Total assets	$—	$52	$—
Total liabilities	—	18,261	—
December 31, 2019
Total assets	$—	$—	$—
Total liabilities	—	325	—

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
The impairment test performed by the Company indicated that a proved property impairment had occurred with respect to certain of its oil and gas fields, and therefore a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value was recorded. Proved oil and natural gas properties with a previous carrying value of $771.4 million were partially written down to their fair value of $179.6 million, resulting in a noncash impairment charge of $591.8 million being recorded in the first quarter of 2020. All of the Company’s proved oil and gas properties were included in the impairment assessment performed as of March 31, 2020. Two of the Company’s fields were subject to an impairment write-down as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. The Company did not recognize any additional impairment write-downs with respect to its proved property during the remainder of the year ending December 31, 2020. Impairment expense for proved properties is presented as part of Impairment and Abandonment Expense in the consolidated statements of operations.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s Senior Notes and borrowings under its Credit Agreement are accounted for at cost, and the cost basis of the Company’s Senior Secured Notes issued in the Debt Exchange was measured based on their fair value on the date of the exchange, as discussed above. The following table summarizes the fair values and carrying values of these instruments as of the periods indicated:

	December 31, 2020			December 31, 2019
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit facility due 2023(1)	$330,000	$330,000	$330,000	$175,000	$175,000	$175,000
8.00% Senior Secured Notes due 2025(2)	103,902	127,073	114,366	—	—	—
5.375% Senior Notes due 2026(2)	284,867	289,448	206,955	392,623	400,000	394,480
6.875% Senior Notes due 2027(2)	349,856	356,351	254,791	489,766	500,000	520,000

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
Note 9—Shareholders' Equity and Noncontrolling Interest
On April 2, 2020, the legacy owners of CRP (the “Centennial Contributors”) converted all of their remaining 1,034,119 CRP Common Units (and corresponding shares of Class C Common Stock) into Class A Common Stock (the “Conversion”), which eliminated the noncontrolling interest ownership in CRP. No cash proceeds were received by the Company in connection with the Conversion, and deferred tax expense of $2.2 million was recorded in equity.
During 2019, the Centennial Contributors converted 10,969,064 of their CRP Common Units (and corresponding shares of Class C Common Stock) into Class A Common Stock. No cash proceeds were received by the Company and deferred tax expense of $17.5 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner.
On March 7, 2018, Silver Run Sponsor, LLC (“Silver Run Sponsor”), affiliates of Riverstone Investment Group LLC (“Riverstone”) and the Centennial Contributors completed an underwritten public offering of 25,000,000 shares of Class A Common Stock. No cash proceeds were received by the Company in connection with this offering and 3,347,647 shares of CRP Common Units (and corresponding shares of Class C Common Units) were converted to shares of Class A Common Stock on a one-to-one basis. A tax benefit of $7.2 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class A Common Stock
 Holders of the Company's Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote by the Company's stockholders, except as required by law. Unless specified in the Company’s second amended and restated certificate of incorporation (the “Charter”) (including any certificate of designation of preferred stock) or the Company’s second amended and restated bylaws, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by the Company’s stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Subject to the rights of the holders of any outstanding series of preferred stock, the holders of the Class A Common Stock are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
In the event of a liquidation, dissolution or winding up of the Company, the holders of the Class A Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the Class A Common Stock. The holders of the Class A Common Stock have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Class A Common Stock.
Class C Common Stock
The Company had no shares of Class C Common Stock outstanding as of December 31, 2020 as the remaining shares were converted on April 2, 2020 as part of the Conversion discussed above. The shares converted represented the remaining portion of the 20,000,000 shares of Class C Common Stock issued to the Centennial Contributors in connection with the acquisition of approximately 89% of the outstanding membership interests in CRP, consummated on October 11, 2016 (the “Business Combination”).
Prior to the Conversion, holders of Class C Common Stock, together with holders of the Class A Common Stock voting as a single class, had the right to vote on all matters properly submitted to a vote of the stockholders. In addition, the holders of Class C Common Stock, voting as a separate class, were entitled to approve any amendment, alteration or repeal of any provision of the Charter that would alter or change the powers, preferences or relative, participating, optional, other or special rights of the Class C Common Stock. Holders of Class C Common Stock were not entitled to any dividends from the Company and were not entitled to receive any of its assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of its affairs.
Shares of Class C Common Stock were only allowed to be issued to the Centennial Contributors, their respective successors and assigns, as well as any permitted transferees of the Centennial Contributors. Holders of Class C Common Stock had the right to cause CRP to redeem all or a portion of their CRP Common Units in exchange for shares of the Company’s Class A Common Stock or, at CRP’s option, an equivalent amount of cash.
Preferred Stock
In connection with the Business Combination, the Company issued one share of Series A Preferred Stock at par value, $0.0001 per share (the “Series A Preferred Stock”) to one of the Centennial Contributors. The Series A Preferred Stock provided the holder thereof with the right to nominate and elect one director to the Company’s Board of Directors, but it did not provide any other voting rights or rights with respect to dividends except distributions in liquidation in the amount of $0.0001 per share. In July 2020, the Company redeemed the one share of Series A Preferred Stock after NGP X US Holdings, L.P., the current holder of the share of Series A Preferred Stock and a former indirect equity owner of CRP, ceased to own, in the aggregate, at least 5,000,000 CRP Common Units and/or shares of Class A Common Stock.
Warrants
Simultaneously with the closing of the Company’s initial public offering, 8,000,000 warrants were purchased by Silver Run Sponsor in a private placement (the “Private Placement Warrants”). The Private Placement Warrants are non-redeemable so long as they are held by Riverstone or its permitted transferees. Each whole Private Placement Warrant is exercisable for one whole share of Class A Common Stock at a price of $11.50 per share. The Private Placement Warrants became exercisable on March 1, 2017 and will expire on October 11, 2021 (five years after the completion of the Business Combination) or earlier upon redemption or liquidation. As of December 31, 2020, 8,000,000 Private Placement Warrants remained outstanding.

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
As of December 31, 2019 and 2018, the noncontrolling interest ownership of CRP decreased to 0.37% and 4.34%, respectively. The decreases were the result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock. As of December 31, 2020, the noncontrolling interest ownership of CRP was reduced to zero due to the Conversion discussed above and CRP has since been a wholly-owned subsidiary of Centennial.
The Company consolidated the results of operations and cash flows of CRP and reflected the portion retained by other holders of CRP Common Units as a noncontrolling interest through the date of the Conversion. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the periods.
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
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income attributable to Class A Common Stock	$(682,837)	$15,798	$199,899
Add: Income from conversion of Class C Common Stock	—	328	—
Adjusted net income attributable to Class A Common Stock	$(682,837)	$16,126	$199,899

Basic net earnings per share of Class A Common Stock	$(2.46)	$0.06	$0.76
Diluted net earnings per share of Class A Common Stock	$(2.46)	$0.06	$0.75

Basic weighted average shares of Class A Common Stock outstanding	277,368	267,700	263,341
Add: Dilutive effects of conversion of Class C Common Stock	—	8,869	—
Add: Dilutive effects of potential common stock	—	63	3,514
Diluted weighted average shares of Class A Common Stock outstanding	277,368	276,632	266,855

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents shares excluded from the diluted earnings per share calculation as their impacts were anti-dilutive for the periods presented:

	Year Ended December 31,
(in thousands)	2020(1)	2019	2018
Out-of-the-money stock options	3,571	4,706	818
Restricted stock	6,299	2,895	—
Performance stock units	13	—	39
Employee Stock Purchase Plan	76	22	—
Weighted average shares of Class C Common Stock	261	—	12,791
Warrants	8,000	8,000	—

(1)    The Company recognized a net loss during the year ended December 31, 2020, and therefore all potential common shares were anti-dilutive and excluded from the calculation of diluted net earnings per share.
Note 11—Income Taxes
Historically, CRP has been treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CRP was not subject to U.S. federal and certain state and local income taxes, and any taxable income or loss generated by CRP was passed through to and included in the taxable income or loss of its members, including Centennial, on a pro rata basis. Following the Conversion, CRP is no longer a partnership for tax purposes and the Company is now subject to U.S. federal and applicable state and local income taxes for its entire consolidated taxable income or loss.
Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Current taxes
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred taxes
Federal	80,091	(5,396)	(56,365)
State	5,033	(401)	(3,075)
	85,124	(5,797)	(59,440)

Income tax (expense) benefit	$85,124	$(5,797)	$(59,440)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations provided for the periods presented, is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Income tax (expense) benefit at the federal statutory rate	$161,768	$(4,664)	$(57,157)
State income tax (expense) benefit - net of federal benefit	9,046	(383)	(3,075)
Noncontrolling interest in partnership	(496)	129	2,696
Stock-based compensation	(8,047)	(780)	(1,825)
Nondeductible expenses	(151)	(99)	(79)
Change in valuation allowance	(76,996)	—	—
Income tax (expense) benefit	$85,124	$(5,797)	$(59,440)

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards	$107,897	$88,043
Capitalized intangible drilling cost	110,590	100,307
Stock-based compensation	4,871	8,284
Derivative assets	3,985	—
Asset retirement obligations	3,722	—
Interest expense	—	18,722
Other assets	637	295
Total deferred tax assets	231,702	215,651

Deferred tax liabilities:
Investment in CRP	—	(301,155)
Oil and gas properties	(155,748)	—
Other liabilities	(1,547)	—
Total deferred tax liabilities	(157,295)	(301,155)

Valuation Allowance	(76,996)	—

Net deferred tax asset (liability)	$(2,589)	$(85,504)

In connection with the conversions of shares from a noncontrolling interest owner, a tax loss was recorded in equity of $2.2 million and $17.5 million in 2020 and 2019, respectively, and a tax benefit was recorded in equity of $7.2 million in 2018. The Conversion that occurred during 2020 eliminated the noncontrolling interest and CRP is no longer treated as a partnership for tax purposes. As a result, the deferred tax assets and liabilities previously recorded within the partnership, and previously reported by the Company as a net deferred tax liability related to its investment in CRP, are now directly included within the Company’s deferred tax asset and liability categories above. Additionally, the Company’s deferred tax asset related to its interest expense limitation carryover at the partnership level was allocated proportionally to the Company’s oil and gas properties. All interest expense after the Conversion was deductible in the current year.
As of December 31, 2020, the Company had approximately $496.3 million and $93.2 million of U.S. federal and state net operating loss carryovers, respectively. Approximately $417.4 million and $78.2 million of these U.S. federal and state net operating loss carryovers expire in 2037, respectively.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating loss carry forwards. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. Based on when the Company expects existing taxable differences to be realized, management determined that sufficient negative evidence exists as of December 31, 2020 to conclude that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets in the amount of $77.0 million was recorded as of December 31, 2020.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2020 and 2019, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2020, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2017 through 2020.
Note 12—Transactions with Related Parties
Riverstone and its affiliates beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the term of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties.
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as presented in the consolidated statements of operations for the periods indicated as well as the related net receivables outstanding as of the balance sheet dates:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Lucid Energy Delaware, LLC (“Lucid”)
Oil and gas sales	$5,089	$3,559	$3,946
Gathering, processing and transportation expenses	4,818	2,642	792

(in thousands)	December 31, 2020	December 31, 2019
Accounts receivable, net(1)	$994	$91

(1)    Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.
Senior Secured Notes
During 2020, Riverstone acquired an aggregate of $100.7 million and $111.9 million of the Company’s 2026 Senior Notes and 2027 Senior Notes, respectively, in open market purchases. Subsequently, on May 22, 2020, Riverstone participated in the Company’s Debt Exchange, discussed in Note 4—Long-Term Debt, and exchanged all of its Senior Unsecured Notes for $106.3 million of the Company’s Senior Secured Notes. Riverstone’s participation in the Debt Exchange represented $120.0 million of the total extinguishment gain recognized in the consolidated statements of operations. The Company paid Riverstone $4.5 million in interest associated with the Senior Secured Notes during the year ended December 31, 2020.

Note 13—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments required under contractual commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Water disposal agreements	$1,825	$100	$—	$—	$—	$—	$1,925
Transportation agreements	9,060	1,770	—	—	—	—	10,830
Total	$10,885	$1,870	$—	$—	$—	$—	$12,755

Water Disposal Agreement
The Company has entered into agreements for the transportation and disposal of produced water from a portion of its operated wells. Under the terms of these agreements, Centennial is obligated to deliver a minimum volume of produced water or else pay for any deficiencies at the prices stipulated in the contracts. The obligations reported above represent the remaining minimum financial commitment pursuant to the terms of the contracts as of December 31, 2020. Actual expenditures under these contracts may exceed the minimum commitments presented above. The Company recognized water disposal costs of $2.4 million, $2.6 million and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these water disposal agreements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transportation Agreements
The Company has various natural gas transportation agreements whereby it is required to pay fixed reservation fees for pipeline capacity over the contractual terms. The obligations reported above represent the gross minimum financial commitments pursuant to these agreements as of December 31, 2020. The Company has an additional gas transport agreement with a volumetric obligation, but this agreement has variable pricing components that cannot reliably be determined and therefore is not included above. Actual expenditures under these contracts are likely to exceed the minimum commitment amounts presented above. The Company paid transportation and gathering costs of $19.5 million, $12.8 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to these agreements.
Purchase Obligations
The Company has purchase agreements to buy frac’ sand used in its well fracture stimulation process. Historically, under the terms of these agreements, Centennial was obligated to purchase a minimum volume of frac sand at a fixed sales price. However, these agreements were renegotiated in 2020 and all future minimum volume commitments were eliminated. No penalties were paid under these agreements during the year ended December 31, 2020 related to the failure to purchase the minimum volumes of frac sand or as a result of the modifications to the agreements.
Delivery Commitments
In August 2018, the Company entered into a firm crude oil sales agreement with a large integrated oil company that was subsequently amended during the year ended December 31, 2020. Utilizing this company’s transport capacity out of the Permian Basin, the agreement, as amended, provides for firm gross sales of 30,000 Bbls/d over the next 4.5 years and is based upon prevailing market prices of ICE Brent and contractual differentials. Under-delivery of volumes would result in a financial obligation to the Company.
The Company has firm gas sales agreements that provide for firm gross sales ranging from approximately 41,000 to 91,000 MMBtu/d in aggregate over the next two years. These sales agreements do not require the Company to physically deliver the aforementioned volumes over the terms of the agreements, but if the volumetric commitments are not met and the purchaser incurs financial damages, the Company is required to pay for any differences between the contracted prices and current market prices for replacement volumes bought by the purchaser.
The amounts discussed above represent the total gross volumes the Company is required to deliver per these agreements, which gross volumes are not comparable to the Company’s net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, as amounts therein are reflected net of all royalties, overriding royalties and production due to others. The Company believes its current production and reserves are sufficient to fulfill the physical delivery commitments, and the Company is not required to deliver oil or gas specifically produced from any of the Company’s properties under these agreements. Further, if the Company’s production is not sufficient to satisfy the firm delivery commitments, the Company believes it can purchase sufficient volumes in the market at index-related prices to satisfy its commitments. The aggregate amount of any such potential financial obligation under these contracts is not determinable since the amount and timing of any volumetric shortfalls, as well as the difference between the prevailing market price and contract price at such time, cannot be predicted with accuracy.
Lease Commitments
Refer to Note 15—Leases for details on the Company’s operating lease agreements.
Contingencies
The Company may at times be subject to various commercial or regulatory claims, prior period adjustments from service providers, litigation or other legal proceedings that arise in the ordinary course of business. While the outcome of these lawsuits and claims cannot be predicted with certainty, management believes it is remote that the impact of such matters that are reasonably possible to occur will have a material adverse effect on the Company’s financial position, results of operations or cash flows. Management is unaware of any pending claims or litigation brought against the Company requiring the reserve of a contingent liability as of the date of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Year Ended December 31,
	2020	2019	2018
Operating revenues (in thousands):
Oil sales	$475,694	$810,655	$709,813
Natural gas sales	46,776	44,556	62,325
NGL sales	57,986	89,119	118,907
Oil and gas sales	$580,456	$944,330	$891,045

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2020 and December 31, 2019, such receivable balances were $41.7 million and $76.6 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2020 and 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 15—Leases
At contract inception, the Company determines whether or not an arrangement contains a lease. However, in connection with the implementation of ASC 842, Leases (“ASC 842”), this assessment was made as of the adoption date of ASC 842, January 1, 2019. Upon determination of a lease, a lease right-of-use (“ROU”) asset and related liability are recorded based on the present value of the future lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make future lease payments arising from the lease.
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of December 31, 2020, these leases have remaining lease terms ranging from two months to one year, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk and the specific lease term. The table below summarizes the Company’s discount rate and weighted-average remaining lease term as of the periods presented.

	December 31, 2020	December 31, 2019
Weighted-average discount rate	5.1%	4.56%
Weighted-average remaining lease term (years)	1.07	1.29

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable lease payments are recognized in the period in which they are incurred and include operating expenses related to the office rental agreements and cost incurred on the drilling rig contracts in excess of the contractual rate. Cost related to short-term leases are recognized on a straight-line basis over the lease term as either expenses to the consolidated statements of operations or capitalized to the consolidated balance sheets. The following table presents the components of the Company’s lease cost for the period presented.

	Year Ended December 31,
(in thousands)	2020	2019
Lease costs
Operating lease cost	$8,117	$33,881
Variable lease cost	4,773	3,104
Short-term lease cost	41,533	60,798
Total Lease Cost	$54,423	$97,783

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease liability payments:
Cash used in operating activities	$6,285	$15,897
Cash used in investing activities	$1,832	$17,984

Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	$(3,843)	$34,833

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of December 31, 2020 are as follows:

(in thousands)	Total(2)
2021	3,260
2022	425
Total lease payments	3,685
Less: imputed interest	(108)
Present value of lease liabilities(1)	$3,577

(1)     Of the total present value of lease liabilities, $3.2 million was recorded to current Operating lease liabilities and $0.4 million was recorded in noncurrent Operating lease liabilities in the consolidated balance sheets as of December 31, 2020.
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

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(in thousands)	December 31, 2020	December 31, 2019
Proved properties	$4,395,473	$3,962,175
Unproved properties	1,209,205	1,470,903
Total proved and unproved properties	5,604,678	5,433,078
Accumulated depreciation, depletion and amortization	(1,877,832)	(931,737)
Net capitalized costs	$3,726,846	$4,501,341

Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2020	2019	2018
Acquisition costs:
Proved properties	$1,384	$3,437	$39,731
Unproved properties	4,768	81,602	173,519
Advances for unproved properties(1)	2,312	18,345	—
Development costs(2)	284,006	875,911	933,639
Exploration costs	18,355	11,390	9,968
Total	$310,825	$990,685	$1,156,857

(1)    Advances for unproved properties represent amounts paid to a third-party broker to acquire approximately 24,000 net leasehold acres on the Company’s behalf in the Permian Basin. This prepaid amount was included in the Other noncurrent assets line item on the consolidated balance sheet; however, it was impaired during the year ended December 31, 2020. Refer to the Management Discussion and Analysis of Financial Condition and Results of Operations under Part II, Item 7 of this Annual Report for further discussion.
(2)    Includes the cost of drilling development wells and associated facilities for which construction was completed during the period. Costs associated with wells and facilities that are in progress or awaiting completion at year-end are not included and were $45.3 million, $86.8 million and $115.0 million as of the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2020, 2019 and 2018 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2020, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)(1)
Total proved reserves:
Balance - December 31, 2017	100,933	327,212	30,986	186,454
Extensions and discoveries	64,159	179,052	23,937	117,938
Revisions to previous estimates	(12,429)	(74,781)	770	(24,123)
Purchases of reserves in place	3,573	7,455	1,012	5,827
Divestitures of reserves in place	(791)	(4,379)	(455)	(1,975)
Production	(12,679)	(31,707)	(4,332)	(22,295)
Balance - December 31, 2018	142,766	402,852	51,918	261,826
Extensions and discoveries	33,093	76,820	10,527	56,424
Revisions to previous estimates	(9,845)	64,558	10,047	10,959
Purchases of reserves in place	9	209	30	74
Divestitures of reserves in place	(282)	(306)	(46)	(378)
Production	(15,582)	(41,703)	(5,234)	(27,766)
Balance - December 31, 2019	150,159	502,430	67,242	301,139
Extensions and discoveries	33,220	73,669	9,877	55,375
Revisions to previous estimates	(19,680)	(7,010)	(12,184)	(33,031)
Production	(13,207)	(41,302)	(4,490)	(24,581)
Balance - December 31, 2020	150,492	527,787	60,445	298,902

Proved developed reserves:
December 31, 2018	63,317	180,542	23,093	116,500
December 31, 2019	74,842	237,791	32,743	147,216
December 31, 2020	70,716	279,556	31,672	148,981

Proved undeveloped reserves:
December 31, 2018	79,449	222,310	28,825	145,326
December 31, 2019	75,317	264,639	34,499	153,923
December 31, 2020	79,776	248,231	28,773	149,921

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Notable changes in proved reserves for the year ended December 31, 2020 included the following:
•Extensions and discoveries. In 2020, 55.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 52.1 MMBoe for new proved undeveloped (“PUD”) locations; and ii) 3.3 MMBoe for unproved locations that were successfully converted to new proved developed (“PDP”) wells during the period. These additions resulted from the Company’s 2020 drilling program, which added locations primarily in the 2nd and 3rd Bone Spring formations on the Company’s New Mexico acreage and also on the Company’s Texas position in the Wolfcamp C and 3rd Bone Spring formations.
•Revisions to previous estimates. In 2020, total revisions to previous estimates reduced proved reserves by a net amount of 33.0 MMBoe. Aggregate downward revisions of 133.4 MMBoe for 2020 consisted of (i) 103.7 MMBoe of downward pricing adjustments and (ii) 29.4 MMBoe of negative revisions associated with PUD locations that were either reclassified to unproved reserves or removed due to changes in the Company’s active development program. These downward revisions were partially offset by aggregate upward revisions of 100.4 MMBoe that were primarily related to reductions in the Company’s operating costs, which extended the lives and increased total reserves for PDP and PUD locations, as well as reductions in per-well capital expenditures that elevated economics for certain PUD locations.
Notable changes in proved reserves for the year ended December 31, 2019 included the following:
•Extensions and discoveries. In 2019, 56.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 30.5 MMBoe for new PUD locations; and ii) 25.9 MMBoe for unproved locations that were successfully converted to new PDP wells during the period. These additions resulted from the Company’s effective drilling program throughout the year, which added locations primarily in the Upper Wolfcamp A formation in the Company’s Texas position and also in the 2nd Bone Spring formations in the Company’s New Mexico acreage.
•Revisions to previous estimates. In 2019, revisions to previous estimates of 11.0 MMBoe consisted of 27.5 MMBoe of upward revisions primarily related to well performance revisions to reflect higher gas and NGL yields on older wells, which in turn increased total EURs for most proved developed and PUD locations. These positive revisions were partially offset by 16.5 MMBoe of negative revisions, of which 10.1 MMBoe related to downward pricing adjustments due to lower average commodity prices for oil, gas and NGLs for the year ended December 31, 2019. The remainder of the downward revisions related to PUD locations that were reclassified to unproven reserves due to them no longer being a part of the Company’s active development program.
Notable changes in proved reserves for the year ended December 31, 2018 included the following:
•Extensions and discoveries. In 2018, total extensions and discoveries of 117.9 MMBoe were primarily attributable to increased drilling activity as a result of the Company’s seven-rig drilling program effective throughout the year. These additions include 90.0 MMBoe related to new PUD locations, primarily in the Upper Wolfcamp A, and 27.9 MMBoe for the conversion of unproved locations to PDP wells.
•Revisions to previous estimates. In 2018, revisions to previous estimates were 24.1 MMBoe and mainly consist of negative revisions to PUD locations of 20.3 MMBoe. Of these PUD revisions, the majority related to locations that were reclassified to unproved reserves due to them no longer being a part of the Company’s active development program. In addition, 1.4 MMBoe of reserves were removed for locations no longer expected to be developed within five years of their initial recording in accordance with SEC rules.
•Purchases of reserves in place. In 2018, purchases of reserves of 5.8 MMBoe was primarily attributable to asset acquisitions discussed in Note 2—Property Acquisitions and Divestitures.
Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows (the “Standardized Measure”) relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). Future cash inflows as of December 31, 2020, 2019 and 2018 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2020, 2019 and 2018, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.
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
The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Future cash inflows	$6,700,654	$9,616,702	$10,989,064
Future development costs	(974,163)	(1,410,494)	(1,548,551)
Future production costs	(3,135,089)	(3,943,766)	(3,313,981)
Future income tax expenses	(25,487)	(391,168)	(1,027,976)
Future net cash flows	2,565,915	3,871,274	5,098,556
10% discount to reflect timing of cash flows	(1,381,240)	(1,808,902)	(2,618,705)
Standardized measure of discounted future net cash flows	$1,184,675	$2,062,372	$2,479,851
The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with ASC 932:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Standardized measure of discounted future net cash flows, beginning of period	$2,062,372	$2,479,851	$1,503,326
Sales of oil, natural gas and NGLs, net of production costs	(360,448)	(662,319)	(693,585)
Purchase of minerals in place	—	154	61,137
Divestiture of minerals in place	—	(5,593)	(17,516)
Extensions and discoveries, net of future development costs	177,325	526,083	1,213,206
Previously estimated development costs incurred during the period	167,135	380,376	380,452
Net change in prices and production costs	(1,428,068)	(1,395,537)	532,702
Change in estimated future development costs	463,286	15,056	(145,048)
Revisions of previous quantity estimates	(236,917)	47,226	(155,943)
Accretion of discount	219,789	297,946	174,806
Net change in income taxes	131,054	364,089	(254,873)
Net change in timing of production and other	(10,853)	15,040	(118,813)
Standardized measure of discounted future net cash flows, end of period	$1,184,675	$2,062,372	$2,479,851

Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2020	2019	2018
Oil (per Bbl)	$35.89	$52.62	$58.71
Gas (per Mcf)	0.97	0.87	2.45
NGLs (per Bbl)	13.00	18.99	31.20

Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2020
Operating revenues	$192,769	$90,509	$149,101	$148,077
Operating expenses	801,588	183,309	181,112	194,965
Income (loss) from operations	(608,574)	(92,802)	(31,866)	(46,878)
Other income (expense)	(24,979)	96,216	(19,663)	(41,777)
Income tax (expense) benefit	83,208	1,916	—	—
Net income (loss) attributable to Class A Common Stock	(547,983)	5,330	(51,529)	(88,655)
Income (loss) per share of Class A Common Stock:
Basic	$(1.99)	$0.02	$(0.19)	$(0.32)
Diluted	(1.99)	0.02	(0.19)	(0.32)

	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
2019
Operating revenues	$214,569	$244,239	$229,130	$256,392
Operating expenses	209,462	207,142	217,766	229,674
Income (loss) from operations(1)	5,105	37,106	11,342	25,876
Other income (expense)(1)	(15,905)	(12,176)	(13,662)	(15,475)
Income tax (expense) benefit	2,263	(5,928)	(1,393)	(739)
Net income (loss) attributable to Class A Common Stock	(8,112)	17,877	(3,585)	9,618
Income (loss) per share of Class A Common Stock:
Basic	$(0.03)	$0.07	$(0.01)	$0.03
Diluted	(0.03)	0.07	(0.01)	0.03

(1)    Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2020.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2020, which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
    The information required in response to this item will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required in response to this item will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required in response to this item will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required in response to this item will be set forth in our definitive proxy statement for the 2021 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2020 and 2019	64
	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018	65
	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	66
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018	68
	Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018	69
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
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

4.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).
4.5	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2020).
4.6
Indenture, dated as of November 30, 2017, by and among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2017).

4.7
First Supplemental Indenture (2026 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 on the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.8
Indenture, dated as of March 15, 2019, by and among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on March 18, 2019).

4.9
First Supplemental Indenture (2027 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 on the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.10
Indenture, dated as of May 22, 2020, by and among CRP, the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on March 22,2020).

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

10.5
Third Amendment to Second Amended and Restated Credit Agreement and First Amendment to Second Amended and Restated Pledge and Security Agreement, dated May 1, 2020, among Centennial Resource Production, LLC, as borrower, Centennial Resource Development, Inc., as parent guarantor, the other guarantors party thereto, JP Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 4, 2020).

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

10.7
Second Lien Pledge and Security Agreement by and among CRP, the grantors party thereto and the Collateral Agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2020).

10.8
Purchase and Sale Agreement, dated as of August 2, 2018, by and between Centennial Resource Production, LLC and BP Products North America Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.9
Amendment no. 1 to Purchase and Sale Agreement, dated as of August 2, 2018, by and between Centennial Resource Production, LLC and BP Products North America Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2020).

10.10
Crude Oil Purchase and Sale Agreement, dated as of August 31, 2018, by and between Centennial Resource Production, LLC and ExxonMobil Oil Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2018).

10.11#	Centennial Resource Development, Inc. Amended and Restated Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report filed with the SEC on May 4, 2020).
10.12#
Form of Stock Option Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.13#
Form of Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.14#
Form of Restricted Stock Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.15#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2018).

10.16#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018).

10.17#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2019).

10.18#
Form of Cash-Settled Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020.

10.19#
Form of Cash-Settled Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020.

10.20#	Centennial Resource Development, Inc. Second Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 17, 2021).
10.21#
Centennial Resource Development, Inc. Third Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report filed with the SEC on May 4, 2020).

10.22#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
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

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2019 (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2020.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Signature	Title	Date

/s/ SEAN R. SMITH
Sean R. Smith	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

/s/ GEORGE S. GLYPHIS
George S. Glyphis	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	February 24, 2021

/s/ BRENT P. JENSEN
Brent P. Jensen	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021

/s/ STEVEN J. SHAPIRO
Steven J. Shapiro	Chairman	February 24, 2021

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 24, 2021

/s/ KARL E. BANDTEL
Karl E. Bandtel	Director	February 24, 2021

/s/ MATTHEW G. HYDE
Matthew G. Hyde	Director	February 24, 2021

/s/ PIERRE F. LAPEYRE, JR.
Pierre F. Lapeyre, Jr.	Director	February 24, 2021

/s/ DAVID M. LEUSCHEN
David M. Leuschen	Director	February 24, 2021

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 24, 2021

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 24, 2021