Form 10-Q
period 2021-03-31
Centennial Resource Development, Inc.
filed 2021-05-05
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 279,204,514 shares of Class A Common Stock, par value $0.0001 per share outstanding.

GLOSSARY OF UNITS OF MEASUREMENTS AND INDUSTRY TERMS
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
NEOs. Named executive officers, which term refers to the principal executive officer, the principal financial officer, and the next three most highly paid executive officers of a company as of the end of the most recently completed fiscal year, based on total compensation as determined under Rule 402 of Regulation S-K.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
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
•credit markets;
•uncertainty regarding our future operating results; and
•our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in “Item 1A. Risk Factors” in our 2020 Annual Report.

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
Should one or more of the risks or uncertainties described in our 2020 Annual Report occur, or underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statement in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$10,936	$5,800
Accounts receivable, net	70,571	54,557
Prepaid and other current assets	5,502	5,229
Total current assets	87,009	65,586
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,192,712	1,209,205
Proved properties	4,475,972	4,395,473
Accumulated depreciation, depletion and amortization	(1,940,672)	(1,877,832)
Total oil and natural gas properties, net	3,728,012	3,726,846
Other property and equipment, net	12,161	12,650
Total property and equipment, net	3,740,173	3,739,496
Noncurrent assets
Operating lease right-of-use assets	2,381	3,176
Other noncurrent assets	18,758	19,167
TOTAL ASSETS	$3,848,321	$3,827,425
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$144,958	$110,439
Operating lease liabilities	2,697	3,155
Other current liabilities	46,536	18,274
Total current liabilities	194,191	131,868
Noncurrent liabilities
Long-term debt, net	1,063,754	1,068,624
Asset retirement obligations	17,158	17,009
Deferred income taxes	2,589	2,589
Operating lease liabilities	—	422
Other noncurrent liabilities	11,726	2,952
Total liabilities	1,289,418	1,223,464
Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 290,792,727 shares issued and 279,124,752 shares outstanding at March 31, 2021 and 290,645,623 shares issued and 278,551,901 shares outstanding at December 31, 2020	29	29
Additional paid-in capital	2,994,020	3,004,433
Retained earnings (accumulated deficit)	(435,146)	(400,501)
Total shareholders’ equity	2,558,903	2,603,961
Noncontrolling interest	—	—
Total equity	2,558,903	2,603,961
TOTAL LIABILITIES AND EQUITY	$3,848,321	$3,827,425
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Operating revenues
Oil and gas sales	$192,391	$192,769
Operating expenses
Lease operating expenses	25,861	32,639
Severance and ad valorem taxes	12,583	16,573
Gathering, processing and transportation expenses	20,625	16,939
Depreciation, depletion and amortization	63,783	101,258
Impairment and abandonment expense	9,200	611,300
Exploration and other expenses	1,095	4,009
General and administrative expenses	25,256	18,870
Total operating expenses	158,403	801,588
Net gain (loss) on sale of long-lived assets	44	245
Income (loss) from operations	34,032	(608,574)

Other income (expense)
Interest expense	(17,485)	(16,421)
Net gain (loss) on derivative instruments	(51,199)	(8,505)
Other income (expense)	7	(53)
Total other income (expense)	(68,677)	(24,979)

Income (loss) before income taxes	(34,645)	(633,553)
Income tax (expense) benefit	—	83,208
Net income (loss)	(34,645)	(550,345)
Less: Net (income) loss attributable to noncontrolling interest	—	2,362
Net income (loss) attributable to Class A Common Stock	$(34,645)	$(547,983)

Income (loss) per share of Class A Common Stock:
Basic	$(0.12)	$(1.99)
Diluted	$(0.12)	$(1.99)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(34,645)	$(550,345)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	63,783	101,258
Stock-based compensation expense - equity awards	4,585	6,409
Stock-based compensation expense - liability awards	10,414	—
Impairment and abandonment expense	9,200	611,300
Deferred tax expense (benefit)	—	(83,208)
Net (gain) loss on sale of long-lived assets	(44)	(245)
Non-cash portion of derivative (gain) loss	28,313	8,452
Amortization of debt issuance costs and discount	1,847	799
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14,997)	41,026
(Increase) decrease in prepaid and other assets	(264)	(263)
Increase (decrease) in accounts payable and other liabilities	4,154	(34,365)
Net cash provided by operating activities	72,346	100,818
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(433)	(5,795)
Drilling and development capital expenditures	(46,152)	(161,895)
Purchases of other property and equipment	(181)	(486)
Proceeds from sales of oil and natural gas properties	168	1,200
Net cash used in investing activities	(46,598)	(166,976)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	70,000	195,000
Repayment of borrowings under revolving credit facility	(240,000)	(135,000)
Proceeds from issuance of convertible senior notes	170,000	—
Debt issuance costs	(5,444)	—
Premiums paid on capped call transactions	(14,688)	—
Restricted stock used for tax withholdings	(477)	(208)
Net cash (used in) provided by financing activities	(20,609)	59,792
Net increase (decrease) in cash, cash equivalents and restricted cash	5,139	(6,366)
Cash, cash equivalents and restricted cash, beginning of period	8,339	15,543
Cash, cash equivalents and restricted cash, end of period	$13,478	$9,177
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$11,272	$12,977
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$50,333	$108,282
Asset retirement obligations incurred, including revisions to estimates	24	413
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$10,936	$3,841
Restricted cash(1)	2,542	5,336
Total cash, cash equivalents and restricted cash	$13,478	$9,177

(1)    Included in Prepaid and other current assets and Other noncurrent assets line items in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock
	Class A		Class C		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	290,646	$29	—	$—	$3,004,433	$(400,501)	$2,603,961	$—	$2,603,961
Restricted stock forfeited	(1)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(128)	—	—	—	(477)	—	(477)	—	(477)
Issuance of Class A common stock under Employee Stock Purchase Plan	276	—	—	—	167	—	167	—	167
Stock-based compensation - equity awards	—	—	—	—	4,585	—	4,585	—	4,585
Capped call premiums	—	—	—	—	(14,688)	—	(14,688)	—	(14,688)
Net income (loss)	—	—	—	—	—	(34,645)	(34,645)	—	(34,645)
Balance at March 31, 2021	290,793	29	—	—	2,994,020	(435,146)	2,558,903	—	2,558,903

Balance at December 31, 2019	280,650	$28	1,034	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
Restricted stock issued	1,305	—	—	—	—	—	—	—	—
Restricted stock forfeited	(406)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(78)	—	—	—	(208)	—	(208)	—	(208)
Issuance of Class A common stock under Employee Stock Purchase Plan	59	—	—	—	230	—	230	—	230
Stock-based compensation - equity awards	—	—	—	—	6,409	—	6,409	—	6,409
Net income (loss)	—	—	—	—	—	(547,983)	(547,983)	(2,362)	(550,345)
Balance at March 31, 2020	281,530	28	1,034	—	2,982,187	(265,647)	2,716,568	10,219	2,726,787

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (the “2020 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2020 Annual Report.
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year.
The consolidated financial statements include the accounts of the Company and its subsidiary CRP, and CRP’s wholly-owned subsidiaries. Noncontrolling interest represents third-party ownership in CRP and is presented as a component of equity. As of March 31, 2020 the noncontrolling interest ownership of CRP was 0.4% but was subsequently reduced to zero as all remaining CRP Common Units (and corresponding shares of the Company’s Class C common stock) were converted into shares of the Company’s Class A common stock (the “Common Stock”) and CRP has since been a wholly-owned subsidiary of Centennial.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has determined that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets was recognized, which caused the Company’s provision for income taxes for both the three months ended March 31, 2021 and 2020 to differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss.
Recently Issued or Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options and Derivatives and Hedging— Contracts in Entity’s Own Equity (“ASU 2020-06”), which updates the accounting requirements for convertible debt instruments and contracts in an entity’s own equity under FASB’s Accounting Standard Codification (“ASC”) Topic 470, Debt, ASC Topic 815, Derivatives and Hedging, and applicable earnings-per-share guidance. The amendments in ASU 2020-06 are intended to simplify the accounting for convertible instruments by removing certain separation models in the existing debt guidance allowing convertible debt to be recorded as a single liability measured at its amortized cost. Additionally, the amendments remove certain conditions and clarify the scope of and certain requirements pertaining to derivative scope exception evaluations over such contracts and instruments. ASU 2020-06 requires retrospective application and is effective for public entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted after December 15, 2020. The Company has adopted this guidance as of January 1, 2021, and there was no impact on previously reported amounts as a result of the adoption. Refer to Note 3—Long-Term Debt for additional information regarding its convertible debt instruments.
Note 2—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued oil and gas sales receivable, net	$54,042	$41,670
Joint interest billings, net	15,218	12,770
Other	1,311	117
Accounts receivable, net	$70,571	$54,557
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accounts payable	$19,124	$5,052
Accrued capital expenditures	38,259	21,471
Revenues payable	32,776	42,115
Accrued interest	19,922	15,138
Accrued derivative settlements payable	10,411	3,488
Accrued employee compensation and benefits	8,173	11,516
Accrued expenses and other	16,293	11,659
Accounts payable and accrued expenses	$144,958	$110,439

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Credit Facility due 2023	$160,000	$330,000

8.00% Senior Secured Notes due 2025	127,073	127,073
5.375% Senior Notes due 2026	289,448	289,448
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	—
Unamortized debt issuance costs on Senior Notes	(18,561)	(12,790)
Unamortized debt discount	(20,557)	(21,458)
Senior Notes, net	903,754	738,624

Total long-term debt, net	$1,063,754	$1,068,624
Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of March 31, 2021, the Company had $160.0 million in borrowings outstanding and $503.9 million in available borrowing capacity, which was net of $4.3 million in letters of credit outstanding and the availability blocker of $31.8 million. This availability blocker was subsequently removed in connection with the Senior Secured Note redemption; refer to Note 13—Subsequent Events for additional information regarding this redemption.
The amount available to be borrowed under CRP’s Credit Agreement is equal to the lesser of (i) the borrowing base less the availability blocker, (ii) aggregate elected commitments, which are currently set at $700.0 million, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company. In connection with the Credit Agreement’s spring 2021 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of March 31, 2021, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 100 to 200 basis points as of March 31, 2021, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) a first lien leverage ratio, as defined within the Credit Agreement as the ratio of first lien debt to EBITDAX for the rolling four fiscal quarter period, which may not exceed 2.75 to 1.00 beginning with the quarter ending June 30, 2020 and extending through the quarter ending December 31, 2021, after which the maximum ratio shall decrease to 2.50 to 1.00 for each of the quarters ending in 2022; and
(iii) a leverage ratio, as also defined in the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the rolling four fiscal quarter period. Pursuant to amendments to the Credit Facility, the leverage ratio was suspended until March 31, 2022, at which time, the ratio may not exceed 5.0 to 1.0, with such maximum ratio declining at a rate of 0.25 for each succeeding quarter until March 31, 2023 when the ratio is set at not greater than 4.0 to 1.0.
CRP was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2021 and through the filing of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, CRP issued $150.0 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. These issuances resulted in aggregate net proceeds to CRP of $163.7 million, after deducting debt issuance costs of $6.3 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2021.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries.
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events, (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021, or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date.
CRP can settle conversions by paying or delivering, as applicable, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CRP’s election. The initial conversion rate is 159.2610 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture) which, in certain circumstances, will increase the conversion rate for a specified period of time. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by CRP and are exchangeable into shares of Centennial Resource Development, Inc’s Common Stock.
CRP has the option to redeem, in whole or in part, all of the Convertible Senior Notes at any time on or after April 7, 2025, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, but only if the last reported sale price per share of Common Stock exceeds 130% of the conversion price (i) for any 20 trading days during the 30 consecutive trading days ending on the day immediately before the date CRP sends the related redemption notice; and (ii) also on the trading day immediately before the date CRP sends such notice.
If certain corporate events occur, including certain business combination transactions involving the Company or CRP or a stock de-listing with respect to the Common Stock, noteholders may require CRP to repurchase their Convertible Senior Notes at a cash repurchase price equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to the repurchase date.
Upon an Event of Default (as defined in the indenture governing the Convertible Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Convertible Senior Notes may declare the Convertible Senior Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to the Company, CRP or any of the subsidiary guarantors will automatically cause all outstanding Convertible Senior Notes to become due and payable.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs in the line items Long-term debt, net in the consolidated balance sheets. As of March 31, 2021, the net liability recorded related to the Convertible Senior Notes was $163.7 million.
Capped Called Transactions
In connection with the issuance of the Convertible Senior Notes in March 2021, CRP entered into privately negotiated capped call spread transactions with option counterparties (the “Capped Call Transactions”). The Capped Call Transactions cover the aggregate number of shares of Common Stock that initially underlie the Convertible Senior Notes and are expected to (i) generally reduce potential dilution to the Common Stock upon a conversion of the Convertible Senior Notes, and/or (ii) offset any cash payments CRP is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Common Stock and an initial capped price of $8.4525 per share of Common Stock, each of which are subject to certain customary adjustments upon the occurrence of certain corporate events, as defined in the capped call agreements.
The cost of the Capped Call Transactions was $14.7 million, which was funded from proceeds from the Convertible Senior Note issuance. The cost to purchase the Capped Call Transactions was recorded to additional paid-in capital in the consolidated balances sheets and will not be subject to remeasurement each reporting period.
Senior Unsecured Notes Debt Exchange
On May 22, 2020, CRP completed its private exchange of debt pursuant to which a $254.2 million aggregate principal amount of Senior Unsecured Notes (defined below) was validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”). The Company’s Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC Topic 470-50, Modifications and Extinguishments. As a result, a gain on the exchange of debt of $143.4 million was recognized in the consolidated statement of operations during the second quarter of 2020, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the new Senior Secured Notes issued, net of their associated debt discount of $21.0 million, which was based on the Senior Secured Notes’ estimated fair value on the exchange date.
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
The Company has the option to redeem all (but not less than all) of the Senior Secured Notes, at any time prior to May 22, 2021 on a single occasion, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, if such redemption is made entirely with proceeds from equity offerings or the issuance of unsecured indebtedness. Subsequent to March 31, 2021, the Company redeemed all of the Senior Secured Notes, utilizing proceeds from the issuance of the Convertible Senior Notes (refer to Note 13—Subsequent Events for additional information regarding this redemption).
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of March 31, 2021, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of March 31, 2021, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
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
The indentures governing the Senior Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2021 and through the filing of this Quarterly Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2021:

(in thousands)
Asset retirement obligations, beginning of period	$17,009
Liabilities incurred	44
Liabilities divested and settled	(129)
Accretion expense	255
Revisions to estimated cash flows	(21)
Asset retirement obligations, end of period	$17,158
ARO reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of ARO are numerous estimates and assumptions, including plug and abandonment settlement amounts, inflation factors, credit adjusted discount rates and timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liabilities, a corresponding offsetting adjustment is made to the oil and gas property balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability with an offsetting charge to accretion expense, which is included within depreciation, depletion and amortization.
Note 5—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which authorized an aggregate of 16,500,000 shares of Common Stock for issuance to employees and directors. On April 29, 2020, the stockholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Common Stock authorized for issuance by 8,250,000 shares. As of March 31, 2021, the Company had 6,601,016 shares of Common Stock available for future grants. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units, stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Equity Awards
Restricted stock awards	$3,606	$4,354
Stock option awards	271	984
Performance stock units	639	1,003
Other stock-based compensation expense(1)	69	68
Total stock-based compensation - equity awards	4,585	6,409
Liability Awards
Restricted stock units	3,308	—
Performance stock units	7,106	—
Total stock-based compensation - liability awards	10,414	—
Total stock-based compensation expense	$14,999	$6,409

(1)     Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of March 31, 2021, the Company had 1,561,164 shares of Common Stock available for future issuance.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Equity Awards
The Company has restricted stock awards, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements, and are expected to be settled in shares of Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2021:

	Awards	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2020	12,093,723	$2.33
Granted	—	—
Vested	(424,290)	6.21
Forfeited	(1,457)	14.28
Unvested balance as of March 31, 2021	11,667,976	2.18
The Company grants service-based restricted stock awards to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock awards is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. There were no restricted stock awards granted during the three months ended March 31, 2021. The total fair value of restricted stock awards that vested during the three months ended March 31, 2021 and 2020 was $2.6 million and $3.8 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2021 was $17.4 million, which the Company expects to recognize over a weighted average period of 1.7 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over a three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Common Stock on the grant date.
Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. The Company estimates the fair value using the Black-Scholes option-pricing model. Expected volatilities are based on the weighted average historical volatilities of the Company and an identified set of comparable companies. Expected term is based on the simplified method and is estimated as the mid-point between the weighted average vesting term and the time to expiration as of the grant date. The Company uses U.S. Treasury bond rates in effect at the grant date for its risk-free interest rates.
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock option awards for the three months ended March 31, 2020. No stock options were granted during the three months ended March 31, 2021.

Three Months Ended March 31, 2020
Weighted average grant-date fair value per share	$2.37
Expected term (in years)	6
Expected stock volatility	52%
Dividend yield	—%
Risk-free interest rate	1.7%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,363,334	$15.07
Granted	—	—
Exercised	—	—		$—
Forfeited	(5,000)	4.69
Expired	(15,333)	18.11
Outstanding as of March 31, 2021	2,343,001	15.07	6.2	$247
Exercisable as of March 31, 2021	2,054,477	15.83	5.9	$1
The total fair value of stock options that vested during the three months ended March 31, 2021 and 2020 was $0.3 million and $3.5 million, respectively. There were no stock options exercised during the three months ended March 31, 2021 and 2020. As of March 31, 2021, there was $0.6 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.9 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. The market-based conditions must be met in order for the stock awards to vest, and it is, therefore, possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the performance stock units subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
During the three months ended March 31, 2021 and 2020, there was no performance stock units activity. As of March 31, 2021, there was $1.8 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.0 year.
Liability Awards
The Company has restricted stock units and performance stock units that were granted under the LTIP, which will be settled in cash and are classified as liability awards in accordance with ASC 718. Compensation cost for the liability awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service periods of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within Other current liabilities and Other long-term liabilities in the consolidated balances sheets.
Restricted Stock Units
The Company granted 5.5 million restricted stock units during the third quarter of 2020 to certain officers (non-NEOs) and employees that are settleable in cash upon vesting. The restricted stock units vest annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the remaining two-thirds of unvested restricted stock units granted to non-NEOs can vest immediately, on an accelerated basis, if they meet certain market-based vesting criteria equal to the maximum return percentage discussed below for at least 20 out of any 30 consecutive trading days. Additionally, the restricted stock units include maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s Common Stock on the grant date. As of March 31, 2021, there was $8.0 million of unrecognized compensation cost, which represents the unvested portion of the fair value of the restricted stock units and will be recognized over a weighted average period of 1.6 years or sooner if the accelerated vesting event occurs.
Performance Stock Units
The Company granted 5.5 million performance stock units (“PSU”) during third quarter of 2020 to certain executive officers that will be settled in cash and are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. The market-based conditions must be met in order for the PSU awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of March 31, 2021, there was $29.8 million of unrecognized compensation cost that represents the unvested portion of the fair value of the PSUs at March 31, 2021 and will be recognized over a weighted average period of 2.25 years.
Liability Awards Fair Value
The fair value of the restricted stock units and performance stock units was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s Common Stock as well as the peer companies that are specified in the PSU award agreement. The risk-free rate is based on U.S. Treasury yield curve rates with maturities consistent with the remaining vesting or performance period.
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of March 31, 2021:

	Restricted stock units	Performance stock units
Number of simulations	10,000,000	10,000,000
Expected stock volatility	133.5%	137.3%
Dividend yield	—%	—%
Risk-free interest rate	0.2%	0.2%
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of March 31, 2021:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	April 2021 - June 2021	1,183,000	13,000	$43.18
	July 2021 - September 2021	736,000	8,000	45.87
	October 2021 - December 2021	644,000	7,000	45.59

ICE Brent	April 2021 - June 2021	409,500	4,500	$54.98
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2021 - June 2021	227,500	2,500	$42.00	-	$51.14
	July 2021 - September 2021	138,000	1,500	46.33	-	55.40
	October 2021 - December 2021	92,000	1,000	42.00	-	50.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	April 2021 - June 2021	1,183,000	13,000	$0.11
	July 2021 - September 2021	736,000	8,000	0.26
	October 2021 - December 2021	644,000	7,000	0.26

(1)    These crude oil swap transactions are settled based on either the NYMEX WTI or ICE Brent index price, as applicable, on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2021 - June 2021	3,640,000	40,000	$2.89
	July 2021 - September 2021	3,680,000	40,000	2.89
	October 2021 - December 2021	3,680,000	40,000	2.95
	January 2022 - March 2022	1,800,000	20,000	3.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2021 - June 2021	3,640,000	40,000	$(0.30)
	July 2021 - September 2021	3,680,000	40,000	(0.30)
	October 2021 - December 2021	3,680,000	40,000	(0.28)
	January 2022 - March 2022	1,800,000	20,000	(0.26)

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net gain (loss) on derivative instruments	$(51,199)	$(8,505)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2021
Derivative Assets
Commodity contracts	Prepaid and other current assets	$2,071	$(2,071)	$—
Derivative Liabilities
Commodity contracts	Other current liabilities	48,593	(2,071)	46,522

		December 31, 2020
Derivative Assets
Commodity contracts	Prepaid and other current assets	$6,131	$(6,131)	$—
	Other noncurrent assets	152	$(100)	52
Derivative Liabilities
Commodity contracts	Other current liabilities	$24,392	$(6,131)	$18,261
	Other noncurrent liabilities	$100	$(100)	$0

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2021
Total liabilities	—	46,522	—
December 31, 2020
Total assets	$—	$52	$—
Total liabilities	—	18,261	—
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s senior notes and borrowings under its credit agreement are accounted for at cost, and the cost basis of the Company’s Senior Secured Notes issued in the Debt Exchange was measured based on their fair value on the date of the exchange. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	March 31, 2021			December 31, 2020
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit facility due 2023(1)	$160,000	$160,000	$160,000	$330,000	$330,000	$330,000
8.00% Senior Secured Notes due 2025(2)	104,916	127,073	126,438	103,901	127,073	114,366
5.375% Senior Notes due 2026(2)	285,063	289,448	254,714	284,867	289,448	206,955
6.875% Senior Notes due 2027(2)	350,064	356,351	317,152	349,856	356,351	254,791
3.25% Convertible Notes due 2028(2)	163,711	170,000	161,772	—	—	—

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, outstanding stock options, withholding amounts from the employee stock purchase plan and warrants, all using the treasury stock method, and (ii) the Company’s Class C common stock outstanding, prior to the conversion of remaining Class C shares in the second quarter of 2020, and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method which is net of tax.
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net income (loss) attributable to Class A Common Stock	$(34,645)	$(547,983)

Basic weighted average shares of Class A Common Stock outstanding	278,935	275,952
Diluted weighted average shares of Class A Common Stock outstanding	278,935	275,952

Basic net earnings (loss) per share of Class A Common Stock	$(0.12)	$(1.99)
Diluted net earnings (loss) per share of Class A Common Stock	$(0.12)	$(1.99)
The Company recognized a net loss during the three months ended March 31, 2021 and 2020. As a result, all potential common shares were anti-dilutive and were excluded from the calculation of diluted net earnings per share. The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2021	2020
Out-of-the-money stock options	2,294	4,782
Restricted stock	9,565	5,143
Employee Stock Purchase Plan	41	1,138
Weighted average shares of Class C Common Stock	—	1,034
Warrants	8,000	8,000
Performance stock units	399	—
Convertible Senior Notes	27,074	—

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Transactions with Related Parties
    Riverstone Investment Group LLC and its affiliates (“Riverstone”) beneficially own a more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the terms of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties.
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables outstanding as of the balance sheet dates:

	Three Months Ended March 31,
(in thousands)	2021	2020
Oil and gas sales	$1,075	$1,088
Gathering, processing and transportation expenses	1,205	953

(in thousands)	March 31, 2021	December 31, 2020
Accounts receivable, net(1)	$1,796	$994

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.
Senior Secured Notes
Riverstone held $106.3 million of the Company’s Senior Secured Notes as of March 31, 2021 and December 31, 2020. No interest payments associated with the Senior Secured Notes were made to Riverstone during the three months ended March 31, 2021 or 2020.
Note 10—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the three months ended March 31, 2021, there have been no material, non-routine changes in commitments during the three months ended March 31, 2021. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2020 Annual Report.
The Company has a firm crude oil sales agreement with a large integrated oil company, and in the first quarter of 2021, new pricing terms under this agreement went into effect. Utilizing this integrated oil company’s transport capacity out of the Permian Basin, the agreement provides for firm gross sales of 30,000 Bbls/d over the next 4 years and is based upon prevailing market prices of ICE Brent less contractual differentials. These pricing terms are resulting in realized prices that currently have wider differentials than those being realized under the Company’s other oil marketing agreements. However, if the oil price differential between the ICE Brent and NYMEX WTI indices widen in the future, the oil price realized under this delivery commitment will improve relative to the prices realized under the Company’s other oil sales contracts. Under-delivery of volumes that are committed under this agreement would result in a financial obligation to the Company, although the Company’s current production level (on a gross basis) is, and the Company believes its future production will be, sufficient to fulfill this physical delivery commitment.
Contingencies
The Company may at times be subject to various commercial or regulatory claims, prior period adjustments from service providers, litigation or other legal proceedings that arise in the ordinary course of business. While the outcome of these lawsuits and claims cannot be predicted with certainty, management believes it is remote that the impact of such matters, other than those discussed below, that are reasonably possible to occur will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operations, including upstream producers like the Company, as well as gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider has filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company has made a payment for the utilized capacity, and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss is reasonably possible in relation to these matters and such amount could range from zero to $7.6 million, and no amount in that range is a better estimate than any other.
Other than the matter above, management is unaware of any pending litigation brought against the Company requiring a contingent liability to be recognized as of the date of these consolidated financial statements.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2021	2020
Operating revenues (in thousands):
Oil sales	$133,726	$170,505
Natural gas sales	35,451	8,358
NGL sales	23,214	13,906
Oil and gas sales	$192,391	$192,769
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of March 31, 2021 and December 31, 2020, such receivable balances were $54.0 million and $41.7 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of March 31, 2021, these leases have remaining lease terms ranging from one month to 1 year, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
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

As of March 31, 2021
Weighted-average discount rate	5.13%
Weighted-average remaining lease term (months)	10
The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Lease costs
Operating lease cost	$873	$4,305
Variable lease cost	9	1,207
Short-term lease cost	7,194	17,825
Total lease cost	$8,076	$23,337

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease liability payments:
Cash used in operating activities	$873	$2,503
Cash used in investing activities	$—	$1,802

Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	$(32)	$(829)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of March 31, 2021 are as follows:

(in thousands)	Total(2)
2021(1)	$2,338
2022	425
Total lease payments	2,763
Less: imputed interest	(66)
Present value of lease liabilities (3)	$2,697

(1)     Excludes payments made during the three months ended March 31, 2021.
(2)    Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
(3)     This amount is included in current liabilities in the line item Operating lease liabilities in the consolidated balance sheets as of March 31, 2021.
Note 13—Subsequent Events
Senior Secured Notes Redemption
In April 2021, the Company redeemed at par all of its $127.1 million aggregate principal amount of Senior Secured Notes, which was the intended use of proceeds from the Convertible Senior Notes offering. Additionally, the Company paid accrued interest on the Senior Secured Notes of $3.8 million in connection with the redemption. The Company plans to record a loss on debt extinguishment of approximately $22.2 million related to the write-off of all unamortized debt issuance costs and discount amounts associated with the Senior Secured Notes being redeemed. Further, the availability blocker of $31.8 million, which had been reducing the amount available to be borrowed under the Credit Agreement, was removed as a result of this note redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, regulatory changes, continued and future impacts of Coronavirus Disease 2019 (“COVID-19”) and other uncertainties, as well as those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in our 2020 Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Centennial Resource Development, Inc. (“Centennial,” “we,” “us,” or “our”) is an independent oil and natural gas company focused on the development of oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are focused on projects that we believe provide the highest return on capital. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Centennial,” “we,” “us,” or “our” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Market Conditions
    The 2020 worldwide outbreak of COVID-19, the uncertainty regarding its impact and various governmental actions taken to mitigate the effects of COVID-19 resulted in an unprecedented decline in the demand for oil and natural gas throughout 2020. In addition, the decision by Saudi Arabia to drastically reduce export prices and increase oil production in March 2020 (the “Saudi-Russia oil price war”) followed by curtailment agreements among Organization of Petroleum Exporting Countries (“OPEC”) and other countries such as Russia further increased uncertainty and volatility around global oil supply-demand dynamics. However, in April of 2020, the members of OPEC and other oil producing countries agreed to reduce their crude oil production throughout the year, while U.S. producers substantially reduced or suspended drilling and completion activity due to low oil prices and poor economics.
The demand for oil and natural gas continued to remain low in early 2021 due to continued uncertainty regarding the impacts of COVID-19. OPEC and other producing countries extended their production cuts through the first quarter of 2021 with gradual output increases expected to begin in the second quarter of 2021. Further, U.S. drilling activity only began to increase in the fourth quarter of 2020 and has continued to increase steadily since. The continued reduction in overall oil supply paired with the expectation of a recovery in global oil demand due to the availability of COVID-19 vaccinations and less governmental mandated restrictions have aided in the recovery of global commodity prices during the first quarter of 2021. Specifically, WTI spot prices for crude oil reached a high of $66.09 per barrel on March 5, 2021 from a low of negative $37.63 per barrel on April 20, 2020 (which was due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma).
    The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, the continued effects from COVID-19, geopolitical events, weather conditions, the global transition to alternative energy sources and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2019:

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00	$40.93	$42.66	$57.84
Natural gas (per MMBtu)	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65	$1.95	$2.47	$3.44
Lower commodity prices (including realized differentials) and lower futures curves for oil and gas prices, can result in further impairments of our proved oil and natural gas properties or undeveloped acreage (such as the impairments incurred in the first quarter of 2020) and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity and/or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, the lower price environment and its impact to our operations could impact our ability to comply with the covenants under our credit agreement and senior notes.
COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, vendors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while the vast majority of our non-operational employees have been working remotely or reporting to our offices on a limited basis. We have taken various precautionary measures with respect to our operational employees, direct contractors and employees who returned to our offices or job sites such as (i) requiring them to verify they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site or office, (ii) self-quarantining any employees or contractors who have shown signs or symptoms of COVID-19 (regardless of whether such person has been confirmed to be infected), (iii) imposing social distancing requirements on work sites and at our offices that are in accordance with the guidelines released by the Center for Disease Control (the “CDC”) as well as local and state authorities, (iv) requiring all employees and contractors to have a fit-test for and wear KN-95 type respirators while in our offices and work sites, and (v) encouraging all employees and contractors to follow the CDC recommended preventive measures (including those mentioned above) to limit the spread of COVID-19. We have not experienced any operational disruptions (including disruptions from our suppliers and service providers) as a result of the COVID-19 outbreak.
2021 Highlights and Future Considerations
Operational Highlights
We operated a two-rig drilling program during the first quarter of 2021, which enabled us to complete and bring online 11 gross operated wells with an average effective lateral length of approximately 8,100 feet.
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that caused multi-day electrical outages and shortages, pipeline and infrastructure freezes, and transportation disruptions, which further lead to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. Our operations were impacted by Winter Storm Uri and lead to a partial shut-in of certain wells and associated production for about seven days during the event. Refer to the discussion below for the current impacts from the Winter Storm Uri on results of operations for the three months ended March 31, 2021.
Financing Highlights
On March 19, 2021, we issued $150.0 million of 3.25% senior convertible notes due 2028 (the “Convertible Senior Notes”) in a public offering. On March 26, 2021, the Company issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. The issuance resulted in net proceeds of $163.7 million, after deducting debt issuance costs of $6.3 million, and such proceeds were used to fund the cost of entering into capped call spread transactions of $14.7 million and repay borrowing outstanding under CRP’s revolving credit facility. In April 2021, we redeemed at par all of our 2025 senior secured notes ($127.1 million), which was the intended use of proceeds from the Convertible Senior Notes offering.
In connection with CRP’s credit facility spring 2021 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
Net revenues (in thousands):
Oil sales	$133,726	$170,505	$(36,779)	(22)%
Natural gas sales	35,451	8,358	27,093	324%
NGL sales	23,214	13,906	9,308	67%
Oil and gas sales	$192,391	$192,769	$(378)	—%

Average sales prices:
Oil (per Bbl)	$52.62	$45.14	$7.48	17%
Effect of derivative settlements on average price (per Bbl)	(9.43)	(0.01)	(9.42)	(94,200)%
Oil net of hedging (per Bbl)	$43.19	$45.13	$(1.94)	(4)%

Average NYMEX price for oil (per Bbl)	$57.84	$46.19	$11.65	25%
Oil differential from NYMEX	(5.22)	(1.05)	(4.17)	(397)%

Natural gas (per Mcf)	$3.79	$0.78	$3.01	386%
Effect of derivative settlements on average price (per Mcf)	0.12	—	0.12	100%
Natural gas net of hedging (per Mcf)	$3.91	$0.78	$3.13	401%

Average NYMEX price for natural gas (per Mcf)	$3.44	$1.88	$1.56	83%
Natural gas differential from NYMEX	0.35	(1.10)	1.45	132%

NGL (per Bbl)	$29.78	$14.30	$15.48	108%

Net production:
Oil (MBbls)	2,542	3,778	(1,236)	(33)%
Natural gas (MMcf)	9,343	10,715	(1,372)	(13)%
NGL (MBbls)	780	972	(192)	(20)%
Total (MBoe)(1)	4,878	6,536	(1,658)	(25)%

Average daily net production:
Oil (Bbls/d)	28,239	41,512	(13,273)	(32)%
Natural gas (Mcf/d)	103,806	117,751	(13,945)	(12)%
NGL (Bbls/d)	8,662	10,683	(2,021)	(19)%
Total (Boe/d)(1)	54,202	71,820	(17,618)	(25)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2021 were $0.4 million (or 0.2%) lower than total net revenues for the three months ended March 31, 2020. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased in the first quarter of 2021 compared to the same 2020 period by 17%, 386% and 108% respectively. The 17% increase in the average realized oil price before the effects of hedging was the result of higher NYMEX crude prices between periods (average NYMEX prices increased 25%), which was partially offset by wider oil differentials ($4.17 per Bbl wider) associated with our firm oil sales agreement that is based upon the prevailing market price of ICE Brent less contractual differentials. The 386% increase in average realized sales price of natural gas before the effects of hedging was due to higher NYMEX prices (average prices increased 83%) and improved gas differentials ($1.45 per Mcf). The increase in average realized NGL prices of 108% between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the first quarter of 2021 as compared to the first quarter of 2020. The market prices for oil, natural gas and NGLs have all been impacted by higher global demand for oil and gas compared to the first quarter of 2020 when prices decreased significantly as a result of COVID-19 and supply disruptions from the Saudi-Russia oil price war, beginning in March 2020 as discussed in the market conditions section above. Additionally, the first quarter 2021 realized price for natural gas in the Permian Basin was impacted by Winter Storm Uri, which caused gas pipeline and supply disruptions and resulted in significant natural gas price increases in the area during this period.
Net production volumes for oil, natural gas, and NGLs decreased 33%, 13% and 20%, respectively. The crude oil production volume decrease was primarily the result of less drilling and completion activity over the past 12 months as a result of depressed oil and gas prices, which resulted in only 20 wells being placed on production since the first quarter of 2020. This added 422 MBbls of net oil production to the three months ended March 31, 2021 as compared to 86 wells brought online since the first quarter of 2019 that added 1,864 MBbls of net oil production to the first quarter of 2020. Oil volume declines in the first quarter of 2021 were additionally impacted by the temporary shut-in of our wells during mid-February as a result of Winter Storm Uri and normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the first quarter of 2021, the amount of gas flared as a percentage of wellhead gas produced was significantly less as compared to the same 2020 period, resulting in a higher ratio of natural gas and NGL volumes produced compared to oil volumes during the period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
Operating costs (in thousands):
Lease operating expenses	$25,861	$32,639	$(6,778)	(21)%
Severance and ad valorem taxes	12,583	16,573	(3,990)	(24)%
Gathering, processing and transportation expenses	20,625	16,939	3,686	22%
Operating costs per Boe:
Lease operating expenses	$5.30	$4.99	$0.31	6%
Severance and ad valorem taxes	2.58	2.54	0.04	2%
Gathering, processing and transportation expenses	4.23	2.59	1.64	63%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2021 decreased $6.8 million compared to the three months ended March 31, 2020. Lower LOE for the first quarter of 2021 was primarily related to (i) a $4.6 million decrease in workover expense as a result of lower workover activity between periods; (ii) lower well operating expenses associated with cost reduction initiatives including moving multiple wells off generators to more cost-efficient electrical line-power and switching wells away from electric submersible pumps to more reliable and lower cost gas lift; and (iii) lower variable and semi-variable costs stemming from the 25% production decline between periods. These decreases were partially offset by LOE costs associated with our higher well count, which increased to 397 gross operated horizontal wells as of March 31, 2021 from 377 gross operated horizontal wells as of March 31, 2020 as a result of our drilling activity adding 20 wells since the first quarter of 2020.
LOE per Boe was $5.30 for the first quarter of 2021, which represents an increase of $0.31 per Boe (or 6%) from the first quarter of 2020. This increase was primarily driven by per BOE cost increases between periods associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production such as monthly rental fees for compressors and other equipment, wellhead chemical costs and water handling costs. These increases were partially offset by the lower level of workover activity as well as cost reduction initiatives we have undertaken, both of which are discussed above.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2021 decreased $4.0 million compared to the three months ended March 31, 2020. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and natural gas properties and vary across the different counties in which we operate. Ad valorem taxes decreased $3.3 million between periods due to lower tax assessments on our oil and gas reserve values. Severance taxes remained consistent between periods at 5.3% of total net revenues during the first quarter of 2021 as comparable to 5.5% during the same prior year quarter.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended March 31, 2021 increased $3.7 million as compared to the three months ended March 31, 2020. On a per Boe basis, GP&T likewise increased from $2.59 for the first quarter of 2020 to $4.23 for the first quarter of 2021. These increases were mainly attributable to (i) higher gas plant processing costs, which are primarily based on natural gas and NGL prices both of which increased substantially between periods as discussed above, and (ii) a $0.9 million decrease in reimbursements received from third parties for their usage of our available firm transport capacity.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2021	2020
Depreciation, depletion and amortization	$63,783	$101,258
Depreciation, depletion and amortization per Boe	$13.08	$15.49
For the three months ended March 31, 2021, DD&A expense amounted to $63.8 million, a decrease of $37.5 million over the same 2020 period. The primary factor contributing to lower DD&A expense in 2021 was the decrease in our overall production volumes between periods, which lowered our DD&A expense by $25.7 million, while our lower DD&A rates between periods decreased DD&A expense by an additional $11.8 million during the three months ended March 31, 2021.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $13.08 for the first quarter of 2021 compared to $15.49 for the same period in 2020. This decrease in DD&A rate was primarily due to the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million, combined with lower finding and development costs incurred on our recently completed wells. These downward impacts were partially offset by net downward revisions in our proved reserves since the first quarter of 2020, which are mainly due to lower SEC reserve pricing.
Impairment and Abandonment Expense. During the three months ended March 31, 2021 impairment and abandonment expense was $9.2 million and related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties. During the three months ended March 31, 2020, impairment and abandonment expense was $611.3 million and consisted of (i) a $591.8 million non-cash impairment of our proved oil and gas properties as a result of depressed NYMEX oil and gas forward curves as of March 31, 2020, and (ii) $19.5 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Geological and geophysical costs	$613	$1,993
Rig termination fees	—	1,499
Stock-based compensation - equity awards	208	517
Stock-based compensation - liability awards	167	—
Other expenses	107	—
Exploration and other expenses	$1,095	$4,009
Exploration and other expenses were $1.1 million for the three months ended March 31, 2021 compared to $4.0 million for the three months ended March 31, 2020. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period decrease was primarily related to a (i) $1.5 million decrease in rig termination fees, that were incurred when we reduced our drilling program from five rigs to one in March of 2020, (ii) $0.7 million in lower ongoing G&G personnel costs associated with the 2020 workforce reduction (as further described below under General and Administrative Expenses), and (iii) a $0.6 million decrease in G&G project costs and seismic studies between periods.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash general and administrative expenses	$10,632	$12,978
Stock-based compensation - equity awards	4,377	5,892
Stock-based compensation - liability awards	10,247	—
Severance payments	—	—
General and administrative expenses	$25,256	$18,870
G&A expenses for the three months ended March 31, 2021 were $25.3 million compared to $18.9 million for the three months ended March 31, 2020. The higher G&A incurred in the first quarter of 2021 was primarily the result of $10.2 million in stock compensation expense related to liability awards granted to G&A employees in the third quarter of 2020 that are settleable in cash upon vesting. These liability stock-based awards are recorded at their respective fair values, and such fair values are re-measured each balance sheet date (refer to Note 5—Stock-Based Compensation for additional information regarding the liability awards). This increase was partially offset by a decrease in cash G&A primarily related to $1.8 million in lower payroll and other personnel related costs and a $1.5 million decrease in equity-based stock compensation expense between periods, both of which were primarily the result of a reduction to our workforce effective May 1, 2020.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Credit facility	$3,315	$2,167
8.00% Senior Secured Notes due 2025	2,541	—
5.375% Senior Notes due 2026	3,889	5,374
6.875% Senior Notes due 2027	6,125	8,594
3.25% Convertible Senior Notes due 2028	172	—
Amortization of debt issuance costs and discount	1,847	799
Interest capitalized	(404)	(513)
Total	$17,485	$16,421
Interest expense was $1.1 million higher for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to (i) $2.5 million in interest incurred on our Senior Secured Notes issued in May of 2020 in connection with our debt exchange; (ii) $1.1 million in increased interest expense incurred on our credit facility borrowings; and (iii) $1.0 million in higher amortization of debt issuance costs and discount between periods. These increases were partially offset by lower interest expense incurred on our Senior Unsecured Notes during the first quarter of 2021, as $110.6 million of the 2026 Senior Notes and $143.7 million of the 2027 Senior Notes were extinguished in our debt exchange transaction. Refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report for additional information on our Senior Notes and debt exchange transaction.
Our weighted average borrowings outstanding under our credit facility were $330.9 million versus $233.9 million for the three months ended March 31, 2021 and 2020, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.5% and 2.8% for the three months ended March 31, 2021 and 2020, respectively, as a result of higher LIBOR in the first quarter of 2021 versus the prior year quarter.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) fluctuations in mark-to-market derivative fair values associated with changes in the forward price curves for the commodities underlying our hedge contracts outstanding and (ii) monthly settlements on our hedged derivative positions.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Realized cash settlement gains (losses)	$(22,886)	$(53)
Non-cash mark-to-market derivative gain (loss)	(28,313)	(8,452)
Total	$(51,199)	$(8,505)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Income (loss) before income taxes	$(34,645)	$(633,553)
Income tax (expense) benefit	—	83,208
Our provisions for income taxes for the three months ended March 31, 2021 and 2020 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes, (ii) permanent differences, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended March 31, 2021 and 2020, we recognized deferred tax asset valuation allowances of $12.4 million and $55.6 million, respectively, against net operating losses (“NOLs”) we generated during those respective quarters, and such NOLs are estimated as unlikely to be realized in future periods. These increases in the valuation allowance were the primary factor reducing our income tax benefits (based on the U.S. statutory rate) in each respective quarter to zero for the first quarter of 2021 and to $83.2 million for the first quarter of 2020.

Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, and proceeds from offerings of debt or equity securities. Future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the three months ended March 31, 2021:

(in millions)	Three Months Ended March 31, 2021
Drilling, completion and facilities	$70.6
Infrastructure, land and other	2.3
Total capital expenditures incurred	$72.9
    We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program during the first three months of 2021 and plan to continue with two rigs for the remainder of the year. We expect our total capex budget for 2021 to be between $260 million to $310 million, of which $250 million to $290 million is allocated to drilling, completion and facilities activity. We funded our capital expenditures for the three months ended March 31, 2021 entirely from cash flows from operations, and we expect to fund the remainder of our 2021 capex budget entirely from cash flows from operations as well, given current commodity price levels. We were free cash flow positive during the first quarter of 2021 such that we were able to partially pay down borrowings under our credit agreement during the period, and based upon current commodity prices, we expect to continue to pay down borrowings through expected free cash flow generation during the remainder of 2021.
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
Moreover, to manage our future financing cash outflows and liquidity position, we issued 3.25% Convertible Senior Notes in March 2021, which resulted in net proceeds of $163.7 million. The proceeds were used to fund the cost of entering into capped call spread transactions of $14.7 million and to repay borrowings outstanding under CRP’s revolving credit facility during the first quarter of 2021. Subsequently in April 2021, we fully redeemed and repaid at par our Senior Secured Notes (defined below), which were due in 2025 and bore interest at 8.00% per year, which was the intended use of proceeds from the Convertible Senior Notes offering.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$72,346	$100,818
Net cash used in investing activities	(46,598)	(166,976)
Net cash (used in) provided by financing activities	(20,609)	59,792
For the three months ended March 31, 2021, we generated $72.3 million of cash from operating activities, a decrease of $28.5 million from the same period in 2020. Cash provided by operating activities decreased primarily due to lower production volumes, higher GP&T costs, cash settlement losses on derivatives, and the timing of our receivable collections during the three months ended March 31, 2021. These declining factors were partially offset by higher realized prices for all commodities, lower lease operating expenses, production taxes, cash G&A and the timing of our supplier payments for the three months ended March 31, 2021 as compared to the same 2020 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
During the three months ended March 31, 2021, cash flows from operating activities and net proceeds from the issuance of the Convertible Senior Notes were used to finance $46.2 million of drilling and development cash expenditures, repay net borrowings of $170.0 million under our credit facility and to fund $14.7 million in capped call spread transactions.
During the three months ended March 31, 2020, cash flows from operating activities, cash on hand, and net borrowings of $60.0 million under our credit facility were used to finance $161.9 million of drilling and development cash expenditures and to fund $5.8 million in oil and gas property acquisitions.
Credit Agreement
CRP, our consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of March 31, 2021, we had $160.0 million in borrowings outstanding and $503.9 million in available borrowing capacity, which was net of $4.3 million in letters of credit outstanding and the availability blocker of $31.8 million. In connection with the Credit Agreement’s spring 2021 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
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
CRP was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2021 and through the filing of this Quarterly Report.
For further information on the Credit Agreement, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, CRP issued $150.0 million in aggregate principal amount of Convertible Senior Notes. On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028. Interest is payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2021. CRP can settle the Convertible Senior Notes by paying or delivering cash, shares of the Company’s Class A common stock (the “Common Stock”), or a combination of cash and Common Stock, at CRP’s election.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s outstanding Senior Unsecured Notes as defined below.

Senior Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes due (the “Senior Secured Notes”).
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Centennial and each of CRP’s current subsidiaries that guarantee CRP’s revolving credit facility.
The indentures governing the Senior Unsecured Notes and Senior Secured Notes (collectively, the “Senior Notes”) contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2021 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Notes, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2020, there have not been any significant, non-routine changes in our contractual obligations, other than the changes to certain of our operating lease commitments and principal and interest due under our Convertible Senior Notes discussed above. Refer to Note 12—Leases under Part I, Item I of this Quarterly Report for updated contractual obligations associated with our operating leases as of March 31, 2021.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2021 to the critical accounting policies previously disclosed in our 2020 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2020 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
Please refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item 1. of this Quarterly Report for a discussion of recently adopted accounting standards and the potential effects of new accounting pronouncements.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2021, our oil and gas sales for the three months ended March 31, 2021 would have moved up or down $13.4 million for each 10% change in oil prices per Bbl, $2.3 million for each 10% change in NGL prices per Bbl, and $3.5 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of March 31, 2021 and additional contracts entered into through April 30, 2021. Refer to Note 6—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of March 31, 2021.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	April 2021 - June 2021	1,183,000	13,000	$43.18
	July 2021 - September 2021	736,000	8,000	45.87
	October 2021 - December 2021	644,000	7,000	45.59
	January 2022 - March 2022	45,000	500	60.72

ICE Brent	April 2021 - June 2021	409,500	4,500	$54.98
	July 2021 - September 2021	184,000	2,000	48.25
	October 2021 - December 2021	184,000	2,000	48.50

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2021 - June 2021	227,500	2,500	$42.00	-	$51.14
	July 2021 - September 2021	138,000	1,500	46.33	-	55.40
	October 2021 - December 2021	92,000	1,000	42.00	-	50.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil differential basis swaps	April 2021 - June 2021	1,183,000	13,000	$0.11
	July 2021 - September 2021	736,000	8,000	0.26
	October 2021 - December 2021	644,000	7,000	0.26

(1)    These crude oil swap transactions are settled based on either the NYMEX WTI or ICE Brent index price, as applicable, on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2021 - June 2021	3,640,000	40,000	$2.89
	July 2021 - September 2021	3,680,000	40,000	2.89
	October 2021 - December 2021	3,680,000	40,000	2.95
	January 2022 - March 2022	1,800,000	20,000	3.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2021 - June 2021	3,640,000	40,000	$(0.30)
	July 2021 - September 2021	3,680,000	40,000	(0.30)
	October 2021 - December 2021	3,680,000	40,000	(0.28)
	January 2022 - March 2022	1,800,000	20,000	(0.26)

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
Changes in the fair value of derivative contracts from December 31, 2020 to March 31, 2021, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2020	$(18,209)
Commodity hedge contract settlement payments, net of any receipts	22,886
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(51,199)
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2021	$(46,522)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2021 would cause a $21.9 million increase or $22.2 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2021 would cause a $3.1 million increase or decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s credit facility interest rate is based on a LIBOR spread (subject to a 1% floor), which exposes us to interest rate risk on our borrowings outstanding to the extent LIBOR increases above the floor and we have borrowings outstanding. Further, LIBOR rates are expected to no longer be published beginning June 30,2023, however, due to the structure of the Credit Agreement, we do not expect the termination of LIBOR rates to have a material impact to us.
As of March 31, 2021, we had $160.0 million of debt outstanding under our Credit Agreement, with a weighted average interest rate of 3.0%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $1.6 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $903.8 million consists of our Senior Notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 3—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to in Item 1, Note 10—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report for more information regarding our legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2020 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2020 Annual Report or our SEC filings.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 6, 2019).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 1, 2019).
3.3
Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of October 11, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on October 11, 2016).

3.4
Amendment No. 1 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of December 28, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 29, 2016).

3.5
Amendment No. 2 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of March 20, 2017 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2017).

3.6
Amendment No. 3 to Fifth Amended and Restated Limited Liability Company Agreement of Centennial Resource Production, LLC dated as of June 15, 2018 (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on August 6, 2018).

4.1
Indenture, dated as of March 19, 2021, between Centennial Resource Production, LLC and UMB Bank, N.A., a trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

4.2
First Supplemental Indenture, dated as of March 19, 2021, between Centennial Resource Production, LLC, the guarantor parties thereto, and UMB Bank, N.A., a trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.1
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.2
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Mizuho Markets Americas LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.3
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.4
Limited Consent and Fifth Amendment to Second Amended and Restated Credit Agreement, dated as of March 15, 2021, between Centennial Resource Production, LLC, the guarantor parties thereto, and Lenders party thereto; JP Morgan Chase Bank, N.A, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.5#
Centennial Resource Development, Inc. Second Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 17, 2021).

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Vice President, Chief Financial Officer and Assistant Secretary

Date:	May 5, 2021