Form 10-Q
period 2021-09-30
Centennial Resource Development, Inc.
filed 2021-11-04
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2021, there were 284,091,997 shares of Class A Common Stock, par value $0.0001 per share outstanding.

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
•our financial strategy, leverage, liquidity and capital required for our development program;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$4,985	$5,800
Accounts receivable, net	99,851	54,557
Prepaid and other current assets	4,710	5,229
Total current assets	109,546	65,586
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,151,552	1,209,205
Proved properties	4,662,364	4,395,473
Accumulated depreciation, depletion and amortization	(2,088,128)	(1,877,832)
Total oil and natural gas properties, net	3,725,788	3,726,846
Other property and equipment, net	11,544	12,650
Total property and equipment, net	3,737,332	3,739,496
Noncurrent assets
Operating lease right-of-use assets	17,656	3,176
Other noncurrent assets	17,807	19,167
TOTAL ASSETS	$3,882,341	$3,827,425
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$150,611	$110,439
Operating lease liabilities	1,522	3,155
Other current liabilities	76,403	18,274
Total current liabilities	228,536	131,868
Noncurrent liabilities
Long-term debt, net	1,004,937	1,068,624
Asset retirement obligations	17,710	17,009
Deferred income taxes	2,589	2,589
Operating lease liabilities	16,689	422
Other noncurrent liabilities	27,232	2,952
Total liabilities	1,297,693	1,223,464
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 294,280,467 shares issued and 284,084,602 shares outstanding at September 30, 2021 and 290,645,623 shares issued and 278,551,901 shares outstanding at December 31, 2020	29	29
Additional paid-in capital	3,007,696	3,004,433
Retained earnings (accumulated deficit)	(423,077)	(400,501)
Total shareholders’ equity	2,584,648	2,603,961
Noncontrolling interest	—	—
Total equity	2,584,648	2,603,961
TOTAL LIABILITIES AND EQUITY	$3,882,341	$3,827,425
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues
Oil and gas sales	$288,505	$149,101	$713,473	$432,379
Operating expenses
Lease operating expenses	28,685	24,543	77,522	83,021
Severance and ad valorem taxes	17,800	7,839	46,167	30,108
Gathering, processing and transportation expenses	24,164	19,130	64,283	53,353
Depreciation, depletion and amortization	76,047	89,444	213,259	283,722
Impairment and abandonment expense	7,712	19,904	26,111	650,629
Exploration and other expenses	1,839	2,670	4,698	10,730
General and administrative expenses	35,748	17,582	89,811	54,446
Total operating expenses	191,995	181,112	521,851	1,166,009
Net gain (loss) on sale of long-lived assets	(290)	145	(254)	388
Proceeds from terminated sale of assets	—	—	5,983	—
Income (loss) from operations	96,220	(31,866)	197,351	(733,242)

Other income (expense)
Interest expense	(14,690)	(17,718)	(47,357)	(51,510)
Gain (loss) on extinguishment of debt	—	—	(22,156)	143,443
Net gain (loss) on derivative instruments	(44,527)	(1,968)	(150,685)	(40,330)
Other income (expense)	121	23	271	(29)
Total other income (expense)	(59,096)	(19,663)	(219,927)	51,574

Income (loss) before income taxes	37,124	(51,529)	(22,576)	(681,668)
Income tax (expense) benefit	—	—	—	85,124
Net income (loss)	37,124	(51,529)	(22,576)	(596,544)
Less: Net (income) loss attributable to noncontrolling interest	—	—	—	2,362
Net income (loss) attributable to Class A Common Stock	$37,124	$(51,529)	$(22,576)	$(594,182)

Income (loss) per share of Class A Common Stock:
Basic	$0.13	$(0.19)	$(0.08)	$(2.14)
Diluted	$0.12	$(0.19)	$(0.08)	$(2.14)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(22,576)	$(596,544)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	213,259	283,722
Stock-based compensation expense - equity awards	32,299	16,164
Stock-based compensation expense - liability awards	19,950	—
Impairment and abandonment expense	26,111	650,629
Deferred tax expense (benefit)	—	(85,124)
Net (gain) loss on sale of long-lived assets	254	(388)
Non-cash portion of derivative (gain) loss	61,490	(1,103)
Amortization of debt issuance costs and debt discount	3,935	4,112
(Gain) loss on extinguishment of debt	22,156	(143,443)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,998)	48,139
(Increase) decrease in prepaid and other assets	1,803	(2,825)
Increase (decrease) in accounts payable and other liabilities	17,449	(43,107)
Net cash provided by operating activities	333,132	130,232
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(4,285)	(7,689)
Drilling and development capital expenditures	(215,358)	(300,660)
Purchases of other property and equipment	(686)	(1,035)
Proceeds from sales of oil and natural gas properties	4,011	1,375
Net cash used in investing activities	(216,318)	(308,009)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	450,000	490,000
Repayment of borrowings under revolving credit facility	(575,000)	(310,000)
Proceeds from issuance of convertible senior notes	170,000	—
Debt issuance costs	(6,421)	(6,650)
Premiums paid on capped call transactions	(14,688)	—
Redemption of senior secured notes	(127,073)	—
Proceeds from exercise of stock options	15	—
Restricted stock used for tax withholdings	(14,459)	(598)
Net cash (used in) provided by financing activities	(117,626)	172,752
Net increase (decrease) in cash, cash equivalents and restricted cash	(812)	(5,025)
Cash, cash equivalents and restricted cash, beginning of period	8,339	15,543
Cash, cash equivalents and restricted cash, end of period	$7,527	$10,518
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid for interest	$40,548	$48,331
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$44,591	$13,593
Asset retirement obligations incurred, including revisions to estimates	110	579
Change in Senior Notes from debt exchange
Senior Secured Notes issued in the debt exchange, net of debt discount	—	106,030
2026 Senior Notes extinguished in the debt exchange, net of unamortized debt issue costs	—	(108,632)
2027 Senior Notes extinguished in the debt exchange, net of unamortized discount and debt issue costs	—	(140,840)
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$4,985	$5,177
Restricted cash(1)	2,542	5,341
Total cash, cash equivalents and restricted cash	$7,527	$10,518

(1)    Included in Prepaid and other current assets and Other noncurrent assets line items in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock
	Class A		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount
Balance at December 31, 2020	290,646	$29	$3,004,433	$(400,501)	$2,603,961	$—	$2,603,961
Restricted stock forfeited	(1)	—	—	—	—	—	—
Restricted stock used for tax withholding	(128)	—	(477)	—	(477)	—	(477)
Issuance of Class A common stock under Employee Stock Purchase Plan	276	—	167	—	167	—	167
Stock-based compensation - equity awards	—	—	4,585	—	4,585	—	4,585
Capped call premiums	—	—	(14,688)	—	(14,688)	—	(14,688)
Net income (loss)	—	—	—	(34,645)	(34,645)	—	(34,645)
Balance at March 31, 2021	290,793	29	2,994,020	(435,146)	2,558,903	—	2,558,903
Restricted stock forfeited	(7)	—	—	—	—	—	—
Stock option exercises	15	—	15	—	15	—	15
Stock-based compensation - equity awards	—	—	4,481	—	4,481	—	4,481
Net income (loss)	—	—	—	(25,055)	(25,055)	—	(25,055)
Balance at June 30, 2021	290,801	29	2,998,516	(460,201)	2,538,344	—	2,538,344
Restricted stock issued	6,075	—	—	—	—	—	—
Restricted stock forfeited	(4)	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	—	—
Restricted stock used for tax withholding	(2,763)	—	(13,982)	—	(13,982)	—	(13,982)
Issuance of Class A common stock under Employee Stock Purchase Plan	170	—	(71)	—	(71)	—	(71)
Stock-based compensation - equity awards	—	—	23,233	—	23,233	—	23,233
Net income (loss)	—	—	—	37,124	37,124	—	37,124
Balance at September 30, 2021	294,280	$29	$3,007,696	$(423,077)	$2,584,648	$—	$2,584,648

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock
	Class A		Class C		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	280,650	$28	1,034	$—	$2,975,756	$282,336	$3,258,120	$12,581	$3,270,701
Restricted stock issued	1,305	—	—	—	—	—	—	—	—
Restricted stock forfeited	(406)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(78)	—	—	—	(208)	—	(208)	—	(208)
Issuance of Class A common stock under Employee Stock Purchase Plan	59	—	—	—	230	—	230	—	230
Stock-based compensation - equity awards	—	—	—	—	6,409	—	6,409	—	6,409
Net income (loss)	—	—	—	—	—	(547,983)	(547,983)	(2,362)	(550,345)
Balance at March 31, 2020	281,530	28	1,034	—	2,982,187	(265,647)	2,716,568	10,219	2,726,787
Restricted stock issued	80	—	—	—	—	—	—	—	—
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(83)	—	—	—	(93)	—	(93)	—	(93)
Stock-based compensation - equity awards	—	—	—	—	4,727	—	4,727	—	4,727
Conversion of common stock from Class C to Class A, net of tax	1,034	—	(1,034)	—	8,011	—	8,011	(10,219)	(2,208)
Net income (loss)	—	—	—	—	—	5,330	5,330	—	5,330
Balance at June 30, 2020	282,209	28	—	—	2,994,832	(260,317)	2,734,543	—	2,734,543
Restricted stock issued	8,272	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(104)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(377)	—	—	—	(297)	—	(297)	—	(297)
Issuance of Class A common stock under Employee Stock Purchase Plan	104	—	—	—	78	—	78	—	78
Stock-based compensation	—	—	—	—	5,028	—	5,028	—	5,028
Net income (loss)	—	—	—	—	—	(51,529)	(51,529)	—	(51,529)
Balance at September 30, 2020	290,104	$29	—	$—	$2,999,640	$(311,846)	$2,687,823	$—	$2,687,823

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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests for long-lived assets; (iii) impairment expense of unproved properties; (iv) depreciation, depletion and amortization; (v) asset retirement obligations; (vi) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vii) accrued revenues and related receivables; (viii) accrued liabilities; (ix) derivative valuations; (x) deferred income taxes; and (xi) determining the fair values of certain stock-based compensation awards.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has determined that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets was recognized, which caused the Company’s provision for income taxes for each of the three and nine months periods ended September 30, 2021 and 2020 to differ from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book loss.
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
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued oil and gas sales receivable, net	$82,120	$41,670
Joint interest billings, net	16,078	12,770
Other	1,653	117
Accounts receivable, net	$99,851	$54,557
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accounts payable	$26,305	$5,052
Accrued capital expenditures	29,033	21,471
Revenues payable	42,060	42,115
Accrued interest	19,233	15,138
Accrued derivative settlements payable	8,996	3,488
Accrued employee compensation and benefits	11,192	11,516
Accrued expenses and other	13,792	11,659
Accounts payable and accrued expenses	$150,611	$110,439

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Credit Facility due 2023	$205,000	$330,000

Senior Notes
8.00% Senior Secured Notes due 2025	—	127,073
5.375% Senior Notes due 2026	289,448	289,448
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	—
Unamortized debt issuance costs on Senior Notes	(13,831)	(12,790)
Unamortized debt discount	(2,031)	(21,458)
Senior Notes, net	799,937	738,624

Total long-term debt, net	$1,004,937	$1,068,624
Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of September 30, 2021, the Company had $205.0 million in borrowings outstanding and $488.5 million in available borrowing capacity, which was net of $6.5 million in letters of credit outstanding. From May of 2020 until April of 2021, the borrowing base had been reduced by an availability blocker of $31.8 million tied to the Senior Secured Notes. However, this availability blocker was eliminated as a result of the Senior Secured Notes redemption defined and discussed below.
The amount available to be borrowed under CRP’s Credit Agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, which are currently set at $700.0 million, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company. In connection with the Credit Agreement’s fall 2021 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of September 30, 2021, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged from 100 to 200 basis points as of September 30, 2021, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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
CRP was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2021 and through the filing of this Quarterly Report.
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
CRP can settle conversions by paying or delivering, as applicable, cash, shares of Common Stock, or a combination of cash and shares of Common Stock, at CRP’s election. The initial conversion rate is 159.2610 shares of Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture) which, in certain circumstances, will increase the conversion rate for a specified period of time. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by CRP and are exchangeable into shares of Centennial Resource Development, Inc.’s Common Stock.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs in the line items Long-term debt, net in the consolidated balance sheets. As of September 30, 2021, the net liability recorded related to the Convertible Senior Notes was $164.0 million.
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
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of September 30, 2021, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of September 30, 2021, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2021 and through the filing of this Quarterly Report.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2021:

(in thousands)
Asset retirement obligations, beginning of period	$17,009
Liabilities incurred	131
Liabilities divested and settled	(351)
Accretion expense	942
Revisions to estimated cash flows	(21)
Asset retirement obligations, end of period	$17,710
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6—Stock-Based Compensation
On October 7, 2016, the stockholders of the Company approved the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which authorized an aggregate of 16,500,000 shares of Common Stock for issuance to employees and directors. On April 29, 2020, the stockholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Common Stock authorized for issuance by 8,250,000 shares. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Equity Awards
Restricted stock	$22,064	$3,864	$29,206	$11,605
Stock option awards	159	399	664	1,674
Performance stock units	929	653	2,214	2,659
Other stock-based compensation expense(1)	81	112	215	226
Total stock-based compensation - equity awards	23,233	5,028	32,299	16,164
Liability Awards
Restricted stock units	(3,563)	290	4,392	290
Performance stock units	4,619	197	21,738	197
Total stock-based compensation - liability awards	1,056	487	26,130	487
Total stock-based compensation expense	$24,289	$5,515	$58,429	$16,651

(1)     Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019.
Equity Awards
The Company has restricted stock, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements, and are expected to be settled in shares of Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).
Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2021:

	Restricted Stock	Weighted Average Grant-Date Fair Value
Unvested balance as of December 31, 2020	12,093,723	$2.33
Granted	3,091,222	5.25
Vested	(4,368,364)	3.21
Forfeited	(14,912)	7.07
Unvested balance as of September 30, 2021	10,801,669	2.80
The Company grants service-based restricted stock to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. There were 3.1 million shares of restricted stock granted during the nine months ended September 30, 2021, including 0.6 million shares of restricted stock units that can be settled in either Common Stock or cash upon vesting at the Company’s discretion. The Company intends and has the ability to settle these restricted stock units in Common Stock upon vesting and has treated them as equity-based awards accordingly. The total fair value of restricted stock that vested

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

during the nine months ended September 30, 2021 and 2020 was $14.0 million and $16.1 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2021 was $26.1 million, which the Company expects to recognize over a weighted average period of 2.3 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over their three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Common Stock on the grant date.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock option awards for the nine months ended September 30, 2020. No stock options were granted during the nine months ended September 30, 2021.

Nine Months Ended September 30, 2020
Weighted average grant-date fair value per share	$1.16
Expected term (in years)	6
Expected stock volatility	86%
Dividend yield	—%
Risk-free interest rate	1.0%
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,363,334	$15.07
Granted	—	—
Exercised	(16,367)	0.93		$80
Forfeited	(13,836)	9.00
Expired	(60,499)	17.19
Outstanding as of September 30, 2021	2,272,632	15.15	5.71	$453
Exercisable as of September 30, 2021	2,092,443	15.68	5.53	$92
The total fair value of stock options that vested during the nine months ended September 30, 2021 and 2020 was $0.8 million and $4.7 million, respectively. The intrinsic value of the stock options exercised was minimal for the nine months ended September 30, 2021 and 2020. As of September 30, 2021, there was $0.2 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.9 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the performance stock units subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2021, there were 1.1 million shares of performance stock units granted that can be settled in either Common Stock or cash upon vesting at the Company’s discretion. The Company intends to settle these performance stock units in Common Stock and has treated them as equity-based awards accordingly. These performance stock units were legally granted to certain executive officers. At this time, however, the Company currently does not have sufficient shares available under the LTIP to settle the units in Common Stock at the potential future vesting date in the third quarter 2024. As a result, a grant date, in accordance with ASC 718, has not yet been fully achieved, and the awards’ fair value will be re-measured as of each balance sheet date. Stock compensation expense amounts recognized in future periods for these awards will vary until sufficient shares are available under the LTIP and all grant date criteria have been satisfied accordingly. The information included in the tables below reflects the fair value of the performance stock units as of September 30, 2021.
The fair value was estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s Common Stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period.
The following table summarizes the key assumptions and related information used to determine the fair value of performance stock units awarded during the periods presented:

Nine Months Ended September 30, 2021
Weighted average fair value per share	$11.30
Number of simulations	10,000,000
Expected implied stock volatility	98.8%
Dividend yield	—%
Risk-free interest rate	0.5%
The following table provides information about performance stock units outstanding during the nine months ended September 30, 2021:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2020	679,281	$11.13
Granted	1,094,767	11.30
Vested	—	—
Cancelled	(193,068)	22.35
Forfeited	—	—
Unvested balance as of September 30, 2021	1,580,980	9.88
As of September 30, 2021, there was $12.5 million of unrecognized compensation cost related to performance stock units that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.7 years.
Liability Awards
The Company has restricted stock units and performance stock units that were granted under the LTIP, which will be settled in cash and are classified as liability awards in accordance with ASC 718. Compensation cost for the liability awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service periods of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within Other long-term liabilities in the consolidated balances sheets.
Restricted Stock Units
The Company granted 5.5 million restricted stock units during the third quarter of 2020 to certain officers (non-NEOs) and employees that are settleable in cash upon vesting. The restricted stock units vest annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the remaining two-thirds of unvested restricted stock units can vest immediately, on an accelerated basis, if they meet certain market-based vesting criteria equal to the maximum return percentage discussed below for at least 20 out of any 30 consecutive trading days. Additionally, the restricted stock units include maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s Common Stock on the grant date.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company amended these restricted stock unit agreements to (i) allow the units to be settleable in either cash or Common Stock upon vesting at the Company’s discretion and (ii) remove the maximum and minimum return amounts if the units are settled in Common Stock. The amended terms were effective July 1, 2021, and at this time, the Company intended to settle a portion of these restricted stock units in cash. As a result, the awards continued to be classified as liabilities in accordance with ASC 718.
During the third quarter of 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Common Stock. The portion of the units that were settled in Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the third quarter of 2021.
Performance Stock Units
The Company granted 5.5 million performance stock units (“PSU”) during third quarter of 2020 to certain executive officers that will be settled in cash and are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. These market-based conditions must be met in order for the PSU awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of September 30, 2021, there was $35 million of unrecognized compensation cost that represents the unvested portion of the fair value of the PSUs at September 30, 2021 and will be recognized over a weighted average period of 1.8 years.
Liability Awards Fair Value
The fair value of the performance stock units was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s Common Stock as well as the peer companies that are specified in the PSU award agreement. The risk-free rate is based on U.S. Treasury yield curve rates with maturities consistent with the remaining vesting or performance period.
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of September 30, 2021:

Performance stock units
Number of simulations	10,000,000
Expected implied stock volatility	70.1%
Dividend yield	—%
Risk-free interest rate	0.2%
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2021:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	October 2021 - December 2021	828,000	9,000	$49.82
	January 2022 - March 2022	1,080,000	12,000	65.03
	April 2022 - June 2022	1,092,000	12,000	65.28
	July 2022 - September 2022	690,000	7,500	63.99
	October 2022 - December 2022	598,000	6,500	64.11

ICE Brent	October 2021 - December 2021	322,000	3,500	$58.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars
NYMEX WTI	October 2021 - December 2021	92,000	1,000	$42.00	-	$50.10
	January 2022 - March 2022	225,000	2,500	63.60	-	74.30
	April 2022 - June 2022	227,500	2,500	63.20	-	72.41

ICE Brent	October 2021 - December 2021	138,000	1,500	$66.67	-	$74.80

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	October 2021 - December 2021	644,000	7,000	$0.26
	January 2022 - March 2022	360,000	4,000	0.18
	April 2022 - June 2022	364,000	4,000	0.18
	July 2022 - September 2022	368,000	4,000	0.18
	October 2022 - December 2022	368,000	4,000	0.18

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	January 2022 - March 2022	450,000	5,000	$0.60
	April 2022 - June 2022	455,000	5,000	0.60
	July 2022 - September 2022	460,000	5,000	0.60
	October 2022 - December 2022	460,000	5,000	0.60

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2021 - December 2021	3,680,000	40,000	$2.95
	January 2022 - March 2022	2,700,000	30,000	3.00
	April 2022 - June 2022	2,730,000	30,000	3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2021 - December 2021	4,290,000	46,630	$(0.24)
	January 2022 - March 2022	2,700,000	30,000	(0.18)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2021 - December 2021	1,220,000	13,261	$3.15	-	$4.65
	January 2022 - March 2022	1,800,000	20,000	3.15	-	4.65
	April 2022 - June 2022	910,000	10,000	3.00	-	3.68
	July 2022 - September 2022	920,000	10,000	3.00	-	3.68
	October 2022 - December 2022	310,000	3,370	3.00	-	3.68

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net gain (loss) on derivative instruments	$(44,527)	$(1,968)	$(150,685)	$(40,330)

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Offsetting of Derivative Assets and Liabilities. The Company’s commodity derivatives are included in the accompanying consolidated balance sheets as derivative assets and liabilities. The Company nets its financial derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master netting agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The tables below summarize the fair value amounts and the classification in the consolidated balance sheets of the Company’s derivative contracts outstanding at the respective balance dates, as well as the gross recognized derivative assets, liabilities and offset amounts:

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2021
Derivative Assets
Commodity contracts	Prepaid and other current assets	$3,387	$(3,387)	$—
	Other noncurrent assets	49	(49)	—
Derivative Liabilities
Commodity contracts	Other current liabilities	79,759	(3,387)	76,372
	Other noncurrent liabilities	3,377	(49)	3,328

		December 31, 2020
Derivative Assets
Commodity contracts	Prepaid and other current assets	$6,131	$(6,131)	$—
	Other noncurrent assets	152	$(100)	52
Derivative Liabilities
Commodity contracts	Other current liabilities	$24,392	$(6,131)	$18,261
	Other noncurrent liabilities	$100	$(100)	$—

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2021
Total assets	$—	$—	$—
Total liabilities	—	79,700	—
December 31, 2020
Total assets	$—	$52	$—
Total liabilities	—	18,261	—
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
The Company’s senior notes and borrowings under its credit agreement are accounted for at cost, and the cost basis of the Company’s Senior Secured Notes issued in the Debt Exchange was measured based on their fair value on the date of the exchange. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	September 30, 2021			December 31, 2020
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit facility due 2023(1)	$205,000	$205,000	$205,000	$330,000	$330,000	$330,000
8.00% Senior Secured Notes due 2025(2)	—	—	—	103,901	127,073	114,366
5.375% Senior Notes due 2026(2)	285,462	289,448	282,212	284,867	289,448	206,955
6.875% Senior Notes due 2027(2)	350,493	356,351	362,373	349,856	356,351	254,791
3.25% Convertible Notes due 2028(2)	163,982	170,000	223,839	—	—	—

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
The following table reflects the allocation of net income to common shareholders and EPS computations for the periods indicated based on a weighted average number of common shares outstanding for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net income (loss) attributable to Class A Common Stock	$37,124	$(51,529)	$(22,576)	$(594,182)
Add: Income from Convertible Senior Notes	1,584	—	—	—
Adjusted net income (loss) attributable to Class A Common Stock	$38,708	$(51,529)	$(22,576)	$(594,182)

Basic weighted average shares of Class A Common Stock outstanding	281,162	278,017	279,781	277,038
Add: Dilutive effects of potential common stock	7,973	—	—	—
Add: Dilutive effects of Convertible Senior Notes	27,074	—	—	—
Diluted weighted average shares of Class A Common Stock outstanding	316,209	278,017	279,781	277,038

Basic net earnings (loss) per share of Class A Common Stock	$0.13	$(0.19)	$(0.08)	$(2.14)
Diluted net earnings (loss) per share of Class A Common Stock	$0.12	$(0.19)	$(0.08)	$(2.14)
The Company recognized a net loss during the nine months ended September 30, 2021 and during the three and nine months ended September 30, 2020. As a result, all potential common shares were anti-dilutive for each of those three periods and have been excluded from the calculation of diluted net earnings per share accordingly for such periods. The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Out-of-the-money stock options	2,215	2,469	2,250	3,983
Restricted stock	83	9,572	8,780	6,607
Employee Stock Purchase Plan	28	—	46	93
Weighted average shares of Class C Common Stock	—	—	—	348
Warrants	8,000	8,000	8,000	8,000
Performance stock units	—	—	133	—
Convertible Senior Notes	—	—	27,074	—

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
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables outstanding as of the balance sheet dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Oil and gas sales	$2,715	$1,610	$6,846	$3,272
Gathering, processing and transportation expenses	1,715	1,464	4,556	3,526

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable, net(1)	$4,229	$994

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.
Senior Secured Notes
Riverstone held $106.3 million of the Company’s Senior Secured Notes as of December 31, 2020. In April 2021, the Company redeemed all of its Senior Secured Notes, including the portion held by Riverstone. In connection with this redemption, the Company paid $3.8 million in accrued interest associated with the Senior Secured Notes, including $3.1 million to Riverstone during the nine months ended September 30, 2021. No interest payments were made to Riverstone during the three or nine months ended September 30, 2020.
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There have been no material, non-routine changes in commitments during the nine months ended September 30, 2021. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2020 Annual Report.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues (in thousands):
Oil sales	$201,447	$119,966	$512,278	$363,571
Natural gas sales	43,800	11,907	106,266	29,052
NGL sales	43,258	17,228	94,929	39,756
Oil and gas sales	$288,505	$149,101	$713,473	$432,379
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2021 and December 31, 2020, such receivable balances were $82.1 million and $41.7 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three and nine months ended September 30, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of September 30, 2021, these leases have remaining lease terms ranging from one month to 10 years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
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

As of September 30, 2021
Weighted-average discount rate	4.47%
Weighted-average remaining lease term (months)	107
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Lease costs
Operating lease cost	$906	$1,227	$2,621	$7,059
Variable lease cost	55	53	77	4,538
Short-term lease cost	9,209	5,512	26,376	34,529
Total lease cost	$10,170	$6,792	$29,074	$46,126

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating lease liability payments:
Net cash used in operating activities	$2,311	$5,257
Net cash used in investing activities	$—	$1,802

Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	$15,450	$(3,711)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of September 30, 2021 are as follows:

(in thousands)	Total(2)
2021(1)	$468
2022	1,898
2023	2,985
2024	2,670
2025	2,086
2026 and thereafter	12,669
Total lease payments	22,776
Less: imputed interest	(4,565)
Present value of lease liabilities (3)	$18,211

(1)     Excludes payments made during the nine months ended September 30, 2021.
(2)    Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
(3)     This amount is included in current and noncurrent liabilities in the line item Operating lease liabilities in the consolidated balance sheets as of September 30, 2021.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14—Subsequent Events
Asset Divestiture
On October 27, 2021, the Company entered into a purchase and sale agreement for the sale of approximately 6,200 net leasehold acres at closing for an unadjusted purchase price of $101 million. The divested assets represent non-core acreage that is primarily undeveloped but which also contains 20 producing wells located on the southernmost portion of the Company’s position in Reeves County, Texas. The producing properties included in this divestiture averaged 1,600 Boe/d (64% oil) during the third quarter of 2021. The Company expects to recognize a net gain of approximately $36.5 million as a result of this divestiture. The transaction is expected to close in December of 2021, subject to customary closing terms and conditions, and the Company plans to use the net proceeds from the sale to repay a portion of its borrowings outstanding under its Credit Agreement.
Expiring Warrants
Simultaneously with the closing of the Company’s initial public offering on February 29, 2016, 8,000,000 warrants were purchased by Silver Run Sponsor, LLC, a Riverstone affiliate, in a private placement (the “Private Placement Warrants”), and each Private Placement Warrant was exercisable for one share of Class A Common Stock at a price of $11.50 per share. These warrants were still outstanding as of September 30, 2021. However, on October 11, 2021, all of the 8,000,000 Private Placement Warrants expired unexercised.

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
The demand for oil and natural gas continued to remain low in early 2021 due to continued uncertainty regarding the impacts of COVID-19. OPEC+ extended their production cuts through the first quarter of 2021 and began to gradually increase output during the second quarter of 2021 with more substantial output increases beginning in August 2021 through September 2022. U.S. drilling activity began to increase in the fourth quarter of 2020 and has continued to increase steadily since. These factors have led to a gradual increase in oil and gas supply but has not returned global supply to pre-pandemic levels. Meanwhile, the global demand for oil and gas has risen steadily throughout 2021 due to the availability of COVID-19 vaccinations, less governmental mandated restrictions and the global transition away from coal to natural gas. These factors have aided in the recovery of global commodity prices during the first nine months of 2021. Specifically, WTI spot prices for crude oil reached a high of $75.45 per barrel on September 27, 2021 from a low of negative $37.63 per barrel on April 20, 2020 (which was due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma). Similarly, the average Henry Hub index price for natural gas reached $4.28 during the third quarter of 2021, which was more than double of the average Henry Hub price of $1.95 for the comparable 2020 period.
    The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, the continued effects from COVID-19 and variant strains of the virus, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2019:

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00	$40.93	$42.66	$57.84	$66.06	$70.56
Natural gas (per MMBtu)	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65	$1.95	$2.47	$3.44	$2.88	$4.28
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
COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, vendors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while certain non-operational employees have been working remotely part-time and reporting to our offices on a limited basis. We have taken various precautionary measures with respect to our operational employees, direct contractors and employees who returned to our offices or job sites such as (i) requesting that they have not experienced any symptoms consistent with COVID-19, or been in close contact with someone showing such symptoms, before reporting to the work site or office, (ii) self-quarantining any employees or contractors who have shown signs or symptoms of COVID-19 (regardless of whether such person has been confirmed to be infected), (iii) imposing certain mask and social distancing requirements on work sites and at our offices, and (iv) encouraging all employees and contractors to follow the Center of Disease Control (the “CDC”) recommended preventive measures (including those mentioned above) to limit the spread of COVID-19. We have continued to update our safety protocols in alignment with CDC guidance and governmental mandates, and have been able to reduce some requirements if employees, customers, vendors, or suppliers are fully vaccinated. We have not experienced any significant operational disruptions (including disruptions from our suppliers or service providers) as a result of the COVID-19 outbreak.
2021 Highlights and Future Considerations
Operational Highlights
We operated a two-rig drilling program during the first nine months of 2021, which enabled us to complete and bring online 33 gross operated wells with an average effective lateral length of approximately 9,000 feet.
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that caused multi-day electrical outages and shortages, pipeline and infrastructure freezes, and transportation disruptions, which further led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. Our operations were impacted by Winter Storm Uri and led to a partial shut-in of certain wells and associated production for about seven days during the event. Refer to the discussion below for the current impacts from Winter Storm Uri on our results of operations during the nine months ended September 30, 2021.
Financing Highlights
On March 19, 2021, we issued $150.0 million of 3.25% senior convertible notes due 2028 (the “Convertible Senior Notes”) in a public offering. On March 26, 2021, the Company issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. The issuance resulted in net proceeds of $163.6 million, after deducting debt issuance costs of $6.4 million, and such proceeds were used to fund the cost of entering into capped call spread transactions totaling $14.7 million and to repay borrowing outstanding under CRP’s revolving credit facility. In April 2021, we redeemed at par all of our 2025 senior secured notes ($127.1 million), which was the intended use of proceeds from the Convertible Senior Notes offering.
In connection with CRP’s credit facility fall 2021 semi-annual borrowing base redetermination, the facility’s borrowing base and amount of elected commitments were reaffirmed at $700.0 million.

Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
Net revenues (in thousands):
Oil sales	$201,447	$119,966	$81,481	68%
Natural gas sales	43,800	11,907	31,893	268%
NGL sales	43,258	17,228	26,030	151%
Oil and gas sales	$288,505	$149,101	$139,404	93%

Average sales prices:
Oil (per Bbl)	$65.31	$36.95	$28.36	77%
Effect of derivative settlements on average price (per Bbl)	(8.37)	(9.82)	1.45	15%
Oil net of hedging (per Bbl)	$56.94	$27.13	$29.81	110%

Average NYMEX price for oil (per Bbl)	$70.56	$40.93	$29.63	72%
Oil differential from NYMEX	(5.25)	(3.98)	(1.27)	(32)%

Natural gas (per Mcf)	$3.99	$1.15	$2.84	247%
Effect of derivative settlements on average price (per Mcf)	(0.27)	(0.25)	(0.02)	(8)%
Natural gas net of hedging (per Mcf)	$3.72	$0.90	$2.82	313%

Average NYMEX price for natural gas (per Mcf)	$4.28	$1.95	$2.33	119%
Natural gas differential from NYMEX	(0.29)	(0.80)	0.51	64%

NGL (per Bbl)	$40.16	$12.58	$27.58	219%

Net production:
Oil (MBbls)	3,085	3,247	(162)	(5)%
Natural gas (MMcf)	10,977	10,354	623	6%
NGL (MBbls)	1,077	1,370	(293)	(21)%
Total (MBoe)(1)	5,991	6,342	(351)	(6)%

Average daily net production:
Oil (Bbls/d)	33,529	35,292	(1,763)	(5)%
Natural gas (Mcf/d)	119,311	112,545	6,766	6%
NGL (Bbls/d)	11,707	14,885	(3,178)	(21)%
Total (Boe/d)(1)	65,121	68,934	(3,813)	(6)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2021 were $139.4 million (or 93%) higher than total net revenues for the three months ended September 30, 2020. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased in the third quarter of 2021 compared to the same 2020 period by 77%, 247% and 219%, respectively. The 77% increase in the average realized oil price before the effects of hedging was the result of higher (72%) NYMEX crude prices between periods, which was partially offset by wider ($1.27 per Bbl wider) oil differentials. The 247% increase in the average realized sales price of natural gas before the effects of hedging was due to higher (119%) NYMEX prices between periods and improved (by $0.51 per Mcf) gas differentials. The increase in average realized NGL prices of 219% between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the third quarter of 2021 as compared to the third quarter of 2020. The market prices for oil, natural gas and NGLs have all been impacted by higher global demand for oil and gas compared to the third quarter of 2020 when prices remained depressed as a result of COVID-19 and supply disruptions from the Saudi-Russia oil price war as discussed in the market conditions section above.
Net production volumes for oil and NGLs decreased 5% and 21%, respectively, while natural gas increased 6% in the third quarter of 2021 compared to the same 2020 period. The crude oil production volume decrease was primarily the result of normal production decline across our existing wells. Oil volume declines in the third quarter of 2021 were additionally impacted by less drilling and completion activity over the past 12 months as a result of depressed oil and gas prices, which resulted in only 33 wells being placed on production since the third quarter of 2020. This added 1,103 MBbls of net oil production to the three months ended September 30, 2021 as compared to 58 wells brought online since the third quarter of 2019 that added 1,363 MBbls of net oil production to the third quarter of 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the third quarter of 2021, the main processor of our raw gas operated in full ethane-rejection, as compared to operating in full ethane-recovery during the entire 2020 period. Additionally, the amount of gas flared as a percentage of wellhead gas produced was less during the third quarter of 2021 as compared to the same 2020 period. Both of these factors combined resulted in an increase in the amount of natural gas recovered and sold from our wet gas stream between periods, while the variations in ethane-rejection resulted in fewer NGLs being recovered during the 2021 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2021	2020	Change	%
Operating costs (in thousands):
Lease operating expenses	$28,685	$24,543	$4,142	17%
Severance and ad valorem taxes	17,800	7,839	9,961	127%
Gathering, processing and transportation expenses	24,164	19,130	5,034	26%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.79	$3.87	$0.92	24%
Severance and ad valorem taxes (% of revenue)	6.2%	5.3%	0.9%	17%
Gathering, processing and transportation expenses (per Boe)	$4.03	$3.02	$1.01	33%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2021 increased $4.1 million compared to the three months ended September 30, 2020. Higher LOE for the third quarter of 2021 was primarily related to (i) higher chemical costs for treating natural gas; (ii) increased environmental expenses and preventative maintenance costs; and (iii) higher fixed and variable costs associated with our higher well count, which increased to 413 gross operated horizontal wells as of September 30, 2021 from 387 gross operated horizontal wells as of September 30, 2020. These increases were partially offset by cost reduction initiatives, which included moving multiple wells off generators to more cost-efficient electrical line-power and switching wells away from electrical submersible pumps to more reliable and lower cost gas lift, and lower variable and semi-variable costs stemming from the 6% production decline between periods.
LOE per Boe was $4.79 for the third quarter of 2021, which represents an increase of $0.92 per Boe (or 24%) from the third quarter of 2020. This increase was primarily driven by per BOE increases associated with higher environmental and preventative maintenance costs between periods as well as fixed and semi-variable costs that don’t decrease at the same rate as declines in production, such as monthly rental fees for compressors and other equipment, wellhead chemical costs and water handling costs. These increases were partially offset by our cost reduction initiatives described above.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2021 increased $10.0 million compared to the three months ended September 30, 2020. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the third quarter of 2021 increased $11.1 million compared to the same 2020 period primarily due to higher oil, natural gas and NGL revenues between periods. These increases were partially offset by a $1.2 million decrease in ad valorem taxes between periods due to lower tax assessments on our oil and gas reserve values.
Severance and ad valorem taxes as a percentage of total net revenues increased to 6.2% for the third quarter of 2021 as compared to 5.3% for the same prior year quarter due to a greater proportion of our commodity sales being generated in New Mexico, which has higher severance tax rates, in 2021. However, these rates for both periods were lower than our average historical rates of 7% to 8%. The lower severance and ad valorem tax rate for the 2021 period was due to the decrease in ad valorem tax assessments discussed above, and the lower rate for the 2020 period was related to $2.2 million in tax credits we received in the third quarter of 2020 on wells designated as “high cost gas” by the state of Texas.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended September 30, 2021 increased $5.0 million as compared to the three months ended September 30, 2020. On a per Boe basis, GP&T likewise increased from $3.02 for the third quarter of 2020 to $4.03 for the third quarter of 2021. These increases were mainly related to substantially higher natural gas and NGL prices between periods, as these products are cost inputs into the percent-of-proceeds (“POP”) portion of our gas plant processing fees.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2021	2020
Depreciation, depletion and amortization	$76,047	$89,444
Depreciation, depletion and amortization per Boe	$12.69	$14.10
For the three months ended September 30, 2021, DD&A expense amounted to $76.0 million, a decrease of $13.4 million over the same 2020 period. The primary factor contributing to lower DD&A expense in 2021 was the decrease in our DD&A rates between periods, which lowered our DD&A expense by $8.5 million, while our lower overall production volumes between periods decreased DD&A expense by an additional $4.9 million during the three months ended September 30, 2021.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.69 for the third quarter of 2021 compared to $14.10 for the same period in 2020. This decrease in DD&A rate was primarily due to (i) net upward revisions in our proved developed reserves since the third quarter of 2020 mainly related to higher SEC reserve pricing, lower operating costs and positive well performance from our drilling and completion (“D&C”) activity during the period, and (ii) lower D&C costs per lateral foot in 2021 versus 2020.
Impairment and Abandonment Expense. During the three months ended September 30, 2021 impairment and abandonment expense was $7.7 million as compared to $19.9 million during the three months ended September 30, 2020 both of which related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020
Geological and geophysical costs	$836	$1,055
Stock-based compensation - equity awards	1,184	256
Stock-based compensation - liability awards	(495)	—
Stock-based compensation - cash settled awards	314	—
Other expenses	—	1,359
Exploration and other expenses	$1,839	$2,670
Exploration and other expenses were $1.8 million for the three months ended September 30, 2021 compared to $2.7 million for the three months ended September 30, 2020. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period decrease was primarily related to $1.4 million in environmental remediation costs incurred in the third quarter of 2020, which were not similarly incurred in 2021. This decrease was partially offset by an increase in total stock-based compensation costs incurred in the third quarter of 2021 related to certain restricted stock units that became fully vested as discussed below.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020
Cash general and administrative expenses	$12,462	$11,741
Stock-based compensation - equity awards	22,049	4,772
Stock-based compensation - liability awards	(4,628)	487
Stock-based compensation - cash settled awards	5,865	—
Severance payments	—	582
General and administrative expenses	$35,748	$17,582
G&A expenses for the three months ended September 30, 2021 were $35.7 million compared to $17.6 million for the three months ended September 30, 2020. Higher G&A in the third quarter of 2021 was the result of an $18.0 million increase in total stock-based compensation expense between periods. This increase was primarily related to a portion of our liability classified restricted stock units, held by certain officers (non-NEOs) and employees, becoming fully vested following a maximum return event that was triggered in the third quarter of 2021. These awards were settled one-third in cash ($5.9 million) and two-thirds in equity, resulting in $13.8 million of expense being recognized during the three months ended September 30, 2021. Also, there was an additional $4.4 million increase in stock-based compensation related to liability classified performance stock units that had a higher fair value as of September 30, 2021, as their fair value is required to be re-measured at each balance sheet date. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards and the maximum return event.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020
Credit facility	$2,668	$3,930
8.00% Senior Secured Notes due 2025	—	2,514
5.375% Senior Notes due 2026	3,889	3,889
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	—
Amortization of debt issuance costs and debt discount	1,048	1,778
Interest capitalized	(421)	(518)
Total	$14,690	$17,718
Interest expense decreased $3.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to (i) $2.5 million in interest expense on our Senior Secured Notes due 2025 that was incurred in the third quarter of 2020 but not in the 2021 period, as these notes were redeemed in April 2021, and (ii) $1.3 million in lower interest incurred on our credit facility due to fewer borrowings outstanding during the 2021 period. These decreases were partially offset by interest on our Convertible Senior Notes that was incurred in 2021 but not in 2020 due to their issuance in March 2021. Refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report for additional information on our senior notes and debt transactions.
Our weighted average borrowings outstanding under our credit facility were $264.8 million versus $389.6 million for the three months ended September 30, 2021 and 2020, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.3% and 3.5% for the three months ended September 30, 2021 and 2020, respectively.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.

The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020
Realized cash settlement gains (losses)	$(28,796)	$(34,486)
Non-cash mark-to-market derivative gain (loss)	(15,731)	32,518
Total	$(44,527)	$(1,968)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2021	2020
Income (loss) before income taxes	$37,124	$(51,529)
Income tax (expense) benefit	—	—
Our provisions for income taxes for the three months ended September 30, 2021 and 2020 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes, (ii) permanent differences, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended September 30, 2021, we generated pre-tax net income of $37.1 million, which reduced our total net operating losses (“NOLs”) accumulated for the year by this same amount. As a result of the $37.1 million reduction to our 2021 NOL position, we were able to reduce our corresponding deferred tax asset valuation allowance by $11.9 million. Conversely, for the three months ended September 30, 2020, we recognized a deferred tax asset valuation allowance of $8.3 million against NOLs generated during the quarter. These changes in our deferred tax asset valuation allowance are the primary factor reducing our income tax expense or benefit (based on the U.S. statutory rate) for the third quarter of 2021 and 2020, respectively, to zero.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
Net revenues (in thousands):
Oil sales	$512,278	$363,571	$148,707	41%
Natural gas sales	106,266	29,052	77,214	266%
NGL sales	94,929	39,756	55,173	139%
Oil and gas sales	$713,473	$432,379	$281,094	65%

Average sales prices:
Oil (per Bbl)	$60.05	$34.86	$25.19	72%
Effect of derivative settlements on average price (per Bbl)	(10.12)	(3.58)	(6.54)	(183)%
Oil net of hedging (per Bbl)	$49.93	$31.28	$18.65	60%

Average NYMEX price for oil (per Bbl)	$64.82	$38.37	$26.45	69%
Oil differential from NYMEX	(4.77)	(3.51)	(1.26)	(36)%

Natural gas (per Mcf)	$3.44	$0.93	$2.51	270%
Effect of derivative settlements on average price (per Mcf)	(0.09)	(0.13)	0.04	31%
Natural gas net of hedging (per Mcf)	$3.35	$0.80	$2.55	319%

Average NYMEX price for natural gas (per Mcf)	$3.53	$1.82	$1.71	94%
Natural gas differential from NYMEX	(0.09)	(0.89)	0.80	90%

NGL (per Bbl)	$33.98	$11.50	$22.48	195%

Net production:
Oil (MBbls)	8,531	10,429	(1,898)	(18)%
Natural gas (MMcf)	30,933	31,209	(276)	(1)%
NGL (MBbls)	2,794	3,458	(664)	(19)%
Total (MBoe)(1)	16,479	19,088	(2,609)	(14)%

Average daily net production:
Oil (Bbls/d)	31,246	38,061	(6,815)	(18)%
Natural gas (Mcf/d)	113,305	113,900	(595)	(1)%
NGLs (Bbls/d)	10,233	12,619	(2,386)	(19)%
Total (Boe/d)(1)	60,363	69,664	(9,301)	(13)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2021 were $281.1 million, or 65%, higher than total net revenues for the nine months ended September 30, 2020. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased for the first nine months of 2021 compared to the same 2020 period by 72%, 270%, and 195%, respectively. The 72% increase in the average realized oil price was mainly the result of higher (69%) NYMEX crude prices between periods, which was minimally offset by wider oil differentials ($1.26 per Bbl wider). The average realized sales price of natural gas increased 270% due to higher (94%) average NYMEX gas prices between periods, as well as improved gas differentials (by $0.80 per Mcf). The 195% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products for the first nine months of 2021 compared to the first nine months of 2020. The market prices for oil, natural gas and NGLs have all been impacted by higher global demand for oil and gas compared to the first nine months of 2020, when prices decreased significantly beginning in March 2020 as a result of COVID-19 and supply disruptions from the Russia-Saudi oil price war as discussed in the market conditions section above. Additionally, the first quarter 2021 realized price for natural gas in the Permian Basin was impacted by Winter Storm Uri, which caused gas pipeline and supply disruptions and resulted in significant increases in Permian natural gas prices during this period.
Net production volumes for oil, natural gas, and NGLs decreased 18%, 1%, and 19%, respectively, between periods. The oil production volume decrease was primarily related to normal production decline across our existing wells and temporary shut-ins of our wells during mid-February as a result of Winter Storm Uri. Oil volume declines in the first nine months of 2021 were additionally impacted by less drilling and completion activity over the past 12 months as a result of depressed oil and gas prices, which resulted in only 33 wells being placed on production since the third quarter of 2020. This added 2,078 MBbls of net oil production to the nine months ended September 30, 2021 as compared to 58 wells brought online since the third quarter of 2019 that added 4,036 MBbls of net oil production to the nine months ended September 30, 2020. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, during the 2021 period, the main processor of our raw gas operated in full ethane-rejection, as compared to operating in partial ethane-recovery during the same 2020 period. Additionally, the amount of gas flared as a percentage of wellhead gas produced was significantly less during the first nine months of 2021, as compared to the same 2020 period. Both of these factors combined resulted in an increase in the amount of natural gas recovered and sold from our wet gas stream between periods, while the variations in ethane-rejection resulted in fewer NGLs being recovered during the 2021 period.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	Change	%
Operating costs (in thousands):
Lease operating expenses	$77,522	$83,021	$(5,499)	(7)%
Severance and ad valorem taxes	46,167	30,108	16,059	53%
Gathering, processing and transportation expenses	64,283	53,353	10,930	20%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.70	$4.35	$0.35	8%
Severance and ad valorem taxes (% of revenue)	6.5%	7.0%	(0.5)%	(7)%
Gathering, processing and transportation expenses (per Boe)	$3.90	$2.80	$1.10	39%
Lease Operating Expenses. LOE for the nine months ended September 30, 2021 decreased $5.5 million as compared to the nine months ended September 30, 2020. Lower LOE for the first nine months of 2021 was primarily related to (i) a $3.9 million decrease in workover expense between periods; (ii) decreases in electricity costs as a result of credits realized in the current year period related to Winter Storm Uri; (iii) lower well operating expenses due to cost reduction initiatives, which included moving multiple wells off generator to more cost-efficient electrical line-power and switching wells away from electric submersible pumps to more reliable and lower cost gas lift; and (iv) lower variable and semi-variable costs stemming from the 14% production decline between periods. These decreases were partially offset by higher chemical costs, environmental expenses and preventative maintenance costs, and additional fixed and variable costs associated with our higher well count, which increased to 413 gross operated horizontal wells as of September 30, 2021 from 387 gross operated horizontal wells as of September 30, 2020.
LOE per Boe was $4.70 for the nine months ended September 30, 2021, which represents an increase of $0.35 per Boe (or 8%) from the comparable 2020 period. This increase was primarily driven by per BOE cost increases between periods associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production, such as monthly rental fees for compressors and other equipment, wellhead chemical costs, and water handling costs. In addition, environmental expenses and preventative maintenance costs were higher for the nine months ended September 30, 2021 as compared to the same prior year period. These increases were partially offset by the lower level of workover activity in the 2021 period, decreased electricity costs, and the cost reduction initiatives we have undertaken, as discussed above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2021 increased $16.1 million compared to the nine months ended September 30, 2020. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2021 increased $19.6 million compared to the same 2020 period primarily due to higher oil, natural gas and NGL revenues between periods. These increases were partially offset by a $3.6 million decrease in ad valorem taxes between periods due to lower tax assessments on our oil and gas reserve values.
Severance and ad valorem taxes as a percentage of total net revenues decreased to 6.5% for the first nine months of 2021 as compared to 7.0% for the same 2020 period as a result of the lower 2021 ad valorem tax assessments discussed above.
Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2021 increased $10.9 million compared to the nine months ended September 30, 2020. On a per Boe basis, GP&T likewise increased from $2.80 for the first nine months of 2020 to $3.90 for the same 2021 period. These increases were mainly attributable to (i) higher gas plant processing costs, whose POP fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above, and (ii) a $2.1 million decrease in reimbursements received from third parties for their usage of our available firm transport capacity.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2021	2020
Depreciation, depletion and amortization	$213,259	$283,722
Depreciation, depletion and amortization per Boe	$12.94	$14.86
For the nine months ended September 30, 2021, DD&A expense amounted to $213.3 million, a decrease of $70.5 million over the same 2020 period. The primary factor contributing to lower DD&A expense in 2021 was the decrease in our overall production volumes between periods, which lowered DD&A expense by $38.8 million during the first nine months of 2021, while lower DD&A rates between periods decreased DD&A expense by $31.7 million during the nine months ended September 30, 2021.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.94 for the first nine months of 2021 compared to $14.86 for the same period in 2020. This decrease in DD&A rate was primarily due to (i) the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million; (ii) net upward revisions in our proved developed reserves since the third quarter of 2020 mainly related to higher SEC reserve pricing, lower operating costs and positive well performance from our D&C activity during the period; and (iii) lower D&C costs per lateral foot in 2021 versus 2020.
Impairment and Abandonment Expense. During the nine months ended September 30, 2021, $26.1 million of impairment and abandonment expense was incurred related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties. During the nine months ended September 30, 2020, impairment and abandonment expense was $650.6 million and consisted of (i) a $591.8 million non-cash impairment of our proved oil and gas properties as a result of depressed NYMEX oil and gas forward curves as of March 31, 2020; and (ii) $58.8 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Geological and geophysical costs	$2,622	$4,129
Rig termination fees	—	3,046
Severance payments	—	722
Stock-based compensation - equity awards	1,613	1,230
Stock-based compensation - liability awards	(89)	—
Stock-based compensation - cash settled awards	314	—
Other expenses	238	1,603
Exploration and other expenses	$4,698	$10,730
Exploration and other expenses were $4.7 million for the nine months ended September 30, 2021 compared to $10.7 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period decrease was primarily due to (i) rig termination fees that went from $3.0 million in the first nine months of 2020 (when we reduced our drilling program from five rigs to none) to zero in the 2021 period; (ii) $1.2 million in lower ongoing G&G personnel costs related to the 2020 workforce reduction; (iii) $0.7 million in severance payments to G&G employees in the 2020 period that did not reoccur in the 2021 period; and (iv) $1.4 million in environmental remediation costs incurred in the first nine months of 2020, which were not similarly incurred in 2021. These decreases were partially offset by an increase in total stock-based compensation costs incurred during the nine months ended September 30, 2021 related to restricted stock units that became fully vested during the period as discussed below.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash general and administrative expenses	$33,220	$35,559
Stock-based compensation expense - equity awards	30,686	14,934
Stock-based compensation expense - liability awards	20,040	487
Stock-based compensation - cash settled awards	5,865	—
Severance payments	—	3,466
General and administrative expenses	$89,811	$54,446
G&A expenses for the nine months ended September 30, 2021 were $89.8 million compared to $54.4 million for the nine months ended September 30, 2020. Higher G&A in the first nine months of 2021 was the result of a $41.2 million increase in total stock-based compensation expense between periods. This increase was primarily related to a portion of our liability classified restricted stock units, held by certain officers (non-NEOs) and employees, becoming fully vested following a maximum return event that was triggered in the third quarter of 2021. These awards were settled one-third in cash ($5.9 million) and two-thirds in equity, resulting in $21.4 million of expense being recognized during the nine months ended September 30, 2021. Also, there was an additional $21.5 million increase in total stock-based compensation related to liability classified performance stock units that had a higher fair value as of September 30, 2021, as their fair value is required to be re-measured at each balance sheet date. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards and the maximum return event. These increases were partially offset by (i) $3.5 million in severance payments to G&A employees in the 2020 period that did not reoccur in the first nine months of 2021; and (ii) $2.3 million in lower payroll and other personnel related costs as a result of our lower G&A headcount between periods.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Credit facility	$8,745	$9,256
8.00% Senior Secured Notes due 2025	2,908	3,643
5.375% Senior Notes due 2026	11,667	13,995
6.875% Senior Notes due 2027	18,375	22,243
3.25% Convertible Senior Notes due 2028	2,934	—
Amortization of debt issuance costs and debt discount	3,935	4,112
Interest capitalized	(1,207)	(1,739)
Total	$47,357	$51,510
Interest expense was $4.2 million lower for the nine months ended September 30, 2021 compared to the same 2020 period mainly due to (i) $6.2 million in lower interest incurred on our Senior Unsecured Notes during the 2021 period, as $110.6 million of the Senior Notes due 2026 and $143.7 million of the Senior Notes due 2027 were extinguished in our debt exchange transaction in May 2020; (ii) $0.7 million in decreased interest expense on our Senior Secured Notes due 2025 that were issued in May of 2020 and then subsequently redeemed in April of 2021; and (iii) $0.5 million in lower interest expense incurred on our credit facility due to fewer borrowings outstanding during the 2021 period. These decreases were partially offset by $2.9 million in interest incurred on our Convertible Senior Notes that were issued in March of 2021. Refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report for additional information on our senior notes and debt transactions.
Our weighted average borrowings outstanding under our credit facility were $294.6 million and $322.3 million for the first nine months of 2021 and 2020, respectively. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) was 3.3% and 3.2% for the nine months ended September 30, 2021 and 2020, respectively.
Gain (loss) on extinguishment of debt. During the nine months ended September 30, 2021, we redeemed at par all of our $127.1 million aggregate principal amount of Senior Secured Notes outstanding. In connection with this redemptions, we recorded a loss on debt extinguishment of $22.2 million related to the write-off of all unamortized debt issuance costs and debt discounts associated with these notes.
A gain of $143.4 million was recognized during the nine months ended September 30, 2020 related to our 2020 debt exchange transaction. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value of our newly issued Senior Secured Notes on their date of issuance. Refer to Note 4—Long-Term Debt for additional information regarding the debt extinguishment transactions discussed above.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses for derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Realized cash settlement gains (losses)	$(89,195)	$(41,433)
Non-cash mark-to-market derivative gain (loss)	(61,490)	1,103
Total	$(150,685)	$(40,330)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Income (loss) before income taxes	$(22,576)	$(681,668)
Income tax (expense) benefit	—	85,124

Our provisions for income taxes for the first nine months of 2021 and 2020 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes; (ii) permanent differences; and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the nine months ended September 30, 2021 and 2020, we recognized deferred tax asset valuation allowances of $8.1 million and $58.0 million, respectively, against net operating losses (“NOLs”) we generated during those respective periods, and such NOLs are estimated as unlikely to be realized in future periods. These increases in our valuation allowance were the primary factor reducing our income tax benefit (based on the U.S. statutory rate) recognized in each respective period to zero for the first nine months of 2021 and to $85.1 million for the first nine months of 2020.

Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, proceeds from offerings of debt or equity securities, or proceeds from the sale of oil and gas properties. Future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the nine months ended September 30, 2021:

(in millions)	Nine Months Ended September 30, 2021
Drilling, completion and facilities	$227.8
Infrastructure, land and other	7.2
Total capital expenditures incurred	$235.0
    We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program during the first nine months of 2021 and plan to continue with two rigs for the remainder of the year. We expect our total capex budget for 2021 to be between $300 million to $315 million, of which $290 million to $305 million is allocated to drilling, completion and facilities activity. We funded our capital expenditures for the nine months ended September 30, 2021 entirely from cash flows from operations, and we expect to fund the remainder of our 2021 capex budget entirely from cash flows from operations as well, given our anticipated level of oil and gas production together with our commodity hedge positions in place. We were free cash flow positive during the first nine months of 2021 such that we were able to pay down approximately $105 million in borrowings (excluding our debt refinancing transactions discussed below) under our credit agreement during the period, and based upon current commodity prices, we expect to continue to pay down borrowings from free cash flow generation during the remainder of 2021.
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
Moreover, to manage our future maturities, lower interest expense, and improve our liquidity position, we issued 3.25% Convertible Senior Notes in March 2021, which resulted in net proceeds of $163.6 million. The proceeds were used to repay borrowing outstanding under CRP’s revolving credit facility and to fund the cost of entering into capped call spread transactions of $14.7 million. In April 2021, we redeemed at par all of our 2025 senior secured notes ($127.1 million) that bore interest at 8% per year and paid accrued interest of $3.8 million on these notes, which was the intended use of proceeds from the Convertible Senior Notes offering. As a result of this refinancing transaction, we able to reduce net borrowings outstanding under CRP’s revolving credit facility by approximately $20 million.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$333,132	$130,232
Net cash used in investing activities	(216,318)	(308,009)
Net cash (used in) provided by financing activities	(117,626)	172,752

For the nine months ended September 30, 2021, we generated $333.1 million of cash from operating activities, an increase of $202.9 million from the same period in 2020. Cash provided by operating activities increased primarily due to higher realized prices for all commodities, lower lease operating expenses, lower exploration expense, decreased cash interest costs, and the timing of our supplier payments during the nine months ended September 30, 2021. These increasing factors were partially offset by lower production volumes, higher GP&T and severance and ad valorem costs, the timing of our receivable collections, and cash settlement losses from derivatives for the nine months ended September 30, 2021 as compared to the same 2020 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
During the nine months ended September 30, 2021, cash flows from operating activities and net proceeds from the issuance of the Convertible Senior Notes were used to finance $215.4 million of drilling and development cash expenditures, repay net borrowings of $125.0 million under our credit facility, redeem $127.1 million of our 2025 senior secured notes outstanding and to fund $14.7 million in capped call spread transactions.
During the nine months ended September 30, 2020, cash flows from operating activities, cash on hand, and net borrowings of $180.0 million under our credit facility were used to finance $300.7 million of drilling and development cash expenditures, to fund $7.7 million in oil and gas property acquisitions, and to finance $6.7 million of debt issuance and exchange costs.
Credit Agreement
CRP, our consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of September 30, 2021, we had $205.0 million in borrowings outstanding and $488.5 million in available borrowing capacity, which was net of $6.5 million in letters of credit. The borrowing base had previously been reduced by an availability blocker of $31.8 million, however, the blocker was removed as a result of the Senior Secured Note redemption discussed above. In connection with the Credit Agreement’s fall 2021 semi-annual borrowing base redetermination, the borrowing base and amount of elected commitments were reaffirmed at $700.0 million.
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
CRP was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2021 and through the filing of this Quarterly Report.
For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, CRP issued $150.0 million in aggregate principal amount of Convertible Senior Notes. On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028. Interest is payable semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2021. CRP can settle the Convertible Senior Notes by paying or delivering cash, shares of the Company’s Class A common stock (the “Common Stock”), or a combination of cash and Common Stock, at CRP’s election.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of September 30, 2021 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2020, there have not been any significant, non-routine changes in our contractual obligations, other than the changes to certain of our operating lease commitments and principal and interest due under our senior notes discussed above. Refer to Note 13—Leases under Part I, Item I of this Quarterly Report for updated contractual obligations associated with our operating leases as of September 30, 2021.
Critical Accounting Policies and Estimates
There have been no material changes during the nine months ended September 30, 2021 to the critical accounting policies previously disclosed in our 2020 Annual Report. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2020 Annual Report for a discussion of our critical accounting policies and estimates.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2021, our oil and gas sales for the nine months ended September 30, 2021 would have moved up or down $51.2 million for each 10% change in oil prices per Bbl, $9.5 million for each 10% change in NGL prices per Bbl, and $10.6 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2021 and additional contracts entered into through October 31, 2021. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of September 30, 2021.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps
NYMEX WTI	October 2021 - December 2021	828,000	9,000	$49.82
	January 2022 - March 2022	1,080,000	12,000	65.03
	April 2022 - June 2022	1,092,000	12,000	65.28
	July 2022 - September 2022	736,000	8,000	64.53
	October 2022 - December 2022	644,000	7,000	64.58
	January 2023 - March 2023	45,000	500	69.41
	April 2023 - June 2023	45,500	500	68.08

ICE Brent	October 2021 - December 2021	322,000	3,500	$58.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars
NYMEX WTI	October 2021 - December 2021	92,000	1,000	$42.00	-	$50.10
	January 2022 - March 2022	225,000	2,500	63.60	-	74.30
	April 2022 - June 2022	227,500	2,500	63.20	-	72.41

ICE Brent	October 2021 - December 2021	138,000	1,500	$66.67	-	$74.80

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil differential basis swaps	October 2021 - December 2021	644,000	7,000	$0.26
	January 2022 - March 2022	450,000	5,000	0.22
	April 2022 - June 2022	455,000	5,000	0.22
	July 2022 - September 2022	460,000	5,000	0.22
	October 2022 - December 2022	460,000	5,000	0.22

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	January 2022 - March 2022	900,000	10,000	$0.71
	April 2022 - June 2022	910,000	10,000	0.71
	July 2022 - September 2022	920,000	10,000	0.71
	October 2022 - December 2022	920,000	10,000	0.71

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2021 - December 2021	3,680,000	40,000	$2.95
	January 2022 - March 2022	2,700,000	30,000	3.00
	April 2022 - June 2022	2,730,000	30,000	3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2021 - December 2021	4,290,000	46,630	$(0.24)
	January 2022 - March 2022	2,700,000	30,000	(0.18)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2021 - December 2021	1,220,000	13,261	$3.15	-	$4.65
	January 2022 - March 2022	1,800,000	20,000	3.15	-	4.65
	April 2022 - June 2022	910,000	10,000	3.00	-	3.68
	July 2022 - September 2022	920,000	10,000	3.00	-	3.68
	October 2022 - December 2022	310,000	3,370	3.00	-	3.68

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

Changes in the fair value of derivative contracts from December 31, 2020 to September 30, 2021, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2020	$(18,209)
Commodity hedge contract settlement payments, net of any receipts	89,195
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(150,686)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2021	$(79,700)

c
(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2021 would cause a $37.5 million increase or $37.1 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of September 30, 2021 would cause a $7.8 million increase or $7.7 million decrease, respectively, in this same fair value position.
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
As of September 30, 2021, we had $205.0 million of debt outstanding under our Credit Agreement, with a weighted average interest rate of 3.25%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $2.1 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $799.9 million consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 4, 2021).

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Executive Vice President and Chief Financial Officer

Date:	November 4, 2021