Form 10-K
period 2021-12-31
Centennial Resource Development, Inc.
filed 2022-02-24
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,210,546,531 based on the closing price of the shares of common stock on that date.
As of February 18, 2022, there were 284,810,188 shares of Class A Common Stock, par value $0.0001 per share outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2021.

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
SOFR. Secured Overnight Funding Rate.
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
•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America;
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
•cost of developing or operating our properties;
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

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Overview
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of crude oil and associated liquids-rich natural gas reserves in the Permian Basin. Throughout this Annual Report, unless the context otherwise indicates, references to the “Company,” “Centennial,” “we,” “us,” or “our” refer to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in the Delaware Basin in an environmentally and socially responsible way. We intend to drive disciplined production growth through an increased focus on optimizing drilling and completion results, by drilling extended laterals, and by managing our costs, with an overall objective of improving our rates of return and generating sustainable free cash flow. We believe that the successful execution of these objectives will allow us to fund our drilling and development capex entirely from cash flows from operations, to lower our leverage profile and to return capital to our shareholders. We also look for opportunities to accretively increase scale and grow production and reserves through selective acquisitions that meet our strategic and financial objectives.
Organizational Structure
On October 11, 2016, the acquisition of approximately 89% of the outstanding membership interests in CRP was consummated (the “Business Combination”). CRP is currently a wholly-owned subsidiary of Centennial Resource Development due to various equity transactions.
The following diagram illustrates the current ownership structure of the company as of December 31, 2021, including the voting interests of our equity holders:

Description of Our Properties
Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and our properties consist of large, contiguous acreage blocks in West Texas and New Mexico. This continuity allows us to efficiently develop our drilling inventory and focus on maximizing returns to our stakeholders. We have established commercial production on our acreage using horizontal drilling from ten distinct zones: the Avalon Shale, 1st Bone Spring Sand, 2nd Bone Spring Sand, 2nd Bone Spring Shale, 3rd Bone Spring Sand, 3rd Bone Spring Shale, Upper Wolfcamp A, Lower Wolfcamp A, Wolfcamp B and Wolfcamp C. Our development drilling plan is comprised exclusively of horizontal drilling with an ongoing focus on operational execution and capital efficiency.
As of December 31, 2021, we have leased or acquired approximately 73,675 net acres, 97% of which we operate. In addition, we own 991 net mineral acres in the Delaware Basin. Approximately 66% of our total acreage is located in Texas, primarily Reeves County, in the southern portion of the Delaware Basin and the remaining 34% is located in Lea County, New Mexico, in the northern portion of the Delaware Basin. Over 96% of our net acreage is held by production as of December 31, 2021. The relatively high proportion of our operated acreage that is held by production gives us significant operational control and capital spending flexibility. This allows us to execute our development program with significant control over the timing and allocation of capital expenditures and application of the optimal drilling and completion techniques to efficiently develop our resource base as evidenced by our operational flexibility executed in 2021 and years passed.

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
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows for the periods indicated:

	December 31, 2021	December 31, 2020	December 31, 2019
Proved developed reserves:
Oil (MBbls)	77,973	70,716	74,842
Natural gas (MMcf)	326,223	279,556	237,791
NGL (MBbls)	30,318	31,672	32,743
Total proved developed reserves (MBoe)(1)	162,662	148,981	147,216
Proved undeveloped reserves:
Oil (MBbls)	75,480	79,776	75,317
Natural gas (MMcf)	250,782	248,231	264,639
NGL (MBbls)	25,265	28,773	34,499
Total proved undeveloped reserves (MBoe)(1)	142,542	149,921	153,923
Total proved reserves:
Oil (MBbls)	153,453	150,492	150,159
Natural gas (MMcf)	577,005	527,787	502,430
NGL (MBbls)	55,583	60,445	67,242
Total proved reserves (MBoe)(1)	305,204	298,902	301,139

Proved developed reserves %	53%	50%	49%
Proved undeveloped reserves %	47%	50%	51%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$3,396.3	$1,184.7	$2,062.4
Discounted future income tax expense	481.2	4.4	135.5
Total proved pre-tax PV 10%(2)	$3,877.5	$1,189.1	$2,197.9

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

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves decreased by 7.4 MMBoe on a net basis from December 31, 2020 to December 31, 2021, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

(MBoe)	2021
Proved undeveloped reserves at January 1,	149,921
Transferred to proved developed reserves	(30,968)
Revisions to previous estimates	(6,423)
Extensions and discoveries	30,012
Proved undeveloped reserves at December 31,	142,542
We spent $224.2 million in capital expenditures to convert 31.0 MMBoe of PUD reserves to proved developed reserves during 2021. We added 30.0 MMBoe of PUD reserves during the year through extensions and discoveries, which mainly related to new locations added based on our 2021 drilling results. The majority of these new PUD locations were on our New Mexico acreage within the various Bone Spring Sand formations, and we also added locations in the Wolfcamp C on our Texas acreage position. Total revisions to previous estimates reduced PUD reserves by a net amount of 6.4 MMBoe. Negative revisions during 2021 totaled 22.0 MMBoe and mainly related to PUD locations that were either reclassified to unproved reserves or removed due to changes in our active drilling program. These downward revisions were partially offset by 15.6 MMBoe of positive revisions primarily related to upward pricing adjustments associated with higher average commodity prices for the year ended December 31, 2021. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 20% in 2021.
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
Qualifications of Responsible Technical Persons
Our Vice President of Strategic Planning and Corporate Reserves, Jeff Thompson, is responsible for overseeing the preparation of the reserves estimates. Mr. Thompson has held this position at Centennial since July 2017 and has over 15 years of relevant experience in reservoir engineering and reserve estimation. He holds a Bachelor of Science degree in petroleum engineering from the University of Oklahoma.
NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve report incorporated herein are Mr. Neil H. Little and Mr. Edward C. Roy III. Mr. Little, a Licensed Professional Engineer in the State of Texas (No. 117966), has been practicing petroleum engineering at NSAI since 2011 and has over 9 years of prior industry experience. He graduated from Rice University in 2002 with a Bachelor of Science Degree in Chemical Engineering and from the University of Houston in 2007 with a Master of Business Administration Degree. Mr. Roy, a Licensed Professional Geoscientist in the State of Texas, Geology (No. 2364), has been practicing consulting petroleum geoscience at NSAI since 2008 and has over 11 years of prior industry experience. He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master’s Degree in Geology. Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.
Production
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net production:
Oil (MBbls)	11,701	13,207	15,582
Natural gas (MMcf)	40,741	41,302	41,703
NGL (MBbls)	3,752	4,490	5,234
Total (MBoe)(1)	22,243	24,581	27,766
Average sales price (excluding effect of hedges):
Oil (per Bbl)	$63.50	$36.02	$52.02
Natural gas (per Mcf)	3.67	1.13	1.07
NGL (per Bbl)	36.61	12.91	17.03
Total per BOE(1)	$46.30	$23.61	$34.01
Operating costs per Boe:
Lease operating expenses	$4.78	$4.45	$5.26
Severance and ad valorem taxes	3.02	1.60	2.28
Gathering, processing and transportation expenses	3.86	2.90	2.62

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Productive Wells
As of December 31, 2021, we owned an approximate 75% average working interest in 540 gross (404 net) productive wells. Our wells are primarily oil wells (526 gross/393 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.
Acreage
The following table sets forth information as of December 31, 2021 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Developed Acreage		Undeveloped Acreage		Total Acreage
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
60,522	47,933	31,433	25,742	91,955	73,675

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

The following table sets forth the gross and net undeveloped acreage, as of December 31, 2021, that will expire over the next five years unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements.

2022		2023		2024		2025		2026
Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2,821	1,748	320	29	1,205	938	—	—	—	—

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

	Year Ended December 31,
	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	42	38.0	31	29.5	84	73.6
Dry(1)	—	—	1	1.0	2	2.0
	42	38.0	32	30.5	86	75.6
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	1	1.0	—	—
	—	—	1	1.0	—	—
Total	42	38.0	33	31.5	86	75.6

(1)    The dry hole category includes wells that were unsuccessful due to mechanical issues that occurred during drilling.
As of December 31, 2021, we had 15 gross (12.8 net) operated wells in the process of drilling, completing or waiting on completion.

Delivery Commitments
The table below summarizes our firm sales agreements for crude oil and natural gas, both of which provide for gross firm sales over the contractual terms:

	Oil Volume Commitments(1)(2)		Gas Volume Commitments(1)(3)
Period	Total (Bbl)	Daily (Bbls/d)	Total (MMBtu)	Daily (MMBtu/d)
2022	14,240,000	39,000	14,250,000	46,900
2023	16,060,000	44,000	—	—
2024	10,610,000	29,000	—	—
2025	4,380,000	29,000	—	—
Total	45,290,000		14,250,000

(1) Above volumes represent the total gross volumes we are required to deliver pursuant to agreements with carriers, which gross volumes are not comparable to our net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report, as amounts therein are reflected net of all royalties, overriding royalties and production due to others.
(2)    The oil volume commitments listed above represent our total crude oil takeaway capacity that has been contracted with third party carriers. Of these total oil volumes committed, however, only 29,000 Bbls/d from January 2022 through May 2025 are subject to a financial ship-or-pay penalties if such physical delivery commitments are not met.
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
We normally sell production to a relatively small number of customers, as is customary in our business. The table below summarizes the purchasers that accounted for 10% or more of our total net revenues for the periods presented:

	Year Ended December 31,
	2021	2020	2019
BP America	50%	47%	37%
Shell Trading (US) Company	22%	20%	11%
Eagleclaw Midstream Ventures, LLC	11%	8%	8%
ExxonMobil Oil Corporation	—%	4%	26%

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
We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. In addition, governmental, scientific, and public concern over the threat of climate change arising from greenhouse gas (“GHG”) emissions has resulted in increasing political and regulatory risks in the United States, including climate change related pledges made by certain candidates elected to public office. President Biden has issued several executive orders focused on addressing climate change since taking office last year, including items that may impact the costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide. The Biden Administration is also considering revisions to the leasing and permitting programs for oil and natural gas development on federal lands.
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
The federal Energy Policy Act of 2005 (the “EP Act of 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provided FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. In January 2020, FERC issued a final rule increasing its maximum civil penalty authority under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of $1,307,164 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The new anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.
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

The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers issued final rules attempting to clarify the federal jurisdictional reach over Waters of the United States in 2015 (the “WOTUS rule”). However, in 2017, President Trump issued an executive order directing the EPA and the U.S. Army Corps of Engineers to review the WOTUS rule and, if the agencies’ reviews find that the rule does not meet the executive order’s goal of promoting economic growth while reducing regulatory uncertainty, to initiate a new rulemaking to repeal or revise the rule. The EPA and the U.S. Army Corps of Engineers formally repealed the WOTUS rule in September 2019. In January 2020, the Trump administration published a final replacement rule, called the Navigable Waters Protection Rule, that purports to expressly define which categories of water may be federally regulated under the CWA. In addition, in an April 2020 decision defining the scope of the CWA, the U.S. Supreme Court held that, in certain cases, discharges from a point source to groundwater could fall within the scope of the CWA and require a permit. The U.S. Supreme Court rejected assertions by the EPA and the U.S. Army Corps of Engineers that groundwater should be totally excluded from CWA jurisdiction. In August 2021, a federal judge in the District of Arizona struck down the Navigable Waters Protection Rule. Soon after, the Biden administration and the U.S. Army Corps of Engineers announced that they have stopped enforcing the Navigable Waters Protection Rule nationwide and that they are reverting back to the 1986 WOTUS definition. In November 2021, the EPA and U.S. Army Corps of Engineers issued prepublication notice of a proposed rule to revise the definition of “waters of the United States” to put back into place the pre-2015 definition, updated to reflect consideration of Supreme Court decisions. As such, uncertainty remains with respect to future implementation of the rule.
The process for obtaining permits under the CWA also has the potential to impact our operations. In April 2020, the U.S. District Court for the District of Montana vacated Nationwide Permit (“NWP”) 12, the general permit issued by the U.S. Army Corps of Engineers for pipelines and utility projects. In May 2020, the court narrowed its ruling, vacating and enjoining the use of NWP 12 only as it relates to construction of new oil and gas pipelines. The U.S. Army Corps of Engineers appealed the decision to the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”). In July 2020, the U.S. Supreme Court stayed the lower court order except as it applies to the Keystone XL pipeline. In January 2021, the U.S. Army Corps of Engineers released the final version of a rule renewing twelve of its NWPs, including NWP 12. The new rule splits NWP 12 into three parts; NWP 12 will continue to be available to oil and gas pipelines, while new NWP 57 will be available for electric utility line and telecommunications activities, and a new NWP 58 will be available for utility line activities for water and other substances. The new rule also eliminates preconstruction notice requirements for NWP 12 for several conditions that used to require such notice, but also now requires new oil and gas pipeline projects that exceed 250 miles in length to give preconstruction notice and obtain approval before proceeding. As a result of the U.S. Army Corps of Engineer’s new NWP 12, the Ninth Circuit in August 2021 ruled that the appeal of the superseded NWP 12 was moot, and remanded the case back to the District Court. We cannot predict at this time whether and, if so, how the new rule will be implemented, because permits are issued by the local U.S. Army Corps of Engineers district offices. Moreover, in January 2021, the Biden administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. If new oil and gas pipeline projects are unable to utilize NWP 12 or identify an alternate means of CWA compliance, such projects could be significantly delayed, which could have an adverse impact on our operations.
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
Subsurface Injections
In the course of our operations, we produce water in addition to natural gas, crude oil and NGLs. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (the “UIC”) program established under the federal Safe Drinking Water Act (the “SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near below-ground disposal wells used for the injection of natural gas- and oil-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. The Railroad Commission of Texas (the “TRRC”) recently issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. While we cannot predict the ultimate outcome of this notice, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other fluids may increase our costs or have other adverse impacts on our operations. These seismic events have also led to an increase in tort lawsuits filed against exploration and production companies, as well as the owners of underground injection wells. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil, natural gas and NGL producers, and we do not believe that the costs associated with the disposal of produced water will affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include NSPS at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In September 2018, the EPA proposed amendments to the 2016 rules that would reduce the 2016 rules’ fugitive emissions monitoring requirements and expand exceptions to controlling methane emissions from pneumatic pumps, among other changes. Various industry and environmental groups have separately challenged both the original 2016 methane requirements and EPA’s attempt to delay the implementation of the rule. Further, in August 2019, the EPA proposed two options for rescinding the Subpart OOOOa standards. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, as discussed above, in January 2021, the administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically called on the EPA to consider a proposed rule suspending, revising or rescinding the September 2020 deregulatory amendments by September 2021. In response, the U.S. Congress has approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In November 2021, as required by President Biden’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA is currently seeking public comments on its proposal, which the EPA hopes to finalize by the end of 2022. Once finalized, the regulations are likely to be subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, future implementation of the standards is uncertain at this time.
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
Regulation of GHG Emissions
In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) preconstruction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards that will typically be established by state agencies. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from large GHG emission sources in the United States, including certain onshore and offshore natural gas, oil and NGL production sources, which include certain of our operations. As discussed above, federal regulatory action regarding GHG emissions from the oil and gas sector has focused on methane emissions; however, federal implementation of the finalized 2016 methane rule is uncertain at this time (as also discussed above).
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, no significant legislation has been adopted at the federal level. In the absence of such federal climate legislation, a number of state and regional cap-and-trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the United States is one of almost 200 nations that, in December 2015, agreed to the Paris Agreement, an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. The Paris Agreement entered into force on November 4, 2016 upon achieving its threshold for ratification by signatory countries. A long-term goal of the Paris Agreement is to limit global warming to below two degrees Celsius by 2100 from temperatures in the pre-industrial era. However, the Paris Agreement does not impose any binding obligations on its participants. In November 2019, the Trump administration initiated the formal process for withdrawing from the Paris Agreement, which resulted in an effective exit date of November 2020. However, President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector.
The executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide,” and “social cost of methane.” The Working Group published interim values for three specific metrics (the Social cost of Carbon, Social Cost of Nitrous Oxide, and Social Cost of Methane) in February 2021, based on Obama-era estimates, and is now working to revise those values. Final recommendations from the Working Group are due no later than January 2022. A separate executive order targeting climate change, also issued by the current administration in January 2021, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed.
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

Activities on Federal Lands and State Lands
Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups have filed challenges to this rulemaking, and CEQ’s amendments are subject to reconsideration and may be subject to reversal or change under the Biden administration. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. The impact of changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands. Our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in the Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial. However, any such adverse regulatory developments are expected to have no more than a minimal impact on our results, given our limited exposure of leases on federal lands (less than five percent of our total interests).
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
ESA and Migratory Birds
The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (the “FWS”) was required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. A coalition of states and environmental groups has challenged the three rules and the litigation remains pending. However, the Biden administration published two rules in October 2021 that reversed changes made by the Trump administration, namely to the definition of “habitat” and to a policy that made it easier to exclude territory from critical habitat under the ESA. It is possible those developments could, in the future, affect our operations if the areas in which we operate are designated as critical or suitable habitat.
In addition, the federal government recently has issued indictments under the Migratory Bird Treaty Act (“MBTA”) to several oil and natural gas companies after migratory birds were found dead near reserve pits associated with drilling activities. The Department of the Interior issued an opinion in December 2017 that would narrow certain protections afforded to migratory birds pursuant to the MBTA. In response to this opinion, two separate lawsuits were filed in May 2018 in the U.S. District Court for the Southern District of New York challenging the Department of the Interior’s interpretation of the MBTA. In September 2018, eight states filed a similar suit in the U.S. District Court for the Southern District of New York. In February 2020, the FWS

published a rule seeking to codify the December 2017 legal opinion. In August 2020, the District Court struck down the December 2017 opinion, and the Department of the Interior responded by issuing a new rule in January 2021 that reduced the activities that could incur liability under the MBTA. The Biden administration has since revoked the January 2021 rule; published an Advanced Notice of Proposed Rulemaking announcing an intent to solicit comments to help develop proposed regulations establishing a permitting system to authorize, under certain circumstances, the incidental take of migratory birds; and issued a Director’s Order “establishing criteria for the types of conduct that will be a priority for enforcement activities with respect to incidental take of migratory birds.” The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities, which could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
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
Human Capital Resources
We aim to attract and retain top-tier talent in the oil and gas sector and empower our employees to be innovators in our industry. As of December 31, 2021, we had 147 full-time employees. In addition, we hire independent contractors on an as needed basis but have no collective bargaining or employment agreements with our employees.
We believe that our employees give us a sustainable competitive advantage, and we understand the need to attract, retain and train the best team possible. We provide fair and competitive wages to assist in retention of our top talent, and our compensation programs are integrated with our overall business strategies to incentivize performance and maximize shareholder returns. In addition, we conduct a gender and ethnic pay analysis at least annually to ensure that we are adequately and fairly compensating all employees based on their experience and performance. We offer a variety of programs that are designed to retain our employees and also provide opportunities to grow their professional careers while continuing to deliver value to the company. Additionally, we maintain a comprehensive suite of benefits that provide our employees with various options including retirement, health and wellness, and life and disability plans.
We are committed to a diverse workforce because we believe employees with different backgrounds, experiences, interests and skillsets drive superior results. In terms of gender and racial distribution, approximately 37% of our employees identify as female and approximately 21% of our employees identify as non-white. We plan to continue to recruit and develop a diverse workforce to ensure that we remain an employer of choice delivering top-tier results.
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
Offices
Our principal executive offices are located at 1001 17th Street, Suite 1800, Denver, Colorado 80202, and our telephone number is (720) 499-1400. We also have office space in Midland, Texas; Pecos, Texas; and Eunice, New Mexico.

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
The COVID-19 pandemic and various governmental actions taken to mitigate the impact of COVID-19 resulted in an unprecedented decline in demand for oil, natural gas and NGLs during 2020.
In 2021, worldwide demand for oil, natural gas and NGLs increased from 2020 levels while the supply of these commodities increased, but have not returned to pre-pandemic levels, through commitments made by the OPEC and other oil producing countries and actions by U.S. producers to substantially reduce drilling and producing activities. While these factors led to higher commodity prices in 2021, commodity prices have remained volatile. The remaining uncertainty around COVID-19, including the transmissibility and severity of new variants, and actions by governments to combat the spread of the virus, continue to impact actual and expected demand for oil, natural gas and NGLs. To the extent the demand declines due to COVID-19 factors or producers fail to sustain production cuts or take other actions that are sufficient to balance oil, natural gas and NGLs supply with expected demand, the excess supply could lead to a reversion to commodity price declines. As the vast majority of our revenue and cash flow is generated from the sale of oil, natural gas and NGLs, lower commodity prices resulting from COVID-19 factors could materially and adversely affect our future business, financial condition and results of operations.
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
•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America;
•actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•actions of U.S. producers, and independent producers operating in other countries, relating to production levels;
•political, economic and other conditions that affect perceived demand for oil, natural gas and NGLs, including international trade disputes, sanctions and global health pandemics, epidemics and concerns;
•the level of global exploration, development, production, and inventories;
•actions of U.S. and other governments to strategically release oil, natural gas and NGLs from strategic reserves;
•the availability of refining and storage capacity;
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty. From 2017 through 2021, the WTI spot price for oil averaged $56.18 per Bbl, which is down substantially from the $75.50 average for the prior five-year period. The Henry Hub average spot price from 2017 through 2021 of $2.92 per MMBtu similarly declined from $3.19 per MMBtu, which was the average for the prior five-year period. The commodity prices displayed even more dramatic volatility in 2020, during which the WTI spot price for oil briefly fell to a low of negative $37.63 per barrel on April 20, 2020 and the Henry Hub spot price reached a low of $1.33 on September 21, 2020. During these periods, NGLs, which are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, have suffered significant recent price declines.
A sustained or extended decline in commodity prices may result in a shortfall in our expected revenues and cash flows and require us to reduce capital spending or borrow funds to cover any such shortfall. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to develop future reserves could be adversely affected. Also, using lower prices in estimating proved reserves may result in a reduction in proved reserve volumes due to economic limits. In addition, sustained periods of low commodity prices for oil and natural gas and the resultant effect such prices may have on our drilling economics and our ability to raise capital may require us to re-evaluate and postpone, moderate or eliminate our planned drilling and completions operations, or suspend production from current wells, which could result in the reduction of our expected production and some of our proved undeveloped reserves and related standardized measure. If we moderate or curtail our drilling, completion or production operations, we may be unable to continue to hold leases that are scheduled to expire, which may further reduce our reserves. As a result, a sustained or extended decline in commodity prices may materially and adversely affect our future business, financial condition, results of operations, liquidity and ability to finance planned capital expenditures.
If commodity prices decrease to a level such that our future undiscounted cash flows from our properties are less than their carrying value, we may be required to take write-downs of the carrying values of our properties.
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. In 2020, we recognized an impairment of $591.8 million because of the depressed oil and natural gas commodity prices at the time we conducted the impairment analysis in the first quarter. While commodity prices improved in 2021 resulting in no impairments directly relating to prevailing commodity prices, a sustained or extended decline in commodity prices in the future could result in additional impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2021, and related standardized measure were calculated under rules of the SEC using twelve-

month trailing average benchmark prices of $63.04 per barrel of oil (WTI Posted) and $3.60 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2022. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2021 would increase by 1.1 MMBoe (0.3%) or decrease by 2.1 MMBoe (0.7%), respectively, and the pre-tax PV10% of our proved reserves would increase by $626.0 million (16%) or decrease by $630.5 million (16%), respectively.
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
As of December 31, 2021, 47% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.
As of December 31, 2021, over 96% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
In the future, we may shut-in some or all of our production depending on market conditions, storage or transportation constraints and contractual obligations, and any prolonged shut-in of our wells could result in the expiration, in whole or in part, of the related leases, which could adversely affect our reserves, business, financial condition and results of operations.
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
Our operations involve utilizing some of the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling horizontal wells include:
•landing a wellbore in the desired drilling zone,
•staying in the desired drilling zone while drilling horizontally through the formation and
•spacing the wells appropriately to maximize production rates and recoverable reserves.
Risks that we face while completing wells include:
•the ability to fracture stimulate the planned number of stages,
•the ability to run tools the entire length of the wellbore during completion operations and
•the ability to prevent unintentional communication with other wells.
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
Our producing properties are geographically concentrated in the Delaware Basin, a sub-basin of the Permian Basin, primarily in West Texas and New Mexico. At December 31, 2021, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages, regional power outages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
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
We have entered into certain multi-year supply and service agreements associated with energy purchase agreements. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil and natural gas and may in the future enter into multi-year agreements for contracts for drilling rigs or other services. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in the form of volume deficiencies or other remedies may apply. As of December 31, 2021, our aggregate long-term contractual obligation under these agreements was $28.9 million, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Note 13—Commitments and Contingencies, Item 8. Financial Statements and Supplementary Data in this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
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
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies, Item 8. Financial Statements and Supplementary Data in this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2021, 2020 and 2019. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
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
We may enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2021, we had entered into derivative contracts covering a portion of our projected oil and gas production through 2023 (refer to Note 7—Derivative Instruments under Part II, Item 8 of this Annual Report for a summary of our derivative instruments as of December 31, 2021). Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
As of December 31, 2021, we had approximately $825.6 million of total long-term debt and additional borrowing capacity of $669.2 million under CRP’s revolving credit facility (after giving effect to $5.8 million of outstanding letters of credit ), all of which would be secured if borrowed. Subject to the restrictions in the instruments governing CRP’s outstanding indebtedness (including CRP’s revolving credit facility and senior notes), CRP and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing CRP’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
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
In addition, CRP’s credit agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2021, we were in full compliance with such financial ratios and covenants.
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
CRP’s revolving credit facility limits the amounts CRP can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually in the spring and fall. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the loan. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of permitted senior unsecured notes CRP may issue in the future. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under CRP’s revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. In connection with amending and restating the credit agreement in early 2022, the elected commitments were increased to $750 million.
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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. At December 31, 2021, we had $25.0 million in borrowings outstanding under CRP’s revolving credit facility. Interest is calculated under the terms of CRP’s credit agreement. Recent and continuing disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
Risks Related to Legislative and Regulatory Initiatives
Climate change laws and regulations restricting emissions of GHGs could increase our costs and reduced demand for the oil and natural gas that we produce, while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for certain large stationary sources. While the regulation of methane from oil and gas facilities in the U.S. has been subject to uncertainty in recent years, President Biden signed an executive order in January 20, 2021 calling for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. The EPA subsequently proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, but we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Compliance with these rules will likely require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, increased frequency of maintenance and repair activities to address emissions leakage and additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance.

A separate executive order targeting climate change was issued by President Biden in January 2021, which directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters and identify any “fossil fuel subsidies” to take steps to ensure that federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed, and we cannot predict the scope of any resulting legislation or new regulations.
At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their greenhouse gas emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50% to 52% from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.
Please refer to Regulation of the Oil and Natural Gas Industry in Item 1 for further discussion on the topics referenced above and additional information on existing and proposed laws, regulations, treaties and international pledges intended to address GHGs and other climate change issues. Existing and future laws and regulations relating to climate change and GHG emissions could increase our costs, reduce demand for our products, limit our growth opportunities, impair our ability to develop our reserves and have other adverse effects on our business.
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
Tax laws and regulations may change over time, and any such changes could adversely affect our business and financial condition.
From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and natural gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flow.
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
Riverstone own a significant percentage of our outstanding voting common stock.
Riverstone Investment Group LLC and its affiliates (“Riverstone”) beneficially own approximately 31% of our voting common stock as of December 31, 2021. As long as Riverstone own or control a significant percentage of outstanding voting power, they may have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our third amended and restated certificate of incorporation (the “Charter”) or our second amended and restated bylaws (the “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
The interests of Riverstone may not align with the interests of our other stockholders. Riverstone is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Riverstone may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Charter provides that we renounce any interest or expectancy in the business opportunities of our officers and directors and their respective affiliates and each such party shall not have any obligation to offer us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer.
The declaration of dividends and any repurchases of our common stock are each within the discretion of our board of directors based upon a review of relevant considerations, and there is no guarantee that we will pay any dividends on or repurchase shares of our common stock in the future or at levels anticipated by our stockholders.
Dividends, whether fixed or variable, and stock repurchases are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, restrictions in our debt agreements, as well as such other factors deemed relevant by our board of directors. In February 2022, we announced a $350 million stock repurchase program, but this repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by our board of directors in its sole discretion. Any elimination of, or downward revision in, our stock repurchase program or dividend policy could have an adverse effect on the market price of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 13—Commitments and Contingencies under Part II, Item 8 of this Annual Report for more information regarding our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Class A common stock (“Common Stock”) is currently quoted on NASDAQ under the symbol “CDEV.” As of February 18, 2022, there were 17 registered holders of record of our Common Stock.
Stock Repurchase Program
In February 2022, our Board of Directors authorized a stock repurchase program to acquire up to $350 million of our outstanding Common Stock (the “Repurchase Program”), which is approved to run through April 1, 2024. We intend to use the Repurchase Program to reduce our shares of Common Stock outstanding and plan to fund these repurchases with cash on hand and cash flows from operations. Repurchases may be made from time to time in the open market or via privately negotiated transactions at our discretion, and they will be subject to market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by our Board of Directors at any time.
Dividend Policy
We have not paid any cash dividends on our Common Stock to date. Our board of directors may from time to time consider whether or not to institute a dividend policy. It is our present intention to retain any earnings for use in our business operations or Repurchase Program and, accordingly, we do not at this time anticipate the board of directors declaring any cash dividends in the near future.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” in this Annual Report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, continued and future impacts of COVID-19 and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the development of crude oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our capital programs are focused on projects that we believe provide the highest return on capital.
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
The demand for oil and natural gas continued to remain low in early 2021 due to continued uncertainty regarding the impacts of COVID-19. OPEC+ extended their production cuts through the first quarter of 2021 and began to gradually increase output during the second quarter of 2021 with more substantial output increases announced from August 2021 through September 2022. U.S. drilling activity began to increase in the fourth quarter of 2020 and has continued to increase steadily since. These factors have led to a gradual increase in oil and gas supply but has not returned global supply to pre-pandemic levels. Meanwhile, the global demand for oil and gas has risen steadily throughout 2021 and has outpaced supply growth due to the availability of COVID-19 vaccinations, increased mobility due to less governmental mandated restrictions and the global transition away from coal to natural gas. As a result of this imbalance, global oil inventories have continued to decline throughout 2021 and are currently below pre-pandemic levels. These factors, among others, have aided in the recovery of global commodity prices during 2021. Specifically, WTI spot prices for crude oil reached a high of $84.65 per barrel on October 26, 2021 from a low of negative $37.63 per barrel on April 20, 2020 (which was due to depressed demand and insufficient storage capacity, particularly at the WTI physical settlement location in Cushing, Oklahoma). Similarly, the average Henry Hub index price for natural gas reached $4.74 during the fourth quarter of 2021, which was more than double of the average Henry Hub price of $1.99 for the year ended December 31, 2020.
The oil and natural gas industry is cyclical, and it is likely that commodity prices will continue to be volatile due to fluctuations in global supply and demand, inventory levels, the continued effects from COVID-19 and variant strains of the virus, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2019:

	2019				2020				2021
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$54.90	$59.81	$56.45	$56.94	$46.19	$28.00	$40.93	$42.66	$57.84	$66.06	$70.56	$77.09
Natural Gas (per MMBtu)	$2.88	$2.51	$2.33	$2.34	$1.88	$1.65	$1.95	$2.47	$3.44	$2.88	$4.28	$4.74
Lower commodity prices (including our realized differentials) and lower futures curves for oil and gas prices can also result in impairments of our proved oil and natural gas properties or undeveloped acreage (such as the impairments incurred in the first quarter of 2020) and may materially and adversely affect our future business, financial condition, results of operations, operating cash flows, liquidity and/or ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, a lower price environment and its impact to our operations could impact our ability to comply with the covenants under our credit agreement and senior notes.
The oil and gas industry is cyclical, and the demand for oilfield goods and services, as well as other inflationary factors in the economy, can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. Further, the U.S. inflation rate has been steadily increasing during 2021 and into 2022. These inflationary pressures could also result in increases to the costs of our materials, services and personnel, which would in turn cause our capital expenditures and operating costs to go up.
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
2021 Highlights and Future Considerations
Operational Highlights
We operated a two-rig drilling program during 2021, which enabled us to complete and bring online 42 gross operated wells with an average effective lateral length of approximately 8,900 feet.

In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that caused multi-day electrical outages and shortages, pipeline and infrastructure freezes, and transportation disruptions. These events led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time, and our operations were also impacted by a partial shut-in of certain wells and their associated production for about seven days during the event. Refer to the discussion below for the current impacts from Winter Storm Uri on our results of operations during the year ended December 31, 2021.
Divestiture Highlights
On December 1, 2021, we completed the sale of approximately 6,200 net leasehold acres for an unadjusted sales price of $101 million. The divested assets represent non-core acreage that was mainly undeveloped but which also contained 20 low producing wells located on the southernmost portion of our acreage position in Reeves County, Texas. The properties divested consisted of 5,830 MBoe of proved reserves as of December 31, 2020, representing approximately 2% of our proved reserves as of that date, and generated approximately 1,600 Boe/d (64% oil) during the third quarter of 2021. Net proceeds from the sale were used to repay a portion of our borrowings outstanding under CRP’s revolving credit facility, reducing the outstanding balance to $25.0 million as of December 31, 2021.

Financing Highlights
On March 19, 2021, we issued $150.0 million of 3.25% senior convertible notes due 2028 (the “Convertible Senior Notes”) in a public offering. On March 26, 2021, an additional $20.0 million of Convertible Senior Notes were issued pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. The issuance resulted in net proceeds of $163.6 million, after deducting debt issuance costs of $6.4 million, and such proceeds were used to fund the cost of entering into capped call spread transactions totaling $14.7 million and to repay borrowings outstanding under CRP’s revolving credit facility. In April 2021, we redeemed at par all of our 2025 senior secured notes ($127.1 million), which was the intended use of proceeds from the Convertible Senior Notes offering.
On February 18, 2022, we closed on a new five-year revolving credit facility, which replaced our previous credit agreement that was set to mature on May 4, 2023. The elected commitments under the new credit facility increased to $750 million from $700 million under our previous facility, and the borrowing base increased to $1.15 billion from $700 million previously. The new credit facility will mature in February 2027.
In February 2022, our Board of Directors authorized the Repurchase Program to acquire up to $350 million of our outstanding Common Stock, and the program is approved to run through April 1, 2024. We intend to use the Repurchase Program to reduce shares of our Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flows from operations.

Results of Operations
For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2021	2020	$	%
Net revenues (in thousands):
Oil sales	$743,069	$475,694	$267,375	56%
Natural gas sales	149,478	46,776	102,702	220%
NGL sales	137,345	57,986	79,359	137%
Oil and gas sales	$1,029,892	$580,456	$449,436	77%

Average sales price:
Oil (per Bbl)	$63.50	$36.02	$27.48	76%
Effect of derivative settlements on average price (per Bbl)	(10.19)	(3.15)	(7.04)	(223)%
Oil net of hedging (per Bbl)	$53.31	$32.87	$20.44	62%

Average NYMEX price for oil (per Bbl)	$67.89	$39.44	$28.45	72%
Oil differential from NYMEX	(4.39)	(3.42)	(0.97)	(28)%

Natural gas (per Mcf)	$3.67	$1.13	$2.54	225%
Effect of derivative settlements on average price (per Mcf)	(0.32)	(0.12)	(0.20)	(167)%
Natural gas net of hedging (per Mcf)	$3.35	$1.01	$2.34	232%

Average NYMEX price for natural gas (per Mcf)	$3.84	$1.99	$1.85	93%
Natural gas differential from NYMEX	(0.17)	(0.86)	0.69	80%

NGL (per Bbl)	$36.61	$12.91	$23.70	184%

Net production:
Oil (MBbls)	11,701	13,207	(1,506)	(11)%
Natural gas (MMcf)	40,741	41,302	(561)	(1)%
NGL (MBbls)	3,752	4,490	(738)	(16)%
Total (MBoe)(1)	22,243	24,581	(2,338)	(10)%

Average daily net production:
Oil (Bbls/d)	32,058	36,084	(4,026)	(11)%
Natural gas (Mcf/d)	111,619	112,848	(1,229)	(1)%
NGL (Bbls/d)	10,278	12,269	(1,991)	(16)%
Total (Boe/d)(1)	60,939	67,161	(6,222)	(9)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the year ended December 31, 2021 increased by $449.4 million, or 77%, compared to the year ended December 31, 2020. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sale prices for oil, residue gas and NGLs increased for the year ended December 31, 2021 as compared to 2020 by 76%, 225%, and 184%, respectively. The 76% increase in the average realized oil price was mainly the result of higher (72%) NYMEX crude prices between periods, which was minimally offset by wider oil differentials ($0.97 per Bbl wider). The average realized sales price of natural gas increased 225% due to higher (93%) average NYMEX gas prices between periods, as well as improved gas differentials (by $0.69 per Mcf). The 184% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in 2021 compared to 2020. The market prices for oil, natural gas and NGLs have all been impacted by higher global demand for oil and gas compared to 2020, when prices decreased significantly beginning in March 2020 as a result of COVID-19 and supply disruptions from the Russia-Saudi oil price war as discussed in the market conditions section above. Additionally, the first quarter 2021 realized price for natural gas in the Permian

Basin was impacted by Winter Storm Uri, which caused gas pipeline and supply disruptions and resulted in significant increases in Permian natural gas prices during this period.
Net production volumes for oil, natural gas, and NGLs decreased 11%, 1% and 16%, respectively, between periods. The oil production volume decrease was primarily related to normal production decline across our existing wells and temporary shut-ins of our wells during mid-February as a result of Winter Storm Uri. Oil volume declines for the year ended December 31, 2021, were further impacted by the suspension of our drilling and completion activity for several months during 2020 due to the drastic decline in oil prices discussed above. As a result, only 31 wells were completed in 2020, and we therefore entered 2021 producing just 28,550 Bbls/d of oil, as compared to the 84 wells we completed in 2019, which enabled us to enter 2020 producing 47,927 Bbls/d of crude oil. This 40% decline in exit rates was partially offset by our 2021 development program that placed 42 wells online during the year and thereby added 3,490 MBbls of oil to our 2021 annual production volumes. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in our oil quantities sold and our natural gas and NGL quantities sold. However, during 2021, the main processor of our raw gas operated in full ethane-rejection, as compared to operating in partial ethane-recovery during 2020. Additionally, the amount of gas flared as a percentage of wellhead gas produced was significantly less during the year ended December 31, 2021, as compared to the year ended December 31, 2020. Both of these factors combined resulted in an increase in the amount of natural gas recovered and sold from our wet gas stream between periods, while the aforementioned variations in ethane-rejection between periods resulted in fewer NGLs being recovered during 2021.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2021	2020	Change	%
Operating costs (in thousands):
Lease operating expenses	$106,419	$109,282	$(2,863)	(3)%
Severance and ad valorem taxes	67,140	39,417	27,723	70%
Gathering, processing, and transportation expense	85,896	71,309	14,587	20%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.78	$4.45	$0.33	7%
Severance and ad valorem taxes (% of revenue)	6.5%	6.8%	(0.3)%	(4.0)%
Gathering, processing, and transportation expense (per Boe)	3.86	2.90	0.96	33%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the year ended December 31, 2021 decreased $2.9 million compared to the year ended December 31, 2020. Lower LOE for 2021 was primarily related to (i) a $2.9 million decrease in workover expense between periods; (ii) decreases in electricity costs in 2021 as a result of credits realized in the current year related to Winter Storm Uri; (iii) lower well operating expenses due to cost reduction initiatives, which included moving multiple wells off generator to lower cost line-power and switching wells away from electric submersible pumps to more reliable and cost-efficient gas lift; and (iv) lower variable and semi-variable costs stemming from the 10% production decline between periods. These decreases were partially offset by higher chemical costs, environmental and preventative maintenance expenses, and other fixed and variable costs associated with our higher well count, which increased to 404 gross operated horizontal wells as of December 31, 2021 from 386 gross operated horizontal wells as of December 31, 2020.
LOE per Boe was $4.78 for the year ended December 31, 2021, which represents an increase of $0.33 per Boe (or 7%) from 2020. This increase was primarily driven by per BOE cost increases between periods associated with fixed and semi-variable costs that don’t decrease at the same rate as declines in production, such as monthly rental fees for compressors and other equipment, wellhead chemical costs, and water handling fees. In addition, environmental expenses and preventative maintenance costs were higher for the year ended December 31, 2021 as compared to the same prior year period. These increases were partially offset by the lower level of workover activity in 2021, decreased electricity costs, and the cost reduction initiatives we have undertaken, as discussed above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2021 increased $27.7 million compared to the year ended December 31, 2020. Severance taxes are primarily based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and natural gas properties and vary across the different counties in which we operate. Severance taxes for the year ended 2021 increased $31.3 million compared to the same 2020 period primarily due to higher oil, natural gas and NGL revenues between periods. These increases were partially offset by a $3.6 million decrease in ad valorem taxes between periods due to lower tax assessments on our oil and gas reserve values.

Severance and ad valorem taxes as a percentage of total net revenues decreased to 6.5% for the year ended December 31, 2021 as compared to 6.8% for the year ended December 31, 2020 as a result of the lower 2021 ad valorem tax assessments discussed above.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the year ended December 31, 2021 increased $14.6 million compared to the year ended December 31, 2020. On a per Boe basis, GP&T likewise increased 33% from $2.90 for the year ended December 31, 2020 to $3.86 per Boe for the year ended December 31, 2021. These increases were mainly attributable to (i) higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above, and (ii) a $2.9 million decrease in reimbursements received from third parties for their usage of our available firm transport capacity.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2021	2020
Depreciation, depletion and amortization	$289,122	$358,554
Depreciation, depletion and amortization per Boe	$13.00	$14.59
For the year ended December 31, 2021, DD&A expense amounted to $289.1 million, a decrease of $69.4 million from 2020. Lower DD&A expense in 2021 was due to i) the decline in DD&A rates between periods which decreased DD&A expense by $35.3 million, and ii) the decline in our overall production volumes between periods that lowered DD&A expense by $34.1 million from year to year.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $13.00 for the year ended December 31, 2021 compared to $14.59 in 2020. This decrease in DD&A rate was primarily due to (i) the proved property impairment recognized in the first quarter of 2020, which lowered the carrying value of our depletion base by $591.8 million; (ii) net upward revisions in our proved developed reserves of 4.5 MMBoe for the year ended December 31, 2021 mainly related to higher SEC reserve pricing; and (iii) lower drilling and completion costs per lateral foot in 2021 versus 2020.
Impairment and Abandonment Expense. For the year ended December 31, 2021, $32.5 million of impairment and abandonment expense was incurred related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties.
For the year ended December 31, 2020, $691.2 million of impairment and abandonment expense was incurred related to certain of our oil and gas properties. This expense consisted of (i) a $591.8 million non-cash impairment of our proved properties in the first quarter of 2020 as a result of the depressed NYMEX oil and gas futures curves as of March 31, 2020; (ii) $78.8 million related to the amortization of leasehold expiration costs associated with individually insignificant unproved properties, and (iii) a $20.6 million write-off of individually significant leasehold acreage costs for acres that are not currently included in our future development plan.
Exploration and Other Expenses. The following table summarizes exploration and other expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Geological and geophysical costs	$3,508	$4,533
Stock-based compensation - equity awards	1,883	1,433
Stock-based compensation - liability awards	(89)	90
Stock-based compensation - cash settled awards	314	—
Exploratory dry hole costs	—	6,615
Rig termination fees	—	3,046
Severance payments	—	722
Other expenses	2,267	1,916
Exploration and other expenses	$7,883	$18,355

Exploration and other expenses were $7.9 million for the year ended December 31, 2021 compared to $18.4 million for the year ended December 31, 2020. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period decrease was primarily related to charges incurred in 2020 that did not reoccur in 2021 including: (i) $6.6 million in exploratory dry hole costs; (ii) rig termination fees of $3.0 million recognized in 2020 when we reduced our drilling program from five rigs to none; (iii) $1.7 million in environmental remediation costs; and (iv) $0.7 million in severance payments to G&G employees. Additionally, for the year ended December 31, 2021 there was $1.0 million in lower ongoing G&G personnel costs compared to the year ended December 31, 2020 due to the decrease in headcount related to our 2020 workforce reduction. These decreases were partially offset by $1.3 million in nonrecurring costs incurred in 2021 associated with a sulfur clean-out of a third party’s processing facility and an increase in total stock-based compensation costs incurred during the year ended December 31, 2021 related to restricted stock units that became fully vested during the period as discussed below.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Cash general and administrative expenses	$48,269	$46,356
Stock-based compensation - equity awards	35,658	19,533
Stock-based compensation - liability awards	20,662	3,512
Stock-based compensation - cash settled awards	5,865	—
Severance payments	—	3,466
General and administrative expenses	$110,454	$72,867
G&A expenses for the year ended December 31, 2021 were $110.5 million compared to $72.9 million for the year ended December 31, 2020. Higher G&A in 2021 was the result of a $39.1 million increase in total stock-based compensation expense between periods. This increase was primarily related to a portion of our liability-classified restricted stock units, held by certain officers (non-NEOs) and employees, becoming fully vested following a maximum return event that was triggered in the third quarter of 2021. These awards were settled one-third in cash ($5.9 million) and two-thirds in equity, resulting in an aggregate charge of $21.4 million being recognized during the year ended December 31, 2021. There was an additional $20.5 million increase in total stock-based compensation related to liability-classified performance stock units granted in July 2020 that were outstanding for the entire year and which had a higher fair value as of December 31, 2021, as their fair value is required to be re-measured at each period end date. Refer to Note 6—Stock-Based Compensation under Part II, Item 8 of this Annual Report for additional information regarding these awards and the maximum return event. These increases were partially offset by $3.5 million in severance payments to G&A employees in the 2020 period that did not reoccur in 2021.
Net Gain (Loss) on Sale of Long-Lived Assets. During the year ended December 31, 2021, we completed the sale of approximately 6,200 net leasehold acres for an unadjusted sales price of $101 million. This divestiture represented the sale of an entire field, which resulted in a net gain on sale of $33.9 million. Refer to Note 2—Property Divestitures under Part II, Item 8 of this Annual Report for additional information.
Other Income and Expense.
Interest Expense. The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Credit Facility	$10,771	$12,973
8.000% Senior Secured Notes due 2025	2,908	6,185
5.375% Senior Notes due 2026	15,556	17,884
6.875% Senior Notes due 2027	24,500	28,368
3.250% Convertible Senior Notes due 2028	4,315	—
Amortization of debt issuance costs and debt discount	4,992	5,923
Interest capitalized	(1,754)	(2,141)
Total	$61,288	$69,192
Interest expense was $7.9 million lower for the year ended December 31, 2021 compared to the year ended December 31, 2020 mainly due to (i) $6.2 million in lower interest incurred on our Senior Unsecured Notes during 2021, as $110.6 million of the senior notes due 2026 and $143.7 million of the senior notes due 2027 were extinguished in our debt exchange transaction in

May 2020; (ii) $3.3 million in decreased interest expense on our Senior Secured Notes due 2025 that were redeemed in their entirety in April of 2021; and (iii) $2.2 million in lower interest expense incurred on our credit facility due to fewer borrowings outstanding during 2021. These decreases were partially offset by $4.3 million in interest incurred on our Convertible Senior Notes that were issued in March of 2021. Refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report for additional information on our senior notes and debt transactions.
Our weighted average borrowings outstanding under our credit facility were $265.8 million during 2021 compared to $334.2 million in 2020. Our credit facility’s weighted average effective interest rate (which is a LIBOR-based rate) remained consistent at 3.3% for the years ended December 31, 2021 and 2020.
Gain (loss) on extinguishment of debt. During the year ended December 31, 2021, we redeemed at par all of our $127.1 million aggregate principal amount of Senior Secured Notes outstanding. In connection with this redemption, we incurred a loss on debt extinguishment of $22.2 million related to the write-off of all unamortized debt issuance costs and debt discounts associated with these notes.
A gain of $143.4 million was recognized for the year ended December 31, 2020 related to our 2020 debt exchange transaction. This gain was determined based on the difference between the carrying value of the Senior Unsecured Notes extinguished less the fair value of our newly issued Senior Secured Notes on their date of issuance. Refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report for additional information regarding the debt extinguishment transactions discussed above.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Realized cash settlement gains (losses)	$(132,125)	$(46,651)
Non-cash mark-to-market derivative gain (loss)	(16,700)	(17,884)
Total	$(148,825)	$(64,535)
Income Tax (Expense) Benefit: The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated.

	Year Ended December 31,
(in thousands)	2021	2020
Income (loss) before income taxes	$138,744	$(770,323)
Income tax (expense) benefit	(569)	85,124
Our provision for income taxes for the years ended December 31, 2021 and 2020 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences; (ii) state income taxes; and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the year ended December 31, 2020, we recognized a deferred tax asset valuation allowance (“Valuation Allowance”) of $77.0 million against net operating losses generated during the period, which were estimated as unlikely to be realized in future periods. During the year ended December 31, 2021, we reduced our Valuation Allowance to $40.1 million as a result of net income generated during the year. These changes in our Valuation Allowance during each respective year are the primary factor reducing our income tax expense to $0.6 million and benefit to $85.1 million from the income tax expense or benefit that would otherwise be due based on U.S. statutory rates, for the years ended December 31, 2021 and December 31, 2020, respectively.
For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

(in millions)	Year Ended December 31, 2021
Drilling, completion and facilities	$313.0
Infrastructure, land and other	8.5
Total capital expenditures incurred	$321.5

We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program for the year ended December 31, 2021, and we plan to operate two rigs throughout 2022. We expect our total capex budget for 2022 to be between $365 million to $425 million, of which $350 million to $400 million is allocated to drilling, completion and facilities activity. We funded our capital expenditures for 2021 entirely from cash flows from operations, and we expect to fund our 2022 capex budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place. We were free cash flow positive during the year ended December 31, 2021 such that (notwithstanding our debt refinancing transactions discussed below and net proceeds received from oil and gas property sales) we were still able to pay down material borrowings under our credit agreement during the period. Based upon current commodity prices, we expect to continue to pay down borrowings next year from our expected free cash flow generation in 2022, and in addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt or equity in open-market purchases, privately negotiated transactions or otherwise.
In February 2022, our Board of Directors authorized a Repurchase Program to acquire up to $350 million of our outstanding Common Stock. We intend to use the program to reduce our shares of Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flow from operations. Such repurchases or exchanges would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of our capital expenditures. We can choose to defer or accelerate a portion of our planned capex depending on a variety of factors, including but not limited to: prevailing and anticipated prices for crude oil and natural gas; oil storage or transportation constraints; the success of our drilling activities; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; property or land acquisition costs; and the level of participation by other working interest owners.
We cannot ensure that cash flows from operations will be available or other sources of needed capital on acceptable terms, or at all. Further, our ability to access the public or private debt or equity capital markets at economic terms in the future will be affected by general economic conditions, the domestic and global oil and financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.
Moreover, to manage our future maturities, lower interest expense, and improve our liquidity position, we issued 3.25% Convertible Senior Notes in March 2021, which resulted in net proceeds of $163.6 million. The proceeds were used to repay borrowing outstanding under CRP’s revolving credit facility and to fund the cost of entering into capped call spread transactions of $14.7 million. In April 2021, we redeemed at par all of our 2025 senior secured notes ($127.1 million) that bore interest at 8% per year and paid accrued interest of $3.8 million on these notes, which was the intended use of proceeds from the Convertible Senior Notes offering. As a result of this refinancing transaction, we were also able to reduce net borrowings outstanding under CRP’s revolving credit facility by approximately $20 million.

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$525,619	$171,376	$564,173
Net cash used in investing activities	(226,476)	(326,323)	(932,989)
Net cash (used in) provided by financing activities	(297,547)	147,743	362,937

Cash Flows from 2021 Compared to 2020. For the year ended December 31, 2021, we generated $525.6 million of cash from operating activities, an increase of $354.2 million from 2020. Cash provided by operating activities increased primarily due to higher realized prices for all commodities, lower exploration and other expense, cash interest payments, lease operating expenses, and the timing of vendor payments during 2021 as compared to 2020. These increasing factors were partially offset by lower production volumes, higher GP&T and severance and ad valorem costs, the timing of our receivable collections, and cash settlement losses from derivatives for the year ended December 31, 2021 as compared to the same 2020 period. Refer to Results of Operations for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
For the year ended December 31, 2021, cash flows from operating activities, proceeds from the sale of oil and natural gas properties and net proceeds from the issuance of the Convertible Senior Notes were used to finance $319.6 million of drilling and development cash expenditures, repay net borrowings of $305 million under our credit facility, redeem $127.1 million of our 2025 senior secured notes outstanding and to fund $14.7 million in capped call transactions.
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
Credit Agreement
CRP, our consolidated subsidiary, had a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of December 31, 2021, we had $25.0 million in borrowings outstanding and $669.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit.
On February 18, 2022, CRP entered into an amended and restated credit agreement (the “Amended Credit Agreement”) with a syndicate of banks replacing our previous Credit Agreement. The Amended Credit Agreement increased our elected commitments to $750 million, increased our borrowing base to $1.15 billion and extended the maturity of the credit facility to February 2027. Additionally, the Amended Credit Agreement provides for, among other things, the ability to repurchase outstanding common stock and junior debt, subject to certain leverage and elected commitment availability conditions and subject to the requirement that such repurchases are funded from our free cash flow. The Amended Credit Agreement also reflected a replacement of all provisions and related definitions regarding LIBOR with the Secured Overnight Financing Rate (“SOFR”).
The amount available to be borrowed under the Amended Credit Agreement is redetermined semi-annually each April 1 and October 1 by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from those reserves, and our commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Amended Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company.
Borrowings under the Amended Credit Agreement may be base rate loans or SOFR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of elected commitments utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate for a one-

month interest period plus 100 basis points, plus an applicable margin, ranging from 125 to 225 basis points, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused elected commitment amounts under its facility.
The Amended Credit Agreement contains restrictive covenants that limit our ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make restricted payments; (v) repurchase or redeem junior debt; (vi) enter into commodity hedges exceeding a specified percentage of our expected production; (vii) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (viii) incur liens; (ix) sell assets; and (x) engage in transactions with affiliates.
The Amended Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Amended Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, as defined within the Amended Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
CRP was in compliance with the covenants and financial ratios under the Amended Credit Agreement described above through the filing of this Annual Report.
Convertible Senior Notes
On March 19, 2021, CRP issued $150.0 million in aggregate principal amount of Convertible Senior Notes. On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028. Interest is payable semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2021. The Convertible Senior Notes can be converted by noteholders prior to their maturity date upon the occurrence of certain events. CRP can settle the Convertible Senior Notes by paying or delivering cash, shares of our Common Stock, or a combination of cash and Common Stock, at CRP’s election.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s outstanding Senior Unsecured Notes as defined below.
In connection with the Convertible Senior Note issuance, CRP entered into privately negotiated capped call spread transactions (the “Capped Call Transactions”), that are expected to reduce potential dilution to the Common Stock upon a conversion and/or offset any cash payments CRP is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Common Stock and an initial capped price of $8.4525 per share of Common Stock (each subject to certain customary adjustments per the agreements).
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2021 and through the filing of this Annual Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part II, Item 8 of this Annual Report.

Obligations and Commitments
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2021 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases(1)	$1,603	$2,395	$2,452	$2,522	$2,341	$10,691	$22,004
Purchase obligations(2)	5,157	5,192	5,206	5,192	5,192	—	25,939
Asset retirement obligations(3)	229	—	490	—	—	16,521	17,240
Long term debt obligations(4)	—	25,000	—	—	289,448	526,351	840,799
Cash interest expense on long-term debt obligations(5)	48,841	46,689	45,582	45,582	30,672	13,114	230,480
Transportation agreements(6)	2,989	—	—	—	—	—	2,989
Cash based compensation awards(7)	859	50,366	—	—	—	—	51,225
Total	$59,678	$129,642	$53,730	$53,296	$327,653	$566,677	$1,190,676

(1)    Operating leases consist of our office rental agreements and other wellhead equipment. Please refer to Note 15—Leases under Part II, Item 8 of this Annual Report for details on our operating lease commitments.
(2)    Consists of an energy purchase agreement to buy a minimum amount of electricity at a fixed price or pay for underutilization. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of this contract as of December 31, 2021, however actual expenditures may exceed the minimum commitments presented above.
(3)    Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.
(4)    Long-term debt consists of the principal amounts of our senior notes due and borrowings outstanding under the Credit Agreement as of December 31, 2021.
(5)    Cash interest expense on our senior notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the Credit Agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.
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
(7)    Consists of compensation based awards that are settable in cash including 5.5 million performance stock units. The obligation reported above for these performance stock units is based upon their estimated fair value as of December 31, 2021. However, these awards are subject to market-based vesting criteria with a payout ranging from 0% to 200% of the target number of units. Refer to Note 6—Stock-Based Compensation in Part II, Item 8. Financial Statements and Supplementary Data in this Annual Report for more information.
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
 The process of estimating quantities of proved reserves is inherently imprecise and relies on the following: i) interpretations and judgment of available geological, geophysical, engineering and production data; ii) certain economic assumptions, some of which are mandated by the SEC, such as commodity prices; and iii) assumptions and estimates of underlying inputs such as operating expenses, capital expenditures, plug and abandonment costs and taxes. All of these assumptions may differ substantially from actual results, which could result in a significant change in our estimated quantities of proved reserves and their future net cash flows. We continually make revisions to reserve estimates throughout the year as additional information becomes available, and we make changes to depletion rates in the same reporting period that changes to reserve estimates are made.
Impairment of Oil and Natural Gas Properties
We assess our proved properties for impairment when events or changes in circumstances indicate that the carrying value of such proved property assets may not be recoverable. For purposes of an impairment evaluation, our proved oil and natural gas properties must be grouped at the lowest level for which independent cash flows can be identified. If the sum of the undiscounted estimated cash flows from the use of the asset group and its eventual disposition is less than the carrying value of an asset group, the carrying value is written down to its estimated fair value. Fair value for the purpose of measuring impairment write-downs are calculated using the present value of expected future cash flows that are estimated to be generated from the asset group. Fair value estimates are based on projected financial information which we believe to be reasonably likely to occur, as of the date that the impairment write-down is being measured. However, such future cash flow estimates are based on numerous assumptions that can materially affect our estimates, and such assumptions are subject to change with variations in commodity prices, production performance, drilling results, operating and development costs, underlying oil and gas reserve quantities, and other internal or external factors.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the year ended December 31, 2021, our oil and gas sales for the year ended December 31, 2021 would have moved up or down $74.3 million for each 10% change in oil prices per Bbl, $13.7 million for each 10% change in NGL prices per Bbl, and $14.9 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used and will continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate the price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the variability in cash flows that can emanate from fluctuations in oil and natural gas prices, and they thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they partially limit our potential gains from future increases in price. Our Amended Credit Agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated, projected production from proved properties.
The table below summarizes the terms of the derivative contracts we had in place as of December 31, 2021 and additional contracts entered into through February 18, 2022. Refer to Note 7—Derivative Instruments under Part II, Item 8 of this Annual Report for open derivative positions as of December 31, 2021.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2022 - March 2022	1,080,000	12,000	$65.03
	April 2022 - June 2022	1,092,000	12,000	65.28
	July 2022 - September 2022	782,000	8,500	65.46
	October 2022 - December 2022	690,000	7,500	65.63
	January 2023 - March 2023	225,000	2,500	73.51
	April 2023 - June 2023	227,500	2,500	73.25
	July 2023 - September 2023	92,000	1,000	72.98
	October 2023 - December 2023	92,000	1,000	72.98

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2022 - March 2022	225,000	2,500	$63.60	-	$74.30
	April 2022 - June 2022	227,500	2,500	63.20	-	72.41
	July 2022 - September 2022	184,000	2,000	75.00	-	89.05
	October 2022 - December 2022	184,000	2,000	75.00	-	89.05
	January 2023 - March 2023	225,000	2,500	70.00	-	81.36
	April 2023 - June 2023	227,500	2,500	70.00	-	81.36
	July 2023 - September 2023	138,000	1,500	70.00	-	80.17
	October 2023 - December 2023	138,000	1,500	70.00	-	80.17

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	January 2022 - March 2022	538,500	5,983	$0.29
	April 2022 - June 2022	591,500	6,500	0.32
	July 2022 - September 2022	552,000	6,000	0.29
	October 2022 - December 2022	552,000	6,000	0.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	January 2022 - March 2022	900,000	10,000	$0.71
	April 2022 - June 2022	910,000	10,000	0.71
	July 2022 - September 2022	920,000	10,000	0.71
	October 2022 - December 2022	920,000	10,000	0.71

(1)    These crude oil swap transactions are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil collars are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2022 - March 2022	2,700,000	30,000	$3.00
	April 2022 - June 2022	2,730,000	30,000	3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(2)
Natural gas collars	January 2022 - March 2022	1,800,000	20,000	$3.15	-	$4.65
	April 2022 - June 2022	1,820,000	20,000	3.50	-	3.97
	July 2022 - September 2022	1,840,000	20,000	3.50	-	3.97
	October 2022 - December 2022	2,450,000	26,630	3.87	-	5.06
	January 2023 - March 2023	2,700,000	30,000	4.00	-	5.42
	April 2023 - June 2023	910,000	10,000	3.00	-	4.09
	July 2023 - September 2023	920,000	10,000	3.00	-	4.09
	October 2023 - December 2023	920,000	10,000	3.17	-	4.74
	January 2024 - March 2024	910,000	10,000	3.25	-	5.06

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2022 - March 2022	4,500,000	50,000	$(0.29)
	April 2022 - June 2022	1,820,000	20,000	(0.45)
	July 2022 - September 2022	1,840,000	20,000	(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	1,350,000	15,000	(0.85)
	April 2023 - June 2023	1,365,000	15,000	(0.85)
	July 2023 - September 2023	1,380,000	15,000	(0.85)
	October 2023 - December 2023	1,380,000	15,000	(0.85)

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
Changes in the fair value of derivative contracts from December 31, 2020 to December 31, 2021, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2020	$(18,209)
Commodity hedge contract settlement payments, net of any receipts	132,125
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(148,826)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2021	$(34,910)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2021 would cause a $29.4 million increase or $29.0 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of December 31, 2021 would cause a $3.5 million increase or $3.4 million decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s Amended Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility.
At December 31, 2021, we had $25.0 million of debt outstanding under our previous credit facility, with a weighted average interest rate of 3.00%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would have been approximately $0.3 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates that are applicable to our outstanding indebtedness.
The remaining long-term debt principal balance of $815.8 million consists of our senior notes, which have fixed interest rates; therefore, interest payments that come due on this indebtedness are not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 8. Financial Statements and Supplementary Data in this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CENTENNIAL RESOURCE DEVELOPMENT, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Centennial Resource Development, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Estimation of oil and gas reserves on depletion expense related to proved oil and gas properties
As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development     costs are depleted on a units-of-production method, which is based on the estimated oil and gas reserves remaining. For the year ended December 31, 2021, the Company recorded depletion expense of proved oil and gas properties included in total depreciation, depletion and amortization expense of $289.1 million. The estimation of economically recoverable proved oil and gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, operating and development cost assumptions and forecasted oil and gas prices inclusive of market differentials. The Company annually engages independent reserve engineers to estimate the proved oil and gas reserves and the Company’s internal reserve engineers update the estimates of proved oil and gas reserves on a quarterly basis.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate depletion expense related to proved oil and gas properties. This included controls related to the assumptions used in the proved oil and gas reserves estimate, and to calculate depletion expense. We evaluated (1) the professional qualifications of the Company’s internal reserve engineers as well as the external reserve engineers and external engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and external reserve engineers, and (3) the relationship of the external reserve engineers and external engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We assessed the data used in the average of the first-day-of-the-month pricing assumptions used in the internal reserve engineers’, and the independent reserve engineers’ estimates of the proved reserves, by comparing them to publicly available oil and gas benchmark pricing data, calculations of historical differentials and existing contractual arrangements. We evaluated assumptions used in the internal reserve engineers’ and independent reserve engineers’ estimates regarding future operating and development costs by comparing them to historical information including assessing the nature and timing of future development costs compared to development plan. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the report of the Company’s independent reserve engineers in order to understand the methods and assumptions used by the independent reserve engineers in connection with our evaluation of the Company’s reserve estimates. We compared reserve quantity information to the corresponding information used for depletion expense and recalculated the depletion expense for compliance with regulatory standards.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Denver, Colorado
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Centennial Resource Development, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Centennial Resource Development, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Denver, Colorado
February 24, 2022

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$9,380	$5,800
Accounts receivable, net	71,295	54,557
Prepaid and other current assets	5,860	5,229
Total current assets	86,535	65,586
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,040,386	1,209,205
Proved properties	4,623,726	4,395,473
Accumulated depreciation, depletion and amortization	(1,989,489)	(1,877,832)
Total oil and natural gas properties, net	3,674,623	3,726,846
Other property and equipment, net	11,197	12,650
Total property and equipment, net	3,685,820	3,739,496
Noncurrent assets
Operating lease right-of-use assets	16,385	3,176
Other noncurrent assets	15,854	19,167
TOTAL ASSETS	$3,804,594	$3,827,425

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$130,256	$110,439
Operating lease liabilities	1,413	3,155
Other current liabilities	36,230	18,274
Total current liabilities	167,899	131,868
Noncurrent liabilities
Long-term debt, net	825,565	1,068,624
Asset retirement obligations	17,240	17,009
Deferred income taxes	2,589	2,589
Operating lease liabilities	16,002	422
Other noncurrent liabilities	24,579	2,952
Total liabilities	1,053,874	1,223,464
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value, 620,000,000 shares authorized:
Class A: 294,260,623 shares issued and 284,696,972 shares outstanding at December 31, 2021 and 290,645,623 shares issued and 278,551,901 shares outstanding at December 31, 2020	29	29
Additional paid-in capital	3,013,017	3,004,433
Retained earnings (accumulated deficit)	(262,326)	(400,501)
Total shareholders’ equity	2,750,720	2,603,961
Noncontrolling interest	—	—
Total equity	2,750,720	2,603,961
TOTAL LIABILITIES AND EQUITY	$3,804,594	$3,827,425
The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Operating revenues
Oil and gas sales	$1,029,892	$580,456	$944,330
Operating expenses
Lease operating expenses	106,419	109,282	145,976
Severance and ad valorem taxes	67,140	39,417	63,200
Gathering, processing and transportation expenses	85,896	71,309	72,834
Depreciation, depletion and amortization	289,122	358,554	444,243
Impairment and abandonment expense	32,511	691,190	47,245
Exploration and other expenses	7,883	18,355	11,390
General and administrative expenses	110,454	72,867	79,156
Total operating expenses	699,425	1,360,974	864,044
Net gain (loss) on sale of long-lived assets	34,168	398	(857)
Proceeds from terminated sale of assets	5,983	—	—
Income (loss) from operations	370,618	(780,120)	79,429

Other income (expense)
Interest expense	(61,288)	(69,192)	(55,991)
Gain (loss) on extinguishment of debt	(22,156)	143,443	—
Net gain (loss) on derivative instruments	(148,825)	(64,535)	(1,561)
Other income (expense)	395	81	334
Total other income (expense)	(231,874)	9,797	(57,218)

Income (loss) before income taxes	138,744	(770,323)	22,211
Income tax (expense) benefit	(569)	85,124	(5,797)
Net income (loss)	138,175	(685,199)	16,414
Less: Net (income) loss attributable to noncontrolling interest	—	2,362	(616)
Net income (loss) attributable to Class A Common Stock	$138,175	$(682,837)	$15,798

Income (loss) per share of Class A Common Stock:
Basic	$0.49	$(2.46)	$0.06
Diluted	$0.46	$(2.46)	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$138,175	$(685,199)	$16,414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	289,122	358,554	444,243
Stock-based compensation expense - equity awards	37,541	20,966	28,997
Stock-based compensation expense - liability awards	20,573	3,602	—
Impairment and abandonment expense	32,511	691,190	47,245
Exploratory dry hole costs	—	6,615	—
Deferred tax expense (benefit)	569	(85,124)	5,797
Net (gain) loss on sale of long-lived assets	(34,168)	(398)	857
Non-cash portion of derivative (gain) loss	16,700	17,884	(4,094)
Amortization of debt issuance costs and debt discount	4,992	5,923	2,861
(Gain) loss on extinguishment of debt	22,156	(143,443)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(21,475)	44,572	(10,098)
(Increase) decrease in prepaid and other assets	2,907	(3,804)	(1,882)
Increase (decrease) in accounts payable and other liabilities	16,016	(59,962)	33,833
Net cash provided by operating activities	525,619	171,376	564,173
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(6,510)	(8,464)	(103,709)
Drilling and development capital expenditures	(319,640)	(318,465)	(855,153)
Purchases of other property and equipment	(901)	(1,083)	(8,857)
Proceeds from sales of oil and natural gas properties	100,575	1,689	34,730
Net cash used in investing activities	(226,476)	(326,323)	(932,989)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	570,000	570,000	595,000
Repayment of borrowings under revolving credit facility	(875,000)	(415,000)	(720,000)
Proceeds from issuance of senior notes	170,000	—	496,175
Debt exchange and debt issuance costs	(6,421)	(6,650)	(7,200)
Premiums paid on capped call transactions	(14,688)	—	—
Redemption of senior secured notes	(127,073)	—	—
Proceeds from exercise of stock options	132	—	—
Restricted stock used for tax withholdings	(14,497)	(607)	(1,038)
Net cash (used in) provided by financing activities	(297,547)	147,743	362,937
Net increase (decrease) in cash, cash equivalents and restricted cash	1,596	(7,204)	(5,879)
Cash, cash equivalents and restricted cash, beginning of period	8,339	15,543	21,422
Cash, cash equivalents and restricted cash, end of period	$9,935	$8,339	$15,543

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash paid for interest	$57,943	$69,675	$48,905
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$29,128	$23,409	$97,090
Asset retirement obligations incurred, including revisions to estimates	249	(563)	2,262
Change in senior notes from debt exchange:
Senior Secured Notes issued in the debt exchange, net of debt discount	—	106,030	—
2026 Senior Notes extinguished in the debt exchange, net of unamortized debt issue costs	—	(108,632)	—
2027 Senior Notes extinguished in the debt exchange, net of unamortized discount and debt issue costs	—	(140,840)	—

Reconciliation of cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$9,380	$5,800	$10,223
Restricted cash(1)	555	2,539	5,320
Total cash, cash equivalents and restricted cash	$9,935	$8,339	$15,543

(1)    Included in Prepaid and other current assets as of December 31, 2021 and in Prepaid and other current assets and Other noncurrent assets as of December 31, 2020 and 2019 in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	265,859	$27	12,003	$1	$2,833,611	$266,538	$3,100,177	$143,692	$3,243,869
Restricted stock issued	4,109	—	—	—	—	—	—	—	—
Restricted stock forfeited	(116)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(171)	—	—	—	(1,038)	—	(1,038)	—	(1,038)
Stock-based compensation - equity awards	—	—	—	—	28,997	—	28,997	—	28,997
Conversion of common shares from Class C to Class A, net of tax	10,969	1	(10,969)	(1)	114,186	—	114,186	(131,727)	(17,541)
Net income (loss)	—	—	—	—	—	15,798	15,798	616	16,414
Balance at December 31, 2019	280,650	28	1,034	—	2,975,756	282,336	3,258,120	12,581	3,270,701
Restricted stock issued	10,246	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(897)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(550)	—	—	—	(607)	—	(607)	—	(607)
Issuance of Class A common stock under Employee Stock Purchase Plan	163	—	—	—	308	—	308	—	308
Stock-based compensation - equity awards	—	—	—	—	20,966	—	20,966	—	20,966
Conversion of common shares from Class C to Class A, net of tax	1,034	—	(1,034)	—	8,011	—	8,011	(10,219)	(2,208)
Net income (loss)	—	—	—	—	—	(682,837)	(682,837)	(2,362)	(685,199)
Balance at December 31, 2020	290,646	29	—	—	3,004,433	(400,501)	2,603,961	—	2,603,961
Restricted stock issued	6,075	—	—	—	—	—	—	—	—
Restricted stock forfeited	(42)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(2,896)	—	—	—	(14,497)	—	(14,497)	—	(14,497)
Issuance of Class A common stock under Employee Stock Purchase Plan	446	—	—	—	96	—	96	—	96
Capped call premiums	—	—	—	—	(14,688)	—	(14,688)	—	(14,688)
Stock-based compensation - equity awards	—	—	—	—	37,541	—	37,541	—	37,541
Stock option exercises	32	—	—	—	132	—	132	—	132
Net income (loss)	—	—	—	—	—	138,175	138,175	—	138,175
Balance at December 31, 2021	294,261	$29	—	$—	$3,013,017	$(262,326)	$2,750,720	$—	$2,750,720

The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of crude oil and associated liquids-rich natural gas reserves in the Permian Basin. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Centennial” or the “Company” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, its subsidiary CRP and CRP’s wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
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
The more significant areas requiring the use of assumptions, judgments and estimates include: (i) oil and natural gas reserves; (ii) cash flow estimates used in impairment tests of long-lived assets; (iii) impairment expense of unproved properties; (iv) depreciation, depletion and amortization; (v) asset retirement obligations; (vi) determining fair value and allocating purchase price in connection with business combinations and asset acquisitions; (vii) accrued revenues and related receivables; (viii) accrued liabilities; (ix) derivative valuations; (x) deferred income taxes; and (xi) determining the fair value of certain stock-based compensation awards.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. Such amounts are included in Prepaid and other current assets as of December 31, 2021 and in Prepaid and other current assets and Other noncurrent assets as of December 31, 2020 in the consolidated balance sheets.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had $0.1 million in allowance for doubtful accounts as of December 31, 2021 and December 31, 2020.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Other Concentrations
Centennial is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below summarizes the purchasers that accounted for 10% or more of the Company’s total net revenues for the periods presented:

	Year Ended December 31,
	2021	2020	2019
BP America	50%	47%	37%
Shell Trading (US) Company	22%	20%	11%
Eagleclaw Midstream Ventures, LLC	11%	8%	8%
ExxonMobil Oil Corporation	—%	4%	26%

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
The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. The Company capitalized interest of $1.8 million, $2.1 million and $4.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. For the year ended December 31, 2020, a non-cash impairment of $591.8 million for proved oil and natural gas properties was recorded as a result of depressed oil and natural gas commodity prices. There were no impairments

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of proved oil and natural gas properties for the years ended December 31, 2021 and 2019. Refer to Note 8—Fair Value Measurements for additional information on the 2020 impairment charge.
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
Stock-Based Compensation
The Company’s stock-based compensation consists of equity grants of restricted stock, stock options, and performance stock units to employees and directors, an employee stock purchase plan which is available to eligible employees, and grants of restricted stock units and performance stock units that are settled in cash. The Company determines compensation expense related to all equity-based awards based on their estimated fair value, and such expense is recognized on a straight-line basis over the applicable service period of the award. For cash settled awards classified as liabilities, compensation expense is estimated based on the fair value of the awards as of the balance sheet date, and such expense is recognized ratably over the period in which the award is expected to be paid. See Note 6—Stock-Based Compensation for additional information regarding the Company’s stock-based compensation.
Earnings (Loss) Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to the Company’s Class A common stock (the “Common Stock”) by the weighted average shares of Common Stock outstanding during each period. Dilutive EPS is calculated by dividing adjusted net income available to Common Stock by the weighted average shares of diluted Common Stock outstanding, which includes the effect of potentially dilutive securities. See Note 10—Earnings Per Share for additional information regarding the Company’s computation of EPS.
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
Note 2—Property Divestitures
2021 Disposition
    On December 1, 2021, the Company completed the sale of approximately 6,200 net leasehold acres for an unadjusted sales price of $101 million. The divested assets represent non-core acreage that was mostly undeveloped but also contained 20 producing wells located on the southernmost portion of the Company’s position in Reeves County, Texas. This divestiture represented the sale of an entire field, which resulted in a net gain on sale of $33.9 million. The Company used the net proceeds from the sale to repay a portion of its borrowings outstanding under its Credit Agreement.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2020 Disposition
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
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued oil and gas sales receivable, net	$57,287	$41,670
Joint interest billings, net	12,449	12,770
Other	1,559	117
Accounts receivable, net	$71,295	$54,557

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accounts payable	$9,736	$5,052
Accrued capital expenditures	24,377	21,471
Revenues payable	40,438	42,115
Accrued employee compensation and benefits	17,218	11,516
Accrued interest	15,259	15,138
Accrued derivative settlements payable	8,591	3,488
Accrued expenses and other	14,637	11,659
Accounts payable and accrued expenses	$130,256	$110,439

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Credit Facility due 2023	$25,000	$330,000

Senior Notes
8.00% Senior Secured Notes due 2025	—	127,073
5.375% Senior Notes due 2026	289,448	289,448
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	—
Unamortized debt issuance costs on Senior Notes	(13,279)	(12,790)
Unamortized debt discount	(1,955)	(21,458)
Senior Notes, net	800,565	738,624

Total long-term debt, net	$825,565	$1,068,624

Credit Agreement
CRP, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing on May 4, 2023 (the “Credit Agreement”). As of December 31, 2021, the Company had $25.0 million in borrowings outstanding and $669.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit outstanding. From May of 2020 until April of 2021, the borrowing base had been reduced by an availability blocker of $31.8 million tied to the Senior Secured Notes. However, this availability blocker was eliminated as a result of the Senior Secured Notes redemption defined and discussed below.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, which was set at $700.0 million, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations on January 1 and July 1. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from these reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company. In February 2022, CRP entered into a new revolving credit facility that replaced the existing Credit Agreement; refer to Note 16—Subsequent events for additional information.
Borrowings under the Credit Agreement may be base rate loans or LIBOR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for LIBOR loans. LIBOR loans bear interest at LIBOR (adjusted for statutory reserve requirements and subject to 1% floor) plus an applicable margin, which ranged from 200 to 300 basis points as of December 31, 2021, depending on the percentage of the borrowing base utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted LIBOR rate for a one-month interest period plus 100 basis points, plus an applicable margin, which ranged 100 to 200 basis points as of December 31, 2021, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused amounts under its facility.
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
CRP’s Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding any current portion of long-term debt due under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0;

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
CRP was in compliance with the covenants and applicable financial ratios described above as of December 31, 2021.
Convertible Senior Notes
On March 19, 2021, CRP issued $150 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. These issuances resulted in aggregate net proceeds to CRP of $163.6 million, after deducting debt issuance costs of $6.4 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2021.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs in the line item Long-term debt, net in the consolidated balance sheets. As of December 31, 2021, the net liability recorded related to the Convertible Senior Notes was $164.2 million.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Unsecured Notes Debt Exchange
On May 22, 2020, CRP completed its private exchange of debt pursuant to which a $254.2 million aggregate principal amount of Senior Unsecured Notes (defined below) was validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount (the “Debt Exchange”) of newly issued 8.00% second lien senior secured notes due 2025 (the “Senior Secured Notes”). The Company’s Debt Exchange was accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments. As a result, a gain on the exchange of debt of $143.4 million was recognized in the consolidated statement of operations during the second quarter of 2020, which consisted of the carrying values of the Senior Unsecured Notes exchanged less the aggregate principal amount of the new Senior Secured Notes issued, net of their associated debt discount of $21.0 million, which was based on the Senior Secured Notes’ estimated fair value on the exchange date.
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
Senior Unsecured Notes
On March 15, 2019, CRP issued $500.0 million of 6.875% senior unsecured notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to CRP of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears on each April 1 and October 1, which commenced on October 1, 2019. In May 2020 in connection with the Debt Exchange, $143.7 million aggregate principal amount of the 2027 Senior Notes was exchanged for Senior Secured Notes. As of December 31, 2021, the remaining aggregate principal amount of 2027 Senior Notes outstanding was $356.4 million.
On November 30, 2017, CRP issued at par $400.0 million of 5.375% senior unsecured notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes, the “Senior Unsecured Notes”) in an 144A private placement that resulted in net proceeds to CRP of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears on each January 15 and July 15, which commenced on July 15, 2018. In May 2020 in connection with the Debt Exchange, $110.6 million aggregate principal amount of the 2026 Senior Notes was exchanged for Senior Secured Notes. As of December 31, 2021, the remaining aggregate principal amount of 2026 Senior Notes outstanding was $289.4 million.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of December 31, 2021 and through the filing of this Annual Report.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) that are associated with its oil and gas properties for the periods presented:

(in thousands)	December 31, 2021	December 31, 2020
Asset retirement obligations, beginning of period	$17,009	$16,874
Liabilities incurred	194	589
Liabilities on acquired properties	—	147
Liabilities divested and settled	(1,226)	(578)
Accretion expense	1,208	1,128
Revision to estimated cash flows	55	(1,151)
Asset retirement obligations, end of period	$17,240	$17,009

ARO reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of equipment and facilities from leased acreage and land restoration in accordance with applicable local, state and federal laws. Inherent in the fair value calculation of ARO are numerous estimates and assumptions, including plug and abandonment settlement amounts, inflation factors, credit adjusted discount rates and the timing of settlement. To the extent future revisions to these assumptions impact the value of the existing ARO liabilities, a corresponding offsetting adjustment is made to the oil and gas property balance. Changes in the liability due to the passage of time are recognized as an increase in the carrying amount of the liability with an offsetting charge to accretion expense, which is included within depreciation, depletion and amortization.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Equity Awards
Restricted stock	$33,162	$15,355	$15,929
Stock option awards	737	1,980	9,562
Performance stock units	3,350	3,312	3,374
Other stock-based compensation expense(1)	292	319	132
Total stock-based compensation - equity awards	37,541	20,966	28,997
Liability Awards
Restricted stock units	4,392	1,788	—
Performance stock units	22,360	1,814	—
Total stock-based compensation - liability awards	26,752	3,602	—
Total stock-based compensation expense	$64,293	$24,568	$28,997

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
Restricted Stock
The following table provides a summary of the restricted stock activity during the year ended December 31, 2021:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2020	12,093,723	$2.33
Granted	3,091,222	5.25
Vested	(4,970,437)	3.04
Forfeited	(70,821)	5.73
Unvested balance as of December 31, 2021	10,143,687	2.85
The Company grants service-based restricted stock to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. There were 3.1 million shares of restricted stock granted during the year ended December 31, 2021, including 0.6 million shares of restricted stock units that can be settled in either Common Stock or cash upon vesting at the Company’s discretion. The Company intends and has the ability to settle these restricted stock units in Common Stock upon vesting and has treated them as equity-based awards accordingly. The weighted average fair value for restricted stock

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted was $5.25, $1.12 and $6.59 per share for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of restricted stock that vested for the years ended December 31, 2021, 2020 and 2019 was $15.1 million, $17.4 million and $12.0 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of December 31, 2021 was $21.8 million, which the Company expects to recognize over a weighted average period of 2.2 years.
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
The following table summarizes the assumptions and related information used to determine the grant-date fair value of stock options awarded for the periods presented. No stock options were granted during the year ended December 31, 2021.

	Years Ended December 31,
	2020	2019
Weighted average grant-date fair value per share	$1.16	$4.32
Expected term (in years)	6	6
Expected stock volatility	86%	47%
Dividend yield	—	—
Risk-free interest rate	1.0%	2.2%

The following table provides information about stock option awards outstanding during the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	2,363,334	$15.07
Granted	—	—
Exercised	(32,033)	4.11		$84
Forfeited	(29,006)	4.90
Expired	(89,497)	16.32
Outstanding as of December 31, 2021	2,212,798	15.31	5.4	$293
Exercisable as of December 31, 2021	2,094,286	15.84	5.3	$82

The total fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019 was $1.2 million, $5.7 million and $10.2 million, respectively. The intrinsic value of the stock options exercised during the year ended December 31, 2021 and 2020 was minimal, and there were no stock options exercised during the year ended December 31, 2019. As of December 31, 2021, there was $0.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.8 years.
Performance Stock Units
The Company grants performance stock units to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. These market-based conditions must be met in order for these stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for these performance stock units subject to market conditions regardless of whether such conditions are met or not, and compensation expense is not reversed if vesting does not actually occur.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2021, there were 1.1 million shares of performance stock units granted that can be settled in either Common Stock or cash upon vesting at the Company’s discretion. The Company intends to settle these performance stock units in Common Stock and has treated them as equity-based awards accordingly. These performance stock units were legally granted to certain executive officers. At this time, however, the Company currently does not have sufficient shares available under the LTIP to settle the units in Common Stock at the potential future vesting date in the third quarter 2024. As a result, a grant date, in accordance with ASC 718, has not yet been fully achieved, and the awards’ fair value will be re-measured as of each balance sheet date. Stock compensation expense amounts recognized in future periods for these awards will vary until sufficient shares are available under the LTIP and all grant date criteria have been satisfied accordingly. The information included in the tables below reflects the fair value of the performance stock units as of December 31, 2021.
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
The following table summarizes the key assumptions and related information used to determine the fair value of performance stock units awarded during the periods presented:

	Years Ended December 31,
	2021	2019
Weighted average fair value per unit	$9.36	$6.68
Number of simulations	10,000,000	1,000,000
Expected stock volatility	99.8%	52.3%
Dividend yield	—%	—%
Risk-free interest rate	0.8%	1.8%

The following table provides information about performance stock units outstanding during the year ended December 31, 2021:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2020	679,281	$11.13
Granted	1,094,767	9.36
Vested	—	—
Cancelled	(193,068)	22.35
Forfeited	—	—
Unvested balance as of December 31, 2021	1,580,980	8.54
As of December 31, 2021, there was $9.3 million of unrecognized compensation cost related to unvested performance stock units, which the Company expects to recognize on a pro rata basis over a weighted average period of 2.5 years
Liability Awards
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company amended these restricted stock unit agreements to (i) allow the units to be settleable in either cash or Common Stock upon vesting at the Company’s discretion and (ii) remove the maximum and minimum return amounts if the units are settled in Common Stock. The amended terms were effective July 1, 2021, and at the time, the Company intended to settle a portion of these restricted stock units in cash. As a result, the awards continued to be classified as liabilities in accordance with ASC 718.
During the year ended December 31, 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Common Stock. The portion of the units that were settled in Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the year ended December 31, 2021.
Performance Stock Units
The Company granted 5.5 million performance stock units (“PSU”) during the third quarter of 2020 to certain executive officers that will be settled in cash that are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. The market-based conditions must be met in order for the PSU awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of December 31, 2021, there was $25.3 million of unrecognized compensation cost, which represents the unvested portion of the fair value of the PSUs at December 31, 2021, and which will be recognized over a weighted average period of 1.5 years.
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
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of December 31, 2021:

Performance stock units
Number of simulations	10,000,000
Expected stock volatility	67.7%
Dividend yield	—%
Risk-free interest rate	0.6%
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of December 31, 2021:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2022 - March 2022	1,080,000	12,000	$65.03
	April 2022 - June 2022	1,092,000	12,000	65.28
	July 2022 - September 2022	736,000	8,000	64.53
	October 2022 - December 2022	644,000	7,000	64.58
	January 2023 - March 2023	45,000	500	69.41
	April 2023 - June 2023	45,000	500	68.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2022 - March 2022	225,000	2,500	$63.60	-	$74.30
	April 2022 - June 2022	227,500	2,500	63.20	-	72.41

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	January 2022 - March 2022	509,000	5,656	$0.27
	April 2022 - June 2022	546,000	6,000	0.29
	July 2022 - September 2022	460,000	5,000	0.22
	October 2022 - December 2022	460,000	5,000	0.22

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	January 2022 - March 2022	900,000	10,000	$0.71
	April 2022 - June 2022	910,000	10,000	0.71
	July 2022 - September 2022	920,000	10,000	0.71
	October 2022 - December 2022	920,000	10,000	0.71

(1)    These crude oil swap transactions are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil collars are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2022 - March 2022	2,700,000	30,000	$3.00
	April 2022 - June 2022	2,730,000	30,000	3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(2)
Natural gas collars	January 2022 - March 2022	1,800,000	20,000	$3.15	-	$4.65
	April 2022 - June 2022	910,000	10,000	3.00	-	3.68
	July 2022 - September 2022	920,000	10,000	3.00	-	3.68
	October 2022 - December 2022	310,000	3,370	3.00	-	3.68

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2022 - March 2022	4,500,000	50,000	$(0.29)
	April 2022 - June 2022	1,820,000	20,000	(0.45)
	July 2022 - September 2022	1,840,000	20,000	(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	900,000	10,000	(0.61)
	April 2023 - June 2023	910,000	10,000	(0.61)
	July 2023 - September 2023	920,000	10,000	(0.61)
	October 2023 - December 2023	920,000	10,000	(0.61)

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
The following table presents the impact of the Company’s derivative instruments on its consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net gain (loss) on derivative instruments	$(148,825)	$(64,535)	$(1,561)
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance dates, as well as the gross recognized derivative assets, liabilities and offset amounts:

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2021
Derivative Assets
Commodity contracts	Prepaid and other current assets	$3,284	$(3,284)	$—
	Other noncurrent assets	585	(345)	240
Derivative Liabilities
Commodity contracts	Other current liabilities	$38,434	$(3,284)	$35,150
	Other noncurrent liabilities	345	(345)	—

		December 31, 2020
Derivative Assets
Commodity contracts	Prepaid and other current assets	$6,131	$(6,131)	$—
	Other noncurrent assets	152	(100)	52
Derivative Liabilities
Commodity contracts	Other current liabilities	$24,392	$(6,131)	$18,261
	Other noncurrent liabilities	100	(100)	—

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2021
Total assets	$—	$240	$—
Total liabilities	—	35,150	—
December 31, 2020
Total assets	$—	$52	$—
Total liabilities	—	18,261	—
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
The impairment test performed by the Company indicated that a proved property impairment had occurred with respect to certain of its oil and gas fields, and therefore a non-cash impairment charge to reduce the carrying value of the impaired property to its fair value was recorded. Proved oil and natural gas properties with a previous carrying value of $771.4 million were partially written down to their fair value of $179.6 million, resulting in a noncash impairment charge of $591.8 million being recorded in the first quarter of 2020. All of the Company’s proved oil and gas properties were included in the impairment assessment performed as of March 31, 2020. Two of the Company’s fields were subject to an impairment write-down as quantified above, but the remaining five fields were not impaired due to their undiscounted cash flows exceeding their carrying values by 30% to over 100%. The Company did not recognize any additional impairment write-downs with respect to its proved property during the remainder of the year ending December 31, 2020 or during the year ended December 31, 2021. Impairment expense for proved properties is presented as part of Impairment and Abandonment Expense in the consolidated statements of operations.

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost, and the cost basis of the Company’s Senior Secured Notes issued in the Debt Exchange was measured based on their fair value on the date of the exchange, as discussed above. The following table summarizes the fair values and carrying values of these instruments as of the periods indicated:

	December 31, 2021			December 31, 2020
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit Facility due 2023(1)	$25,000	$25,000	$25,000	$330,000	$330,000	$330,000
8.00% Senior Secured Notes due 2025(2)	—	—	—	103,901	127,073	114,366
5.375% Senior Notes due 2026(2)	285,666	289,448	286,554	284,867	289,448	206,955
6.875% Senior Notes due 2027(2)	350,712	356,351	361,696	349,856	356,351	254,791
3.25% Convertible Notes due 2028(2)	164,187	170,000	215,279	—	—	—

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
Note 9—Shareholders' Equity and Noncontrolling Interest
On April 2, 2020, the legacy owners of CRP (the “Centennial Contributors”) converted all of their remaining 1,034,119 CRP Common Units (and corresponding shares of Class C Common Stock) into Common Stock (the “Conversion”), which eliminated the noncontrolling interest ownership in CRP. No cash proceeds were received by the Company in connection with the Conversion, and deferred tax expense of $2.2 million was recorded in equity.
During 2019, the Centennial Contributors converted 10,969,064 of their CRP Common Units (and corresponding shares of Class C Common Stock) into Common Stock. No cash proceeds were received by the Company and deferred tax expense of $17.5 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Class A Common Stock
 Holders of the Company's Common Stock are entitled to one vote for each share held on all matters submitted to a vote by the Company's stockholders, except as required by law. Unless specified in the Company’s second amended and restated certificate of incorporation (the “Charter”) (including any certificate of designation of preferred stock) or the Company’s second amended and restated bylaws, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by the Company’s stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Subject to the rights of the holders of any outstanding series of preferred stock, the holders of the Common Stock are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
In the event of a liquidation, dissolution or winding up of the Company, the holders of the Common Stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the Common Stock. The holders of the Common Stock have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Common Stock.
Class C Common Stock
The Company had no shares of Class C Common Stock outstanding as of December 31, 2021 or 2020 as the remaining shares were converted on April 2, 2020 as part of the Conversion discussed above. The shares converted represented the remaining portion of the 20,000,000 shares of Class C Common Stock issued to the Centennial Contributors in connection with the acquisition of approximately 89% of the outstanding membership interests in CRP, consummated on October 11, 2016 (the “Business Combination”).
Prior to the Conversion, holders of Class C Common Stock, together with holders of the Common Stock voting as a single class, had the right to vote on all matters properly submitted to a vote of the stockholders. In addition, the holders of Class C Common Stock, voting as a separate class, were entitled to approve any amendment, alteration or repeal of any provision of the Charter that would alter or change the powers, preferences or relative, participating, optional, other or special rights of the Class C Common Stock. Holders of Class C Common Stock were not entitled to any dividends from the Company and were not entitled to receive any of its assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of its affairs.
Shares of Class C Common Stock were only allowed to be issued to the Centennial Contributors, their respective successors and assigns, as well as any permitted transferees of the Centennial Contributors. Holders of Class C Common Stock had the right to cause CRP to redeem all or a portion of their CRP Common Units in exchange for shares of the Company’s Common Stock or, at CRP’s option, an equivalent amount of cash.
Preferred Stock
In connection with the Business Combination, the Company issued one share of Series A Preferred Stock at par value, $0.0001 per share (the “Series A Preferred Stock”) to one of the Centennial Contributors. The Series A Preferred Stock provided the holder thereof with the right to nominate and elect one director to the Company’s Board of Directors, but it did not provide any other voting rights or rights with respect to dividends except distributions in liquidation in the amount of $0.0001 per share. In July 2020, the Company redeemed the one share of Series A Preferred Stock after NGP X US Holdings, L.P., the current holder of the share of Series A Preferred Stock and a former indirect equity owner of CRP, ceased to own, in the aggregate, at least 5,000,000 CRP Common Units and/or shares of Common Stock.
Warrants
Simultaneously with the closing of the Company’s initial public offering on February 29, 2016, 8,000,000 warrants were purchased by Silver Run Sponsor, LLC, an affiliate of Riverstone Investment Group LLC and its affiliates (“Riverstone”), in a private placement (the “Private Placement Warrants”). The Private Placement Warrants were non-redeemable so long as they are held by Riverstone or its permitted transferees. Each Private Placement Warrant was exercisable for one share of Common Stock at a price of $11.50 per share. The Private Placement Warrants became exercisable on March 1, 2017 but expired on October 11, 2021 unexercised.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, the noncontrolling interest ownership of CRP decreased to 0.37% as a result of the exchange of CRP Common Units (and corresponding shares of Class C Common Stock) for Common Stock. As of December 31, 2021 and 2020, the noncontrolling interest ownership of CRP was reduced to zero due to the Conversion discussed above and CRP has since been a wholly-owned subsidiary of Centennial.
The Company consolidated the results of operations and cash flows of CRP and reflected the portion retained by other holders of CRP Common Units as a noncontrolling interest through the date of the Conversion. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the periods.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income available to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Dilutive EPS is calculated by dividing adjusted net income available to Class A Common Stock by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity based restricted stock and performance stock units, outstanding stock options, withholding amounts from employee stock purchase plan and Private Placement Warrants (prior to their expiration discussed above) using the treasury stock method, and (ii) the Company’s Class C Common Stock outstanding prior to the Conversion and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax. When a loss from continuing operations exists, all dilutive securities and potentially dilutive securities are anti-dilutive and therefore excluded from the computation of diluted earnings per share.
The following table reflects the allocation of net income to common stockholders and EPS computations for the periods indicated based on a weighted average number of common stock outstanding for the period:

	Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income attributable to Class A Common Stock	$138,175	$(682,837)	$15,798
Add: Income from Convertible Senior Notes	4,916	—	—
Add: Income from conversion of Class C Common Stock	—	—	328
Adjusted net income attributable to Class A Common Stock	$143,091	$(682,837)	$16,126

Basic weighted average shares of Class A Common Stock outstanding	280,871	277,368	267,700
Add: Dilutive effects of Convertible Senior Notes	21,363	—	—
Add: Dilutive effects of conversion of Class C Common Stock	—	—	8,869
Add: Dilutive effects of potential common stock	7,936	—	63
Diluted weighted average shares of Class A Common Stock outstanding	310,170	277,368	276,632

Basic net earnings per share of Class A Common Stock	$0.49	$(2.46)	$0.06
Diluted net earnings per share of Class A Common Stock	$0.46	$(2.46)	$0.06
The following table presents shares excluded from the diluted earnings per share calculation as their impacts were anti-dilutive for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2020(1)	2019
Out-of-the-money stock options	2,222	3,571	4,706
Restricted stock	589	6,299	2,895
Performance stock units	100	13	—
Employee Stock Purchase Plan	7	76	22
Weighted average shares of Class C Common Stock	—	261	—
Private Placement Warrants	6,000	8,000	8,000

(1)    The Company recognized a net loss during the year ended December 31, 2020, and therefore all potential common shares were anti-dilutive and excluded from the calculation of diluted net earnings per share.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Income Taxes
Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current taxes
Federal	$—	$—	$—
State	(569)	—	—
	(569)	—	—
Deferred taxes
Federal	—	80,091	(5,396)
State	—	5,033	(401)
	—	85,124	(5,797)

Income tax (expense) benefit	$(569)	$85,124	$(5,797)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations for the periods presented is provided below. In connection with the Conversion of all remaining shares of Class C Common Stock into Common Stock of the Company, the noncontrolling interest in partnership was eliminated.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Income tax (expense) benefit at the federal statutory rate	$(29,136)	$161,768	$(4,664)
State income tax (expense) benefit - net of federal benefit	(1,648)	9,046	(383)
Noncontrolling interest in partnership	—	(496)	129
Nondeductible stock-based and other compensation	(6,609)	(8,047)	(780)
Nondeductible expenses	(83)	(151)	(99)
Change in valuation allowance	36,907	(76,996)	—
Income tax (expense) benefit	$(569)	$85,124	$(5,797)

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$110,371	$107,897
Capitalized intangible drilling costs	113,625	110,590
Stock-based compensation	4,198	4,871
Derivative assets	7,770	3,985
Asset retirement obligations	3,837	3,722
Other assets	4,712	637
Total deferred tax assets	244,513	231,702

Deferred tax liabilities:
Oil and gas properties	(207,013)	(155,748)
Other liabilities	—	(1,547)
Total deferred tax liabilities	(207,013)	(157,295)

Valuation allowance	(40,089)	(76,996)

Net deferred tax asset (liability)	$(2,589)	$(2,589)
As of December 31, 2021, the Company had approximately $496.2 million and $132.4 million of U.S. federal and state net operating loss carryovers, respectively. Approximately $417.4 million and $78.2 million of these U.S. federal and state net operating loss carryovers expire in 2037, respectively.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating loss carry forwards. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. Based on when the Company expects existing taxable differences to be realized, management determined that sufficient negative evidence exists as of December 31, 2021 to conclude that it is more-likely-than-not that a portion of its deferred tax assets will not be realized. Accordingly, a valuation allowance against its deferred tax assets in the amount of $77.0 million was recorded as of December 31, 2020. During the year ended December 31, 2021, the valuation allowance was reduced by $36.9 million as a result of net income generated during the year.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2021 and 2020, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2021, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2017 through 2021.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Transactions with Related Parties
Riverstone beneficially own more than 10% equity interest in the Company and are therefore considered related parties. The Company has a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), an affiliate of Riverstone. The Company believes that the term of the marketing agreement with Lucid are no less favorable to either party than those held with unaffiliated parties.
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as presented in the consolidated statements of operations for the periods indicated as well as the related net receivables outstanding as of the balance sheet dates:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Lucid Energy Delaware, LLC (“Lucid”)
Oil and gas sales	$21,533	$5,089	$3,559
Gathering, processing and transportation expenses	6,870	4,818	2,642

(in thousands)	December 31, 2021	December 31, 2020
Accounts receivable, net(1)	$5,562	$994

(1)    Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.
Senior Secured Notes
Riverstone held $106.3 million of the Company’s Senior Secured Notes as of December 31, 2020. In April 2021, the Company redeemed all of its Senior Secured Notes, including the portion held by Riverstone. In connection with this redemption, the Company paid $3.8 million in accrued interest associated with the Senior Secured Notes, including $3.1 million to Riverstone during the year ended December 31, 2021. No interest payments were made to Riverstone during the year ended December 31, 2020.

Note 13—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments required under contractual commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2021:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Purchase obligations	$5,157	$5,192	$5,206	$5,192	$5,192	$—	$25,939
Transportation agreements	2,989	—	—	—	—	—	2,989
Total	$8,146	$5,192	$5,206	$5,192	$5,192	$—	$28,928
Purchase Obligations
In 2021, the Company entered into a multi-year energy purchase agreement to buy electricity utilized in our Texas operations. Under the contract, Centennial is obligated to purchase a minimum supply of electricity at a fixed price. If the Company does not utilize the minimum amounts of electricity on a monthly basis and the supplier is unable to sell the unutilized quantity, the Company is liable for the full cost of the underutilization at the fixed price per the agreement. The obligations reported above represent the gross minimum financial commitments pursuant to this agreement as of December 31, 2021. The Company paid electricity costs of $7.9 million for the year ended December 31, 2021 to this supplier.
Transportation Agreements
The Company has various natural gas transportation agreements whereby it is required to pay fixed reservation fees for pipeline capacity over the contractual terms. The obligations reported above represent the gross minimum financial commitments pursuant to these agreements as of December 31, 2021. The Company has an additional gas transport agreement with a volumetric obligation, but this agreement has variable pricing components that cannot reliably be determined and therefore is not included above. Actual expenditures under these contracts are likely to exceed the minimum commitment amounts presented above. The Company paid transportation and gathering costs of $16.1 million, $19.5 million and $12.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to these agreements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Water Disposal Agreement
The Company had agreements for the transportation and disposal of produced water from a portion of its operated wells. Under the terms of these agreements, Centennial was obligated to deliver a minimum volume of produced water or else pay for any deficiencies at the prices stipulated in the contracts. There were minimal remaining financial commitment obligations pursuant to the terms of these contracts as of December 31, 2021. The Company recognized water disposal costs of $2.0 million, $2.4 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, related to these water disposal agreements.
Delivery Commitments
In August 2018, the Company entered into a firm crude oil sales agreement with a large integrated oil company that was subsequently amended during the year ended December 31, 2020. Utilizing this company’s transport capacity out of the Permian Basin, the agreement, as amended, provides for firm gross sales of 29,000 Bbls/d over the next 3.5 years and is based upon prevailing market prices of ICE Brent and contractual differentials. These pricing terms are resulting in realized prices that currently have wider differentials than those being realized under the Company’s other oil marketing agreements. However, if the oil price differential between the ICE Brent and NYMEX WTI indices widen in the future, the oil price realized under this delivery commitment will improve relative to the prices realized under the Company’s other oil sales contracts. Under-delivery of volumes would result in a financial obligation to the Company.
The Company has firm gas sales agreements that provide for firm gross sales ranging from approximately 41,000 to 61,000 MMBtu/d in aggregate over the next year. These sales agreements do not require the Company to physically deliver the aforementioned volumes over the terms of the agreements, but if the volumetric commitments are not met and the purchaser incurs financial damages, the Company is required to pay for any differences between the contracted prices and current market prices for replacement volumes bought by the purchaser.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Year Ended December 31,
	2021	2020	2019
Operating revenues (in thousands):
Oil sales	$743,069	$475,694	$810,655
Natural gas sales	149,478	46,776	44,556
NGL sales	137,345	57,986	89,119
Oil and gas sales	$1,029,892	$580,456	$944,330

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At this time, the volume and price can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, such receivable balances were $57.3 million and $41.7 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2021 and 2020, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.

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
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of December 31, 2021, these leases have remaining lease terms ranging from one month to ten years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The present value of future lease payments is determined at the lease commencement date based upon the Company’s incremental borrowing rate. The incremental borrowing rate is calculated using a risk-free interest rate adjusted for the Company’s specific risk and the specific lease term. The table below summarizes the Company’s weighted average discount rate and weighted-average remaining lease term as of the periods presented.

	December 31, 2021	December 31, 2020
Weighted-average discount rate	4.62%	5.1%
Weighted-average remaining lease term (years)	9.20	1.07
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

	Year Ended December 31,
(in thousands)	2021	2020
Lease costs
Operating lease cost	$3,655	$8,117
Variable lease cost	173	4,773
Short-term lease cost	40,002	41,533
Total Lease Cost	$43,830	$54,423

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease liability payments:
Net cash used in operating activities	$2,917	$6,285
Net cash used in investing activities	$—	$1,832

Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	$14,321	$(3,843)

Maturities of the Company’s long-term operating lease liabilities by fiscal year as of December 31, 2021 are as follows:

(in thousands)	Total(2)
2022	1,603
2023	2,395
2024	2,452
2025	2,522
2026	2,341
2027 and thereafter	10,691
Total lease payments	22,004
Less: imputed interest	(4,589)
Present value of lease liabilities(1)	$17,415

(1)     This amount is included in current and noncurrent liabilities in the line item Operating lease liabilities in the consolidated balance sheets as of December 31, 2021.
(2)     Total lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
Note 16—Subsequent events
Credit Facility
On February 18, 2022, CRP closed on a new five-year revolving credit facility replacing the previous Credit Agreement that was set to mature on May 4, 2023. The new credit facility has elected commitments of $750 million, a borrowing base of $1.15 billion and will mature in February 2027. Refer to Liquidity and Capital Resources under Part II, Item 7 of this Annual Report for additional information on the terms of the new credit agreement.
Stock Repurchase Program
In February 2022, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $350 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which is approved through April 1, 2024. The Company intends to use the Repurchase Program to reduce its shares of Common Stock outstanding and plans to fund these repurchases with cash on hand and cash flows from operations. Repurchases may be made from time to time in the open-market or via

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time.

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(in thousands)	December 31, 2021	December 31, 2020
Proved properties	$4,623,726	$4,395,473
Unproved properties	1,040,386	1,209,205
Total proved and unproved properties	5,664,112	5,604,678
Accumulated depreciation, depletion and amortization	(1,989,489)	(1,877,832)
Net capitalized costs	$3,674,623	$3,726,846

Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Acquisition costs:
Proved properties	$1,988	$1,384	$3,437
Unproved properties	4,522	4,768	81,602
Advances for unproved properties(1)	—	2,312	18,345
Development costs(2)	303,938	284,006	875,911
Exploration costs(3)	5,718	16,439	11,390
Total	$316,166	$308,909	$990,685

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
(2)    Includes the cost of drilling development wells and associated facilities for which construction was completed during the period. Costs associated with wells and facilities that are in progress or awaiting completion at year-end are not included and were $60.6 million, $45.3 million and $86.8 million as of the years ended December 31, 2021, 2020 and 2019, respectively.
(3)    Includes all exploratory expenses, including dry hole costs. Does not include other operating expenses.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2021, 2020 and 2019 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2021, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)(1)
Total proved reserves:
Balance - December 31, 2018	142,766	402,852	51,918	261,826
Extensions and discoveries	33,093	76,820	10,527	56,424
Revisions to previous estimates	(9,845)	64,558	10,047	10,959
Purchases of reserves in place	9	209	30	74
Divestitures of reserves in place	(282)	(306)	(46)	(378)
Production	(15,582)	(41,703)	(5,234)	(27,766)
Balance - December 31, 2019	150,159	502,430	67,242	301,139
Extensions and discoveries	33,220	73,669	9,877	55,375
Revisions to previous estimates	(19,680)	(7,010)	(12,184)	(33,031)
Production	(13,207)	(41,302)	(4,490)	(24,581)
Balance - December 31, 2020	150,492	527,787	60,445	298,902
Extensions and discoveries	19,405	55,820	6,242	34,950
Revisions to previous estimates	(1,948)	40,697	(6,703)	(1,868)
Divestitures of reserves in place	(2,795)	(6,558)	(649)	(4,537)
Production	(11,701)	(40,741)	(3,752)	(22,243)
Balance - December 31, 2021	153,453	577,005	55,583	305,204

Proved developed reserves:
December 31, 2019	74,842	237,791	32,743	147,216
December 31, 2020	70,716	279,556	31,672	148,981
December 31, 2021	77,973	326,223	30,318	162,662

Proved undeveloped reserves:
December 31, 2019	75,317	264,639	34,499	153,923
December 31, 2020	79,776	248,231	28,773	149,921
December 31, 2021	75,480	250,782	25,265	142,542

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Notable changes in proved reserves for the year ended December 31, 2021 included the following:
•Extensions and discoveries. In 2021, 35.0 MMBoe of proved reserves were added through extensions and discoveries and include: i) 30.0 MMBoe for new proved undeveloped (“PUD”) locations; and ii) 5.0 MMBoe for unproved locations that were successfully converted to new proved developed (“PDP”) wells during the period. These additions resulted from the Company’s 2021 drilling program, which added locations primarily in the Bone Spring Sand formations on the Company’s New Mexico acreage and also on the Company’s Texas position in the Wolfcamp C formation.
•Revisions to previous estimates. In 2021, total revisions to previous estimates reduced proved reserves by a net 1.9 MMBoe. Aggregate downward revisions in 2021 were 25.6 MMBoe and primarily related to 21.9 MMBoe of negative revisions associated with PUD locations that were either reclassified to unproved reserves or removed due to changes in the Company’s active development program. The remainder of the downward revisions were associated with timing, performance, and operating cost revisions. These downward revisions were mostly offset by positive revisions of 23.7 MMBoe related primarily to upward pricing adjustments associated with higher average commodity prices for the year ended December 31, 2021.
•Divestitures of reserves in place. In 2021, 4.5 MMBoe of reserves in place were removed following the divestiture of non-core acreage discussed further in Note 2—Property Divestitures.
Notable changes in proved reserves for the year ended December 31, 2020 included the following:
•Extensions and discoveries. In 2020, 55.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 52.1 MMBoe for new PUD locations; and ii) 3.3 MMBoe for unproved locations that were successfully converted to new PDP) wells during the period. These additions resulted from the Company’s 2020 drilling program, which added locations primarily in the 2nd and 3rd Bone Spring formations on the Company’s New Mexico acreage and also on the Company’s Texas position in the Wolfcamp C and 3rd Bone Spring formations.
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
Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows (the “Standardized Measure”) relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). Future cash inflows as of December 31, 2021, 2020 and 2019 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2021, 2020 and 2019, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.

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
The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Future cash inflows	$13,224,260	$6,700,654	$9,616,702
Future development costs	(984,827)	(974,163)	(1,410,494)
Future production costs	(4,404,841)	(3,135,089)	(3,943,766)
Future income tax expenses	(1,162,657)	(25,487)	(391,168)
Future net cash flows	6,671,935	2,565,915	3,871,274
10% discount to reflect timing of cash flows	(3,275,615)	(1,381,240)	(1,808,902)
Standardized measure of discounted future net cash flows	$3,396,320	$1,184,675	$2,062,372
The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with ASC 932:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Standardized measure of discounted future net cash flows, beginning of period	$1,184,675	$2,062,372	$2,479,851
Sales of oil, natural gas and NGLs, net of production costs	(770,437)	(360,448)	(662,319)
Purchase of minerals in place	—	—	154
Divestiture of minerals in place	(34,334)	—	(5,593)
Extensions and discoveries, net of future development costs	445,256	177,325	526,083
Previously estimated development costs incurred during the period	216,526	167,135	380,376
Net change in prices and production costs	2,859,463	(1,428,068)	(1,395,537)
Change in estimated future development costs	(3,747)	463,286	15,056
Revisions of previous quantity estimates	(29,946)	(236,917)	47,226
Accretion of discount	118,914	219,789	297,946
Net change in income taxes	(476,681)	131,054	364,089
Net change in timing of production and other	(113,369)	(10,853)	15,040
Standardized measure of discounted future net cash flows, end of period	$3,396,320	$1,184,675	$2,062,372

Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2021	2020	2019
Oil (per Bbl)	$61.77	$35.89	$52.62
Gas (per Mcf)	3.23	0.97	0.87
NGLs (per Bbl)	33.89	13.00	18.99

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2021.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2021, which is included in this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Denver, Colorado, Auditor Firm ID: 185.
The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2021 and 2020	62
	Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019	63
	Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	64
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019	66
	Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019	67
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
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

4.2	Description of Registrant’s Common Stock (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the SEC on February 24, 2020).
4.3
Indenture, dated as of November 30, 2017, by and among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 5, 2017).

4.4
First Supplemental Indenture (2026 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 on the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.5
Indenture, dated as of March 15, 2019, by and among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with SEC on March 18, 2019).

4.6
First Supplemental Indenture (2027 Senior Notes), dated as of May 22, 2020, between Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 on the Registrant's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.7
Indenture, dated as of March 19, 2021, between Centennial Resource Production, LLC and UMB Bank, N.A., a trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

4.8
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

10.4
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
10.7#
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

10.12#
Form of Cash-Settled Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.13#
Form of Cash-Settled Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2020).

10.14#	Centennial Resource Development, Inc. Second Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 17, 2021).
10.15#
Centennial Resource Development, Inc. Third Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report filed with the SEC on May 4, 2020).

10.16#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
10.17
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.18
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Mizuho Markets Americas LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.19
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K as filed with the SEC on March 19, 2021).

10.20#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on August 4, 2021).

10.21
Third Amended and Restated Credit Agreement, dated as of February 18, 2022, among Centennial Resource Production, LLC, Centennial Resource Development, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 23, 2022).

21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2019 (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2020).

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2020 (incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2021
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Signature	Title	Date

/s/ SEAN R. SMITH
Sean R. Smith	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022

/s/ GEORGE S. GLYPHIS
George S. Glyphis	Executive Vice President and Chief Financial Officer	February 24, 2022

/s/ BRENT P. JENSEN
Brent P. Jensen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022

/s/ STEVEN J. SHAPIRO
Steven J. Shapiro	Chairman	February 24, 2022

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 24, 2022

/s/ MATTHEW G. HYDE
Matthew G. Hyde	Director	February 24, 2022

/s/ PIERRE F. LAPEYRE, JR.
Pierre F. Lapeyre, Jr.	Director	February 24, 2022

/s/ DAVID M. LEUSCHEN
David M. Leuschen	Director	February 24, 2022

/s/ VIDISHA PRASAD
Vidisha Prasad	Director	February 24, 2022

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 24, 2022

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 24, 2022