Form 10-Q
period 2022-03-31
Centennial Resource Development, Inc.
filed 2022-05-05
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2022, there were 284,992,650 shares of Common Stock, par value $0.0001 per share outstanding.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Item 1A. Risk Factors in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in “Item 1A. Risk Factors” in our 2021 Annual Report.
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
Should one or more of the risks or uncertainties described in our 2021 Annual Report occur, or underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$50,624	$9,380
Accounts receivable, net	131,837	71,295
Prepaid and other current assets	6,973	5,860
Total current assets	189,434	86,535
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,032,096	1,040,386
Proved properties	4,742,872	4,623,726
Accumulated depreciation, depletion and amortization	(2,059,679)	(1,989,489)
Total oil and natural gas properties, net	3,715,289	3,674,623
Other property and equipment, net	11,774	11,197
Total property and equipment, net	3,727,063	3,685,820
Noncurrent assets
Operating lease right-of-use assets	14,714	16,385
Other noncurrent assets	27,321	15,854
TOTAL ASSETS	$3,958,532	$3,804,594
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$178,940	$130,256
Operating lease liabilities	1,728	1,413
Derivative instruments	117,689	35,150
Other current liabilities	1,370	1,080
Total current liabilities	299,727	167,899
Noncurrent liabilities
Long-term debt, net	801,203	825,565
Asset retirement obligations	17,647	17,240
Deferred income taxes	8,834	2,589
Operating lease liabilities	14,473	16,002
Other noncurrent liabilities	45,571	24,579
Total liabilities	1,187,455	1,053,874
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 620,000,000 shares authorized; 294,135,384 shares issued and 284,991,150 shares outstanding at March 31, 2022 and 294,260,623 shares issued and 284,696,972 shares outstanding at December 31, 2021	29	29
Additional paid-in capital	3,017,572	3,013,017
Retained earnings (accumulated deficit)	(246,524)	(262,326)
Total Shareholders' equity	2,771,077	2,750,720
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,958,532	$3,804,594
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Operating revenues
Oil and gas sales	$347,277	$192,391
Operating expenses
Lease operating expenses	28,734	25,861
Severance and ad valorem taxes	25,051	12,583
Gathering, processing and transportation expenses	21,891	20,625
Depreciation, depletion and amortization	71,009	63,783
General and administrative expenses	30,603	25,256
Impairment and abandonment expense	2,627	9,200
Exploration and other expenses	2,307	1,095
Total operating expenses	182,222	158,403
Net gain (loss) on sale of long-lived assets	82	44
Income (loss) from operations	165,137	34,032

Other income (expense)
Interest expense	(13,154)	(17,485)
Net gain (loss) on derivative instruments	(129,523)	(51,199)
Other income (expense)	118	7
Total other income (expense)	(142,559)	(68,677)

Income (loss) before income taxes	22,578	(34,645)
Income tax (expense) benefit	(6,776)	—
Net income (loss)	$15,802	$(34,645)

Income (loss) per share of Common Stock:
Basic	$0.06	$(0.12)
Diluted	$0.05	$(0.12)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$15,802	$(34,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	71,009	63,783
Stock-based compensation expense - equity awards	5,545	4,585
Stock-based compensation expense - liability awards	13,720	10,414
Impairment and abandonment expense	2,627	9,200
Deferred tax expense (benefit)	6,776	—
Net (gain) loss on sale of long-lived assets	(82)	(44)
Non-cash portion of derivative (gain) loss	86,645	28,313
Amortization of debt issuance costs and debt discount	1,492	1,847
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(53,824)	(14,997)
(Increase) decrease in prepaid and other assets	(415)	(264)
Increase (decrease) in accounts payable and other liabilities	10,825	4,154
Net cash provided by operating activities	160,120	72,346
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(1,928)	(433)
Drilling and development capital expenditures	(81,156)	(46,152)
Purchases of other property and equipment	(1,052)	(181)
Proceeds from sales of oil and natural gas properties	48	168
Net cash used in investing activities	(84,088)	(46,598)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	135,000	70,000
Repayment of borrowings under revolving credit facility	(160,000)	(240,000)
Proceeds from issuance of senior notes	—	170,000
Debt issuance costs	(8,530)	(5,444)
Premiums paid on capped call transactions	—	(14,688)
Proceeds from exercise of stock options	1	—
Restricted stock used for tax withholdings	(1,259)	(477)
Net cash used in financing activities	(34,788)	(20,609)
Net increase (decrease) in cash, cash equivalents and restricted cash	41,244	5,139
Cash, cash equivalents and restricted cash, beginning of period	9,935	8,339
Cash, cash equivalents and restricted cash, end of period	$51,179	$13,478
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Cash paid for interest	$8,903	$11,272
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$63,483	$50,333
Asset retirement obligations incurred, including revisions to estimates	145	24
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$50,624	$10,936
Restricted cash(1)	555	2,542
Total cash, cash equivalents and restricted cash	$51,179	$13,478

(1)    Included in Prepaid and other current assets in the consolidated balance sheet as of March 31, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	294,261	$29	$3,013,017	$(262,326)	$2,750,720
Restricted stock issued	20	—	—	—	—
Restricted stock forfeited	(52)	—	—	—	—
Restricted stock used for tax withholding	(150)	—	(1,259)	—	(1,259)
Stock option exercises	3	—	1	—	1
Issuance of Common Stock under Employee Stock Purchase Plan	53	—	268	—	268
Stock-based compensation - equity awards	—	—	5,545	—	5,545
Net income (loss)	—	—	—	15,802	15,802
Balance at March 31, 2022	294,135	29	$3,017,572	$(246,524)	$2,771,077

Balance at December 31, 2020	290,646	$29	$3,004,433	$(400,501)	$2,603,961
Restricted stock forfeited	(1)	—	—	—	—
Restricted stock used for tax withholding	(128)	—	(477)	—	(477)
Issuance of Common Stock under Employee Stock Purchase Plan	276	—	167	—	167
Stock-based compensation - equity awards	—	—	4,585	—	4,585
Capped call premiums	—	—	(14,688)	—	(14,688)
Net income (loss)	—	—	—	(34,645)	(34,645)
Balance at March 31, 2021	290,793	29	$2,994,020	$(435,146)	$2,558,903

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 (the “2021 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2021 Annual Report.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. There were no significant changes in operating leases during the three months ended March 31, 2022. Refer to Note 15—Leases footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2021 Annual Report.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued oil and gas sales receivable, net	$109,689	$57,287
Joint interest billings, net	20,882	12,449
Other	1,266	1,559
Accounts receivable, net	$131,837	$71,295
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accounts payable	$38,520	$9,736
Accrued capital expenditures	37,305	24,377
Revenues payable	46,004	40,438
Accrued employee compensation and benefits	5,791	17,218
Accrued interest	18,628	15,259
Accrued derivative settlements payable	18,715	8,591
Accrued expenses and other	13,977	14,637
Accounts payable and accrued expenses	$178,940	$130,256
Note 3—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Credit Facility due 2027	$—	$25,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	170,000
Unamortized debt issuance costs on Senior Notes	(12,719)	(13,279)
Unamortized debt discount	(1,877)	(1,955)
Senior Notes, net	801,203	800,565

Total long-term debt, net	$801,203	$825,565
Credit Agreement
On February 18, 2022, CRP, the Company’s consolidated subsidiary, entered into an amended and restated five-year secured credit facility (the “Credit Agreement”) with a syndicate of banks, which replaced our previous credit facility that was set to mature in May of 2023. The Credit Agreement increased our elected commitments to $750 million, increased our borrowing base to $1.15 billion and extended the maturity of the Credit Agreement to February 2027. As of March 31, 2022, the Company had no borrowings outstanding and $744.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit outstanding, under its new facility.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, which is set at $750 million, or (iii) $1.5 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of CRP’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, CRP could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of CRP’s subsidiaries and the Company.
Borrowings under the Credit Agreement may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 225 to 325 basis points, depending on the percentage of elected commitments utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin, ranging from 125 to 225 basis points, depending on the percentage of the borrowing base utilized. CRP also pays a commitment fee of 37.5 to 50 basis points on unused elected commitment amounts under its facility.
The Credit Agreement provides for, among other things, the ability to repurchase outstanding shares of the Company’s Class A common stock (the “Common Stock”) and junior debt, subject to certain leverage and elected commitment availability conditions and subject to the requirement that such repurchases are funded from our free cash flow. The Credit Agreement contains restrictive covenants that limit our ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make restricted payments; (v) repurchase or redeem junior debt; (vi) enter into commodity hedges exceeding a specified percentage of our expected production; (vii) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (viii) incur liens; (ix) sell assets; and (x) engage in transactions with affiliates.
The Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
CRP was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2022.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs in the line items Long-term debt, net in the consolidated balance sheets. As of March 31, 2022, the net liability recorded related to the Convertible Senior Notes was $164.4 million.
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
In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of March 31, 2022, the remaining aggregate principal amount of 2027 Senior Notes and 2026 Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s Credit Agreement.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2022 and through the filing of this Quarterly Report.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2022:

(in thousands)
Asset retirement obligations, beginning of period	$17,240
Liabilities incurred	237
Liabilities divested and settled	—
Accretion expense	262
Revisions to estimated cash flows	(92)
Asset retirement obligations, end of period	$17,647
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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Equity Awards
Restricted stock	$3,439	$3,606
Stock option awards	31	271
Performance stock units	2,003	639
Other stock-based compensation expense(1)	72	69
Total stock-based compensation - equity awards	5,545	4,585
Liability Awards
Restricted stock units	—	3,308
Performance stock units	13,720	7,106
Total stock-based compensation - liability awards	13,720	10,414
Total stock-based compensation expense	$19,265	$14,999

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
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2022:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2021	10,143,687	$2.85
Granted	20,129	6.45
Vested	(387,929)	5.03
Forfeited	(67,438)	5.51
Unvested balance as of March 31, 2022	9,708,449	2.75
The Company grants service-based restricted stock to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the three months ended March 31, 2022 and 2021 was $2.0 million and $2.6 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2022 was $18.1 million, which the Company expects to recognize over a weighted average period of 2.0 years.
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
The following table provides information about stock option awards outstanding during the three months ended March 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,212,798	$15.31
Granted	—	—
Exercised	(2,500)	0.25		$18
Forfeited	(2,500)	7.58
Expired	(25,832)	16.72
Outstanding as of March 31, 2022	2,181,966	15.32	5.10	$496
Exercisable as of March 31, 2022	2,109,122	15.71	5.10	$194
The total fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $0.2 million and $0.3 million, respectively. The intrinsic value of the stock options exercised was minimal for the three months ended March 31, 2022 and there were no stock options exercised for the three months ended March 31, 2021. As of March 31, 2022, there was $0.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.7 years.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Stock Units
The Company grants performance stock units (“PSU”) to certain executive officers that are subject to market-based vesting criteria as well as a three-year service period. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lesser percentage, than the average percentage increase or decrease, respectively, of the stock prices of a peer group of companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the PSUs subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
During the three months ended March 31, 2022 and 2021 there was no PSU activity. As of March 31, 2022, there was $11.0 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.3 years.
Liability Awards
The Company has performance stock units that were granted under the LTIP, which are settleable in cash and are therefore classified as liability awards in accordance with ASC 718. The Company also had restricted stock units granted under the LTIP that were settleable in cash and that were classified as liability awards, but all such units were settled in their entirety during the third quarter of 2021. Compensation cost for these liability awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service periods of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments associated with these awards are presented as liabilities within Other long-term liabilities in the consolidated balances sheets.
Restricted Stock Units
The Company granted 5.5 million restricted stock units during the third quarter of 2020 to certain officers (non-NEOs) and employees that were settleable in cash upon vesting. The restricted stock units vested annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the remaining two-thirds of unvested restricted stock units could vest immediately, on an accelerated basis, if they meet certain market-based vesting criteria equal to the maximum return percentage for at least 20 out of any 30 consecutive trading days. Additionally, the restricted stock units included maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s Common Stock on the grant date.
During the second quarter of 2021, the Company amended these restricted stock unit agreements to (i) allow the units to be settleable in either cash or Common Stock upon vesting at the Company’s discretion and (ii) remove the maximum and minimum return amounts if the units are settled in Common Stock. The amended terms were effective July 1, 2021, and at that time, the Company intended to settle a portion of these restricted stock units in cash. As a result, the awards continued to be classified as liabilities in accordance with ASC 718.
During the third quarter of 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Common Stock. The portion of the units that were settled in Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the year ended December 31, 2021. There are no remaining restricted stock units outstanding as of March 31, 2022.
Performance Stock Units
The Company granted 5.5 million PSUs during third quarter of 2020 to certain executive officers that will be settled in cash and are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. These market-based conditions must be met in order for the PSU awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of March 31, 2022, there was $28.3 million of unrecognized compensation cost that represents the unvested portion of the fair value of the PSUs at March 31, 2022 and will be recognized over a weighted average period of 1.3 years.
Liability Awards Fair Value

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the PSUs was estimated using a Monte Carlo valuation model as of the balance sheet date. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s Common Stock as well as the peer companies that are specified in the PSU award agreement. The risk-free rate is based on U.S. Treasury yield curve rates with maturities consistent with the remaining vesting or performance period.
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of March 31, 2022:

Performance stock units
Number of simulations	10,000,000
Expected implied stock volatility	65.2%
Dividend yield	—%
Risk-free interest rate	1.8%
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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of March 31, 2022:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2022 - June 2022	1,092,000	12,000	$65.28
	July 2022 - September 2022	782,000	8,500	65.46
	October 2022 - December 2022	690,000	7,500	65.63
	January 2023 - March 2023	225,000	2,500	73.51
	April 2023 - June 2023	227,500	2,500	73.25
	July 2023 - September 2023	92,000	1,000	72.98
	October 2023 - December 2023	92,000	1,000	72.98

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars
NYMEX WTI	April 2022 - June 2022	227,500	2,500	$63.20	-	$72.41
	July 2022 - September 2022	276,000	3,000	75.00	-	92.46
	October 2022 - December 2022	276,000	3,000	75.00	-	92.46
	January 2023 - March 2023	405,000	4,500	72.22	-	84.08
	April 2023 - June 2023	409,500	4,500	72.22	-	84.08
	July 2023 - September 2023	230,000	2,500	72.00	-	82.78
	October 2023 - December 2023	230,000	2,500	72.00	-	82.78

ICE Brent	April 2022 - June 2022	91,000	1,000	$90.00	-	$105.20

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	April 2022 - June 2022	637,000	7,000	$0.34
	July 2022 - September 2022	552,000	6,000	0.29
	October 2022 - December 2022	552,000	6,000	0.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	April 2022 - June 2022	910,000	10,000	$0.71
	July 2022 - September 2022	920,000	10,000	0.71
	October 2022 - December 2022	920,000	10,000	0.71

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2022 - June 2022	2,730,000	30,000	$3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2022 - June 2022	1,820,000	20,000	$(0.45)
	July 2022 - September 2022	1,840,000	20,000	(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	1,350,000	15,000	(0.85)
	April 2023 - June 2023	1,365,000	15,000	(0.85)
	July 2023 - September 2023	1,380,000	15,000	(0.85)
	October 2023 - December 2023	1,380,000	15,000	(0.85)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	April 2022 - June 2022	1,820,000	20,000	$3.50	-	$3.97
	July 2022 - September 2022	1,840,000	20,000	3.50	-	3.97
	October 2022 - December 2022	2,450,000	26,630	3.87	-	5.06
	January 2023 - March 2023	2,700,000	30,000	4.00	-	5.42
	April 2023 - June 2023	1,820,000	20,000	3.13	-	4.05
	July 2023 - September 2023	1,840,000	20,000	3.13	-	4.05
	October 2023 - December 2023	1,840,000	20,000	3.21	-	4.89
	January 2024 - March 2024	1,820,000	20,000	3.25	-	5.31

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net gain (loss) on derivative instruments	$(129,523)	$(51,199)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2022
Derivative Assets
Commodity contracts	Prepaid and other current assets	$10,541	$(9,388)	$1,153
	Other noncurrent assets	13,238	(11,040)	2,198
Derivative Liabilities
Commodity contracts	Derivative instruments	127,077	(9,388)	117,689
	Other noncurrent liabilities	18,257	(11,040)	7,217

		December 31, 2021
Derivative Assets
Commodity contracts	Prepaid and other current assets	$3,284	$(3,284)	$—
	Other noncurrent assets	585	$(345)	240
Derivative Liabilities
Commodity contracts	Derivative instruments	$38,434	$(3,284)	$35,150
	Other noncurrent liabilities	345	(345)	—

(1)     The Company has agreements in place with each of its counterparties that allow for the financial right of offset for derivative assets against derivative liabilities at settlement or in the event of a default under the agreements or if contracts are terminated.
Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are primarily lenders under CRP’s Credit Agreement. The Company enters into new hedge arrangements only with participants under its Credit Agreement, since these institutions are secured equally with the holders of any CRP bank debt, which eliminates the potential need to post collateral when Centennial is in a derivative liability position. As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member under CRP’s Credit Agreement as referenced above.

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2022
Total assets	$—	$3,351	$—
Total liabilities	—	124,906	—
December 31, 2021
Total assets	$—	$240	$—
Total liabilities	—	35,150	—
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company calculates the estimated fair values of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) oil and gas reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management.
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	March 31, 2022			December 31, 2021
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit Facility due 2027(1)	$—	$—	$—	$25,000	$25,000	$25,000
5.375% Senior Notes due 2026(2)	285,874	289,448	280,765	285,666	289,448	286,554
6.875% Senior Notes due 2027(2)	350,936	356,351	356,351	350,712	356,351	361,696
3.25% Convertible Notes due 2028(2)	164,393	170,000	258,977	164,187	170,000	215,279

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

Note 8—Shareholders' Equity
Stock Repurchase Program
In February 2022, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $350 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which is approved to run through April 1, 2024. The Company intends to use the Repurchase Program to reduce its shares of Common Stock outstanding and plans to fund these repurchases with cash on hand and cash flows from operations. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time. There were no shares purchased under the Repurchase Program during the three months ended March 31, 2022.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average shares of Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, outstanding stock options, withholding amounts from the employee stock purchase plan and warrants (prior to their expiration in 2021), all using the treasury stock method, and (ii) potential shares issuable under our Convertible Senior Notes, using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of common shares outstanding each period:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income (loss)	$15,802	$(34,645)
Add: Interest on Convertible Senior Notes, net of tax	1,293	—
Adjusted net income (loss)	$17,095	$(34,645)

Basic weighted average shares of Common Stock outstanding	284,851	278,935
Add: Dilutive effects of equity awards and ESPP shares	7,755	—
Add: Dilutive effects of Convertible Senior Notes	27,074	—
Diluted weighted average shares of Common Stock outstanding	319,680	278,935

Basic net earnings (loss) per share of Common Stock	$0.06	$(0.12)
Diluted net earnings (loss) per share of Common Stock	$0.05	$(0.12)
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2022	2021(1)
Out-of-the-money stock options	2,097	2,294
Restricted stock	—	9,565
Performance stock units	449	399
Employee Stock Purchase Plan	—	41
Convertible Senior Notes	—	27,074
Warrants	—	8,000
(1)    The Company recognized a net loss during the three months ended March 31, 2021, and therefore all potentially dilutive securities were anti-dilutive and excluded from the calculation of diluted net earnings per share.

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
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables outstanding as of the balance sheet dates:

	Three Months Ended March 31,
(in thousands)	2022	2021
Oil and gas sales	$9,483	$1,075
Gathering, processing and transportation expenses	2,519	1,205

(in thousands)	March 31, 2022	December 31, 2021
Accounts receivable, net(1)	$5,220	$5,562

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.

Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the three months ended March 31, 2022, the Company entered into a two-year purchase agreement to buy frac’ sand used in its well fracture stimulation process. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac’ sand at a fixed price. The obligation is $44.6 million, which represents the minimum financial commitment pursuant to the terms of the contract as of March 31, 2022. There have been no other material, non-routine changes in commitments during the three months ended March 31, 2022. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2021 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operations, including upstream producers like the Company, as well as gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider has filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company has made a payment for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss is reasonably possible in relation to these matters and such amount could range from zero to $7.6 million, and no amount in that range is a better estimate than any other.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2022	2021
Operating revenues (in thousands):
Oil sales	$262,767	$133,726
Natural gas sales	39,018	35,451
NGL sales	45,492	23,214
Oil and gas sales	$347,277	$192,391
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, such receivable balances were $109.7 million and $57.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

performance obligation. Therefore, future commodity volumes to be delivered and sold are wholly unsatisfied, and disclosure of the transaction price allocated to such unsatisfied performance obligations is not required.

Note 13—Subsequent Events
Amendment to LTIP
On April 27, 2022, the shareholders of the Company approved the amended and restated LTIP, which, among other things, increased the number of shares of Common Stock authorized for issuance from 24,750,000 shares to 44,250,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, continued and future impacts of COVID-19 and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in our 2021 Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Centennial Resource Development, Inc. is an independent oil and natural gas company focused on the development of oil and associated liquids-rich natural gas reserves in the Permian Basin. Our assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Centennial,” “we,” “us,” or “our” are to Centennial Resource Development, Inc. and its consolidated subsidiary, Centennial Resource Production, LLC (“CRP”).
Market Conditions
The demand for oil and natural gas has been significantly impacted by the worldwide outbreak of COVID-19, specifically regarding the uncertainty surrounding the virus’s impact and because of various governmental actions taken to mitigate the spread of the virus. Concurrently, global oil and natural gas supplies have been disrupted by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) and reduced drilling and completion activity from U.S. producers. Both OPEC+ output and U.S. drilling activity has increased since 2020 levels; however, these factors have only led to a gradual increase in oil and gas supply, and global supply has not returned to pre-pandemic levels. Further in the first quarter of 2022, Russia’s invasion of Ukraine and global sanctions placed on Russia in response have created additional downward pressures on the supply of oil and natural gas. Meanwhile, demand for oil and gas has risen steadily throughout 2021 and 2022 due to the availability of COVID-19 vaccinations, fewer government mandated restrictions and the global-wide transition away from coal to natural gas. As a result, global oil inventories have continued to decline due to the resulting supply and demand imbalances. These factors, among others, have aided in the recovery of global commodity prices throughout 2021 and have led to heightened commodity prices in the first quarter of 2022. Specifically, WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022, from a low of negative $37.63 per barrel on April 20, 2020. Similarly, the Henry Hub index price for natural gas reached a high of $6.44 on February 3, 2022, from a low of $1.33 on September 22, 2020.
    The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, the continued effects from COVID-19 and variant strains of the virus, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2020:

	2020				2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$46.19	$28.00	$40.93	$42.66	$57.84	$66.06	$70.56	$77.09	$94.40
Natural gas (per MMBtu)	$1.88	$1.65	$1.95	$2.47	$3.44	$2.88	$4.28	$4.74	$4.60
Lower commodity prices (including realized price differentials) and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business, and/or our ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, lower prices can affect our operations, which could impact our ability to comply with the covenants under our credit agreement and senior notes.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing during 2021 and into 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise.
COVID-19 Outbreak
The COVID-19 outbreak and its development into a pandemic in March 2020 have required that we take precautionary measures intended to help minimize the risk to our business, employees, customers, vendors, suppliers and the communities in which we operate. Our operational employees have been and are currently able to work on site, while certain non-operational employees have been working remotely part-time and then also reporting to our offices on a part-time basis. We have taken various precautionary measures with respect to our operational employees, direct contractors and employees who returned to our offices or job sites and have followed the Center of Disease Control (the “CDC”) recommended preventive measures to limit the spread of COVID-19. We have continued to update our safety protocols in alignment with CDC guidance and government mandates. We have not experienced any significant operational disruptions, including disruptions from our suppliers or service providers, as a result of the COVID-19 outbreak.
2022 Highlights and Future Considerations
Operational Highlights
We operated a two-rig drilling program during the first three months of 2022, which enabled us to complete and bring online 18 gross operated wells with an average effective lateral length of approximately 8,500 feet.
Financing Highlights
On February 18, 2022, we closed on a new five-year revolving credit facility (the “Credit Agreement”), which replaced our previous credit agreement that was set to mature on May 4, 2023. The elected commitments under the new Credit Agreement increased to $750 million from $700 million under our previous facility, and the borrowing base increased to $1.15 billion from $700 million previously. The new Credit Agreement will mature in February 2027.
In February 2022, our Board of Directors authorized a stock repurchase program to acquire up to $350 million of our outstanding Class A common stock (“Common Stock”), which program is approved to run through April 1, 2024 (the “Repurchase Program”). We intend to use the Repurchase Program to reduce shares of our Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flows from operations.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	$	%
Net revenues (in thousands):
Oil sales	$262,767	$133,726	$129,041	96%
Natural gas sales	39,018	35,451	3,567	10%
NGL sales	45,492	23,214	22,278	96%
Oil and gas sales	$347,277	$192,391	$154,886	81%

Average sales prices:
Oil (per Bbl)	$89.17	$52.62	$36.55	69%
Effect of derivative settlements on average price (per Bbl)	(12.82)	(9.43)	(3.39)	(36)%
Oil net of hedging (per Bbl)	$76.35	$43.19	$33.16	77%

Average NYMEX price for oil (per Bbl)	$94.40	$57.84	$36.56	63%
Oil differential from NYMEX	(5.23)	(5.22)	(0.01)	—%

Natural gas (per Mcf)	$3.93	$3.79	$0.14	4%
Effect of derivative settlements on average price (per Mcf)	(0.51)	0.12	(0.63)	(525)%
Natural gas net of hedging (per Mcf)	$3.42	$3.91	$(0.49)	(13)%

Average NYMEX price for natural gas (per Mcf)	$4.60	$3.44	$1.16	34%
Natural gas differential from NYMEX	(0.67)	0.35	(1.02)	(291)%

NGL (per Bbl)	$49.37	$29.78	$19.59	66%

Net production:
Oil (MBbls)	2,947	2,542	405	16%
Natural gas (MMcf)	9,925	9,343	582	6%
NGL (MBbls)	921	780	141	18%
Total (MBoe)(1)	5,522	4,878	644	13%

Average daily net production:
Oil (Bbls/d)	32,741	28,239	4,502	16%
Natural gas (Mcf/d)	110,280	103,806	6,474	6%
NGL (Bbls/d)	10,238	8,662	1,576	18%
Total (Boe/d)(1)	61,359	54,202	7,157	13%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2022 were $154.9 million (or 81%) higher than total net revenues for the three months ended March 31, 2021. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased in the first quarter of 2022 compared to the same 2021 period by 69%, 4% and 66%, respectively. The 69% increase in the average realized oil price was mainly the result of higher (63%) NYMEX crude prices between periods. The average realized sales price of natural gas increased 4% due to higher (34%) NYMEX gas prices between periods, partially offset by wider gas differentials ($1.02 per Mcf wider). The 66% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the first quarter of 2022 as compared to the first quarter of 2021. The market prices for oil, natural gas and NGLs have all been impacted by higher global supply constraints for oil and gas throughout 2021 and 2022 as discussed in the market conditions section above.
Net production volumes for oil, natural gas and NGLs increased 16%, 6% and 18%, respectively, between periods. The oil production volume increase resulted from our successful drilling program in the Delaware Basin. Since the first quarter of 2021, we placed 49 wells on production, which added 1,348 MBbls of net oil production to the three months ended March 31, 2022 as compared to 20 wells brought online since the first quarter of 2020 that added 422 MBbls of net oil production to the first quarter of 2021. These oil volume increases were partially offset by normal field production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, as the majority of our wells drilled since the first quarter of 2021 have been in New Mexico, this has resulted in fewer gas and NGL volumes being produced relative to oil volumes because our New Mexico wells have a lower gas-to-oil ratio (“GOR”) than our Texas wells do. Additionally, the main processor of our raw gas in New Mexico operated in partial ethane-recovery during the first quarter of 2022, as compared to operating in full ethane-rejection during the 2021 period, and this resulted in fewer natural gas volumes and more NGLs being recovered from our wet gas stream during the 2022 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	Change	%
Operating costs (in thousands):
Lease operating expenses	$28,734	$25,861	$2,873	11%
Severance and ad valorem taxes	25,051	12,583	12,468	99%
Gathering, processing and transportation expenses	21,891	20,625	1,266	6%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.20	$5.30	$(0.10)	(2)%
Severance and ad valorem taxes (% of revenue)	7.2%	6.5%	0.7%	10%
Gathering, processing and transportation expenses (per Boe)	$3.96	$4.23	$(0.27)	(6)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2022 increased $2.9 million compared to the three months ended March 31, 2021. Higher LOE for the first quarter of 2022 was primarily related to (i) higher chemical costs for treating natural gas; (ii) an increase in workover expense between periods; and (iii) higher fixed and variable costs associated with our higher well count, which increased to 422 gross operated horizontal wells as of March 31, 2022 from 397 gross operated horizontal wells as of March 31, 2021. These increases were partially offset by lower electricity costs between periods due to the high electricity charges incurred in the first quarter of 2021 as a result of the severe winter storm in the Permian Basin (“Winter Storm Uri”) in February of 2021.
LOE per Boe was $5.20 for the first quarter of 2022, which represents a decrease of $0.10 per Boe (or 2%) from the first quarter of 2021. This decrease was primarily driven by per Boe decreases associated with (i) lower electricity expenses between periods (discussed above); and (ii) fixed and semi-variable costs, such as monthly equipment rentals and water handling costs, that don’t increase at the same rate as increases in production. These per Boe decreases were partially offset by increases in the operating costs described above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2022 increased $12.5 million compared to the three months ended March 31, 2021. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first quarter of 2022 increased $11.5 million compared to the same 2021 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $1.0 million due to higher tax assessments on our oil and gas reserve values.

Severance and ad valorem taxes as a percentage of total net revenues increased to 7.2% for the three months ended March 31, 2022 as compared to 6.5% for the same prior year quarter. This increase in rate was the result of a larger portion of our oil and gas volumes being produced in New Mexico during the first quarter of 2022, and New Mexico levies higher severance tax rates than Texas.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended March 31, 2022 increased $1.3 million as compared to the three months ended March 31, 2021. This increase is mainly due to (i) higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above, and (ii) a $3.6 million decrease in reimbursements from third parties for their usage of our available firm transport capacity. These increases were partially offset by a decrease in demand fees between periods, as the first quarter of 2021 was heavily impacted by excess demand charges during Winter Storm Uri that did not reoccur in the comparable 2022 period.
On a per Boe basis, GP&T decreased from $4.23 for the first quarter of 2021 to $3.96 for the first quarter of 2022. As discussed above, a higher portion of our 2022 total oil and gas volumes were produced from our wells in New Mexico, where our GP&T rates are lower than those incurred in Texas, and this in turn resulted in a lower total GP&T rate between periods.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2022	2021
Depreciation, depletion and amortization	$71,009	$63,783
Depreciation, depletion and amortization per Boe	$12.86	$13.08
For the three months ended March 31, 2022, DD&A expense amounted to $71.0 million, an increase of $7.2 million over the same 2021 period. The primary factor contributing to higher DD&A expense in 2022 was the increase in our overall production volumes between periods, which increased DD&A expense by $8.4 million for the three months ended March 31, 2022. This was partially offset by our lower DD&A rates, which decreased DD&A expense by $1.2 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.86 for the first quarter of 2022 compared to $13.08 for the same period in 2021. This decrease in DD&A rate was primarily due to net upward revisions in our proved developed reserves since the first quarter of 2021 mainly related to higher SEC reserve pricing between periods.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash general and administrative expenses	$11,769	$10,632
Stock-based compensation - equity awards	5,114	4,377
Stock-based compensation - liability awards	13,720	10,247
General and administrative expenses	$30,603	$25,256
G&A expenses for the three months ended March 31, 2022 were $30.6 million compared to $25.3 million for the three months ended March 31, 2021. Higher G&A in the first quarter of 2022 was the result of a $4.2 million increase in total stock-based compensation expense between periods. This increase was primarily related to performance stock unit grants in 2020 and 2021 that are recorded at their respective fair values each balance sheet date, and such fair values increased between periods. In addition, cash G&A increased $1.2 million period over period due to higher payroll and other personnel costs.
Impairment and Abandonment Expense. During the three months ended March 31, 2022, impairment and abandonment expense was $2.6 million as compared to $9.2 million during the three months ended March 31, 2021. Both periods consisted solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Geological and geophysical costs	$1,703	$613
Stock-based compensation - equity awards	431	208
Stock-based compensation - liability awards	—	167
Other expenses	173	107
Exploration and other expenses	$2,307	$1,095
Exploration and other expenses were $2.3 million for the three months ended March 31, 2022 compared to $1.1 million for the three months ended March 31, 2021. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G personnel costs in the first quarter of 2022.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Credit facility	$877	$3,315
8.00% Senior Secured Notes due 2025	—	2,541
5.375% Senior Notes due 2026	3,889	3,889
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	172
Amortization of debt issuance costs and debt discount	1,492	1,847
Interest capitalized	(610)	(404)
Total	$13,154	$17,485
Interest expense decreased $4.3 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to (i) $2.5 million in interest expense on our Senior Secured Notes due 2025 that was incurred in the first quarter of 2021 but not in the 2022 period, as these notes were redeemed in April of 2021, and (ii) $2.4 million in lower interest incurred on our Credit Agreement due to lower borrowings outstanding during the 2022 period. These decreases were partially offset by interest on our Convertible Senior Notes that was incurred in 2022 but only partially in the 2021 period due to their issuance in March of 2021.
Our weighted average borrowings outstanding under our Credit Agreement were $27.7 million versus $330.9 million for the three months ended March 31, 2022 and 2021, respectively. Our Credit Agreement’s weighted average effective interest rate was 2.9% and 3.5% for the three months ended March 31, 2022 and 2021, respectively.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Realized cash settlement gains (losses)	$(42,878)	$(22,886)
Non-cash mark-to-market derivative gain (loss)	(86,645)	(28,313)
Total	$(129,523)	$(51,199)

Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Income (loss) before income taxes	$22,578	$(34,645)
Income tax (expense) benefit	(6,776)	—
Our provisions for income taxes for the three months ended March 31, 2022 and 2021 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences, (ii) state income taxes, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended March 31, 2022, we generated pre-tax net income of $22.6 million and recorded income tax expense of $6.8 million. The primary factor increasing our income tax expense in excess of the U.S. statutory rate was a non-recurring change in our state apportionment rate that was reflected in the current quarter.
For the three months ended March 31, 2021, we recognized a deferred tax asset valuation allowance of $12.4 million against net operating losses (“NOLs”) generated during the quarter. This change in our valuation allowance was the primary factor reducing our income tax benefit to zero for the first quarter of 2021.

Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, proceeds from offerings of debt or equity securities, or proceeds from the sale of oil and gas properties. Our future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the three months ended March 31, 2022:

(in millions)	Three Months Ended March 31, 2022
Drilling, completion and facilities	$111.6
Infrastructure, land and other	3.1
Total capital expenditures incurred	$114.7
    We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program during the first three months of 2022 and plan to continue with two rigs for the remainder of the year. We expect our total capex budget for 2022 to be between $365 million to $425 million, of which $350 million to $400 million is allocated to drilling, completion and facilities activity. We funded our capital expenditures for the three months ended March 31, 2022 entirely from cash flows from operations, and we expect to fund the remainder of our 2022 capex budget entirely from cash flows from operations as well, given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place. We were free cash flow positive during the first three months of 2022 such that we were able to pay down all of our borrowings under our Credit Agreement during the period. Based upon current commodity prices combined with our low cost structure, we expect to continue to generate free cash flow during the remainder of 2022, which will allow us to fund our planned operational activities with minimal or no borrowings under our Credit Agreement. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
    In February 2022, our Board of Directors authorized the Repurchase Program to acquire up to $350 million of our outstanding Common Stock. We intend to use the Repurchase Program to reduce our shares of Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flows from operations. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$160,120	$72,346
Net cash used in investing activities	(84,088)	(46,598)
Net cash used in financing activities	(34,788)	(20,609)

For the three months ended March 31, 2022, we generated $160.1 million of cash from operating activities, an increase of $87.8 million from the same period in 2021. Cash provided by operating activities increased primarily due to higher realized prices for all commodities, higher production volumes, decreased cash interest costs, and the timing of our supplier payments during the three months ended March 31, 2022. These increasing factors were partially offset by higher lease operating expenses, GP&T, cash G&A, severance and ad valorem taxes, cash settlement losses on derivatives, and the timing of our receivable collections for the three months ended March 31, 2022 as compared to the same 2021 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the three months ended March 31, 2022, cash flows from operating activities were used to finance $81.2 million of drilling and development cash expenditures and repay net borrowings of $25.0 million under our Credit Agreement.
During the three months ended March 31, 2021, cash flows from operating activities and net proceeds from the issuance of the Convertible Senior Notes (defined below) were used to finance $46.2 million of drilling and development cash expenditures, repay net borrowings of $170.0 million under our credit facility and to fund $14.7 million in capped call spread transactions.
Credit Agreement
On February 18, 2022, CRP entered into an amended and restated five-year secured Credit Agreement with a syndicate of banks, which replaced our previous credit facility that was set to mature in May of 2023. The Credit Agreement increased our elected commitments to $750 million, increased our borrowing base to $1.15 billion and extended the maturity of the Credit Agreement to February 2027. As of March 31, 2022, the Company had no borrowings outstanding and $744.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit outstanding, under its new facility.
The Credit Agreement provides for, among other things, the ability to repurchase outstanding shares of Common Stock and junior debt, subject to certain leverage and elected commitment availability conditions and subject to the requirement that such repurchases are funded from our free cash flow. The Credit Agreement contains restrictive covenants that limit our ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make restricted payments; (v) repurchase or redeem junior debt; (vi) enter into commodity hedges exceeding a specified percentage of our expected production; (vii) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (viii) incur liens; (ix) sell assets; and (x) engage in transactions with affiliates.
The Credit Agreement also requires it to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of CRP’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
CRP was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2022 and through the filing of this Quarterly Report.
For further information on the Credit Agreement, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, CRP issued $150.0 million of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, CRP issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. These issuances resulted in aggregate net proceeds to CRP of $163.6 million, which were used to repay borrowings outstanding under the Credit Agreement and to fund the cost of entering into capped call spread transactions of $14.7 million. Subsequently in April 2021, we redeemed at par all of our Senior Secured Notes (defined below), which was the intended use of proceeds from the Convertible Senior Notes offering.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of CRP’s current subsidiaries that guarantee CRP’s outstanding Senior Unsecured Notes as defined below.
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report. CRP can settle the Convertible Senior Notes by paying or delivering cash, shares of the Common Stock, or a combination of cash and Common Stock, at CRP’s election.
In connection with the Convertible Senior Notes issuance, CRP entered into privately negotiated capped call spread transactions (the “Capped Call Transactions”), that are expected to reduce potential dilution to our Common Stock upon a conversion and/or offset any cash payments CRP is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Common Stock and an initial capped price of $8.4525 per share of Common Stock (each subject to certain customary adjustments per the agreements).
Senior Notes
On November 30, 2017, CRP issued $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, CRP issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Centennial and each of CRP’s current subsidiaries that guarantee CRP’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of March 31, 2022 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 3—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2021, there have not been any significant, non-routine changes in our contractual obligations other than the new frac’ sand agreements entered into as discussed in Note 11—Commitments and Contingencies under Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes during the three months ended March 31, 2022 to the critical accounting policies. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2021 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects to us as of March 31, 2022.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2022, our oil and gas sales for the three months ended March 31, 2022 would have moved up or down $26.3 million for each 10% change in oil prices per Bbl, $4.5 million for each 10% change in NGL prices per Bbl, and $3.9 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows that can emanate from fluctuations in oil and natural gas prices, and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they partially limit our potential gains from future increases in prices. Our Credit Agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The table below summarizes the terms of the derivative contracts we had in place as of March 31, 2022 and additional contracts entered into through April 30, 2022. Refer to Note 6—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of March 31, 2022.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2022 - June 2022	1,092,000	12,000	$65.28
	July 2022 - September 2022	782,000	8,500	65.46
	October 2022 - December 2022	690,000	7,500	65.63
	January 2023 - March 2023	225,000	2,500	73.51
	April 2023 - June 2023	227,500	2,500	73.25
	July 2023 - September 2023	92,000	1,000	72.98
	October 2023 - December 2023	92,000	1,000	72.98

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars
NYMEX WTI	April 2022 - June 2022	227,500	2,500	$63.20	-	$72.41
	July 2022 - September 2022	276,000	3,000	75.00	-	92.46
	October 2022 - December 2022	276,000	3,000	75.00	-	92.46
	January 2023 - March 2023	450,000	5,000	73.00	-	85.68
	April 2023 - June 2023	455,000	5,000	73.00	-	85.68
	July 2023 - September 2023	276,000	3,000	73.33	-	85.66
	October 2023 - December 2023	276,000	3,000	73.33	-	85.66

ICE Brent	April 2022 - June 2022	91,000	1,000	$90.00	-	$105.20

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil differential basis swaps	April 2022 - June 2022	637,000	7,000	$0.34
	July 2022 - September 2022	552,000	6,000	0.29
	October 2022 - December 2022	552,000	6,000	0.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	April 2022 - June 2022	910,000	10,000	$0.71
	July 2022 - September 2022	920,000	10,000	0.71
	October 2022 - December 2022	920,000	10,000	0.71

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2022 - June 2022	2,730,000	30,000	$3.24
	July 2022 - September 2022	2,760,000	30,000	3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2022 - June 2022	1,820,000	20,000	$(0.45)
	July 2022 - September 2022	1,840,000	20,000	(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	2,250,000	25,000	(1.11)
	April 2023 - June 2023	2,275,000	25,000	(1.11)
	July 2023 - September 2023	2,300,000	25,000	(1.11)
	October 2023 - December 2023	2,300,000	25,000	(1.11)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	April 2022 - June 2022	1,820,000	20,000	$3.50	-	$3.97
	July 2022 - September 2022	1,840,000	20,000	3.50	-	3.97
	October 2022 - December 2022	2,450,000	26,630	3.87	-	5.06
	January 2023 - March 2023	4,500,000	50,000	4.00	-	7.12
	April 2023 - June 2023	3,640,000	40,000	3.56	-	6.86
	July 2023 - September 2023	3,680,000	40,000	3.56	-	6.86
	October 2023 - December 2023	3,680,000	40,000	3.60	-	7.28
	January 2024 - March 2024	1,820,000	20,000	3.25	-	5.31

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
Changes in the fair value of derivative contracts from December 31, 2021 to March 31, 2022, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2021	$(34,910)
Commodity hedge contract settlement payments, net of any receipts	42,878
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(129,523)
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2022	$(121,555)

c
(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2022 would cause a $45.8 million increase or $45.3 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2022 would cause a $8.4 million increase or $8.2 million decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of March 31, 2022, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $801.2 million consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 3—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to in Item 1, Note 11—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report for more information regarding our legal proceedings.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2021 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2021 Annual Report or our SEC filings.

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

10.1#
Second Amended and Restated Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022).

10.2*#	Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Executive Vice President and Chief Financial Officer

Date:	May 5, 2022