Form 10-Q
period 2022-06-30
Centennial Resource Development, Inc.
filed 2022-08-04
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022, there were 285,059,255 shares of Common Stock, par value $0.0001 per share outstanding.

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
•our ability to identify, complete and effectively integrate acquisitions of properties or businesses, including our pending merger with Colgate Energy Partners III, LLC;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$201,092	$9,380
Accounts receivable, net	141,598	71,295
Prepaid and other current assets	7,189	5,860
Total current assets	349,879	86,535
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	984,264	1,040,386
Proved properties	4,929,108	4,623,726
Accumulated depreciation, depletion and amortization	(2,140,982)	(1,989,489)
Total oil and natural gas properties, net	3,772,390	3,674,623
Other property and equipment, net	13,167	11,197
Total property and equipment, net	3,785,557	3,685,820
Noncurrent assets
Operating lease right-of-use assets	54,934	16,385
Other noncurrent assets	33,660	15,854
TOTAL ASSETS	$4,224,030	$3,804,594
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$208,222	$130,256
Operating lease liabilities	21,124	1,413
Derivative instruments	83,541	35,150
Other current liabilities	3,214	1,080
Total current liabilities	316,101	167,899
Noncurrent liabilities
Long-term debt, net	801,849	825,565
Asset retirement obligations	18,151	17,240
Deferred income taxes	50,293	2,589
Operating lease liabilities	35,724	16,002
Other noncurrent liabilities	32,344	24,579
Total liabilities	1,254,462	1,053,874
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 620,000,000 shares authorized; 297,060,327 shares issued and 284,992,650 shares outstanding at June 30, 2022 and 294,260,623 shares issued and 284,696,972 shares outstanding at December 31, 2021	30	29
Additional paid-in capital	3,024,236	3,013,017
Retained earnings (accumulated deficit)	(54,698)	(262,326)
Total Shareholders' equity	2,969,568	2,750,720
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,224,030	$3,804,594
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues
Oil and gas sales	$472,654	$232,577	$819,931	$424,968
Operating expenses
Lease operating expenses	28,900	22,976	57,634	48,837
Severance and ad valorem taxes	34,695	15,784	59,746	28,367
Gathering, processing and transportation expenses	25,756	19,494	47,647	40,119
Depreciation, depletion and amortization	82,117	73,429	153,126	137,212
General and administrative expenses	9,947	28,807	40,550	54,063
Merger and integration expense	5,685	—	5,685	—
Impairment and abandonment expense	506	9,199	3,133	18,399
Exploration and other expenses	1,954	1,764	4,261	2,859
Total operating expenses	189,560	171,453	371,782	329,856
Net gain (loss) on sale of long-lived assets	(1,406)	(8)	(1,324)	36
Proceeds from terminated sale of assets	—	5,983	—	5,983
Income (loss) from operations	281,688	67,099	446,825	101,131

Other income (expense)
Interest expense	(14,326)	(15,182)	(27,480)	(32,667)
Gain (loss) on extinguishment of debt	—	(22,156)	—	(22,156)
Net gain (loss) on derivative instruments	(34,134)	(54,959)	(163,657)	(106,158)
Other income (expense)	85	143	203	150
Total other income (expense)	(48,375)	(92,154)	(190,934)	(160,831)

Income (loss) before income taxes	233,313	(25,055)	255,891	(59,700)
Income tax (expense) benefit	(41,487)	—	(48,263)	—
Net income (loss)	$191,826	$(25,055)	$207,628	$(59,700)

Income (loss) per share of Common Stock:
Basic	$0.67	$(0.09)	$0.73	$(0.21)
Diluted	$0.60	$(0.09)	$0.66	$(0.21)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$207,628	$(59,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	153,126	137,212
Stock-based compensation expense - equity awards	12,202	9,066
Stock-based compensation expense - liability awards	5,127	25,074
Impairment and abandonment expense	3,133	18,399
Deferred tax expense (benefit)	47,663	—
Net (gain) loss on sale of long-lived assets	1,324	(36)
Non-cash portion of derivative (gain) loss	47,131	45,759
Amortization of debt issuance costs and debt discount	4,226	2,886
(Gain) loss on extinguishment of debt	—	22,156
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(62,751)	(33,483)
(Increase) decrease in prepaid and other assets	(6,201)	(9)
Increase (decrease) in accounts payable and other liabilities	42,491	12,301
Net cash provided by operating activities	455,099	179,625
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(2,592)	(638)
Drilling and development capital expenditures	(224,011)	(126,665)
Purchases of other property and equipment	(2,863)	(471)
Proceeds from sales of oil and natural gas properties	863	698
Net cash used in investing activities	(228,603)	(127,076)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	170,000	320,000
Repayment of borrowings under revolving credit facility	(195,000)	(395,000)
Proceeds from issuance of senior notes	—	170,000
Debt issuance costs	(8,533)	(6,421)
Premiums paid on capped call transactions	—	(14,688)
Redemption of senior secured notes	—	(127,073)
Proceeds from exercise of stock options	8	15
Restricted stock used for tax withholdings	(1,259)	(477)
Net cash used in financing activities	(34,784)	(53,644)
Net increase (decrease) in cash, cash equivalents and restricted cash	191,712	(1,095)
Cash, cash equivalents and restricted cash, beginning of period	9,935	8,339
Cash, cash equivalents and restricted cash, end of period	$201,647	$7,244
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash paid for interest	$24,276	$30,124
Cash paid for income taxes	600	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	$63,486	$53,096
Asset retirement obligations incurred, including revisions to estimates	389	66
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$201,092	$4,702
Restricted cash(1)	555	2,542
Total cash, cash equivalents and restricted cash	$201,647	$7,244

(1)    Included in Prepaid and other current assets in the consolidated balance sheet as of June 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	294,261	$29	$3,013,017	$(262,326)	$2,750,720
Restricted stock issued	20	—	—	—	—
Restricted stock forfeited	(52)	—	—	—	—
Restricted stock used for tax withholding	(150)	—	(1,259)	—	(1,259)
Stock option exercises	3	—	1	—	1
Issuance of Common Stock under Employee Stock Purchase Plan	53	—	268	—	268
Stock-based compensation - equity awards	—	—	5,545	—	5,545
Net income (loss)	—	—	—	15,802	15,802
Balance at March 31, 2022	294,135	29	3,017,572	(246,524)	2,771,077
Restricted stock issued	2,998	1	—	—	1
Restricted stock forfeited	(75)	—	—	—	—
Stock option exercises	2	—	7	—	7
Stock-based compensation - equity awards	—	—	6,657	—	6,657
Net income (loss)	—	—	—	191,826	191,826
Balance at June 30, 2022	297,060	30	$3,024,236	$(54,698)	$2,969,568

Balance at December 31, 2020	290,646	$29	$3,004,433	$(400,501)	$2,603,961
Restricted stock forfeited	(1)	—	—	—	—
Restricted stock used for tax withholding	(128)	—	(477)	—	(477)
Issuance of Common Stock under Employee Stock Purchase Plan	276	—	167	—	167
Stock-based compensation - equity awards	—	—	4,585	—	4,585
Capped call premiums	—	—	(14,688)	—	(14,688)
Net income (loss)	—	—	—	(34,645)	(34,645)
Balance at March 31, 2021	290,793	29	2,994,020	(435,146)	2,558,903
Restricted stock forfeited	(7)	—	—	—	—
Stock option exercises	15	—	15	—	15
Stock-based compensation - equity awards	—	—	4,481	—	4,481
Net income (loss)	—	—	—	(25,055)	(25,055)
Balance at June 30, 2021	290,801	29	$2,998,516	$(460,201)	$2,538,344

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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. During the second quarter of 2022, the Company extended two drilling rig contracts each for a two-year period. A lease right-of-use (ROU) asset and related liability have been recorded based on the present value of the future lease payments over the lease term of the drilling rigs. As of June 30, 2022, $19.0 million was recorded to current operating lease liability and $21.6 million was recorded to noncurrent operating lease liability related to these rigs. There have been no other significant changes in operating leases during the six months ended June 30, 2022. Refer to Note 15—Leases footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2021 Annual Report.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 2—Business Combination
Pending Merger with Colgate
On May 19, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with CRP, Colgate Energy Partners III, LLC (“Colgate”), and Colgate Energy Partners III MidCo, LLC (the “Colgate Unitholder”) which provides for the combination of CRP and Colgate in a merger of equals transaction (the “Merger”), with CRP surviving the Merger (the “Surviving Company”) as a subsidiary of Centennial.
Colgate is an independent oil and gas company focused on the acquisition, development, exploration and production of oil and natural gas properties in the Delaware Basin. Colgate owns approximately 105,000 net leasehold acres and 25,000 net royalty acres in Reeves and Ward counties in Texas and Eddy County in New Mexico.
At the effective time of the Merger, all membership interests in CRP issued and outstanding will be converted into units in the Surviving Company (“Surviving Company Units”) equal to the number of shares of Centennial’s Class A common stock (the “Common Stock”) that are outstanding at such time, and all of the Colgate Unitholder’s membership interest in Colgate will be exchanged for 269,300,000 shares of Class C common stock (with underlying Surviving Company Units) and $525 million in cash. The shares of Class C Common Stock to be issued to the Colgate Unitholders pursuant to the Business Combination Agreement will represent a noncontrolling interest in the Surviving Company.
The transaction has been unanimously approved by the Boards of Directors of both companies. The Company has filed its definitive proxy statement with the SEC and the shareholder meeting is scheduled for August 29, 2022, where the Merger will be voted on by the Company’s shareholders. The Merger is expected to close shortly after the shareholder meeting subject to customary closing conditions, including, among others, receipt of the required approvals from the Company’s shareholders.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued oil and gas sales receivable, net	$114,168	$57,287
Joint interest billings, net	26,051	12,449
Other	1,379	1,559
Accounts receivable, net	$141,598	$71,295
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accounts payable	$31,134	$9,736
Accrued capital expenditures	49,791	24,377
Revenues payable	60,541	40,438
Accrued employee compensation and benefits	9,038	17,218
Accrued interest	15,423	15,259
Accrued derivative settlements payable	21,168	8,591
Accrued expenses and other	21,127	14,637
Accounts payable and accrued expenses	$208,222	$130,256

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Credit Facility due 2027	$—	$25,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	170,000
Unamortized debt issuance costs on Senior Notes	(12,152)	(13,279)
Unamortized debt discount	(1,798)	(1,955)
Senior Notes, net	801,849	800,565

Total long-term debt, net	$801,849	$825,565
Credit Agreement
On February 18, 2022, CRP, the Company’s consolidated subsidiary, entered into an amended and restated five-year secured credit facility (the “Credit Agreement”) with a syndicate of banks, which replaced our previous credit facility that was set to mature in May of 2023. The Credit Agreement increased our elected commitments to $750 million, increased our borrowing base to $1.15 billion and extended the maturity of the Credit Agreement to February 2027. As of June 30, 2022, the Company had no borrowings outstanding and $744.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit outstanding, under its new facility.
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
The Credit Agreement provides for, among other things, the ability to repurchase outstanding shares of the Company’s Common Stock and junior debt, subject to certain leverage and elected commitment availability conditions and subject to the requirement that such repurchases are funded from our free cash flow. The Credit Agreement contains restrictive covenants that limit our ability to, among other things: (i) incur additional indebtedness; (ii) make investments and loans; (iii) enter into mergers; (iv) make restricted payments; (v) repurchase or redeem junior debt; (vi) enter into commodity hedges exceeding a specified percentage of our expected production; (vii) enter into interest rate hedges exceeding a specified percentage of its outstanding indebtedness; (viii) incur liens; (ix) sell assets; and (x) engage in transactions with affiliates.
The Credit Agreement also requires CRP to maintain compliance with the following financial ratios:
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(ii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
CRP was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2022. In July 2022 in connection with the pending Merger, CRP amended its Credit Agreement; refer to Note 14—Subsequent Events for additional information.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs in the line items Long-term debt, net in the consolidated balance sheets. As of June 30, 2022, the net liability recorded related to the Convertible Senior Notes was $164.6 million.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of June 30, 2022, the remaining aggregate principal amount of 2027 Senior Notes and 2026 Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2022 and through the filing of this Quarterly Report.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the six months ended June 30, 2022:

(in thousands)
Asset retirement obligations, beginning of period	$17,240
Liabilities incurred	481
Liabilities divested and settled	(11)
Accretion expense	533
Revisions to estimated cash flows	(92)
Asset retirement obligations, end of period	$18,151
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
Note 6—Stock-Based Compensation
On April 27, 2022, the stockholders of the Company approved the second amended and restated Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (the “LTIP”), which, among other things, increased the number of shares of Common Stock authorized for issuance to employees and directors from 24,750,000 shares to 44,250,000 shares. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur in determining compensation expense.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Equity Awards
Restricted stock	$4,481	$3,536	$7,920	$7,142
Stock option awards	26	234	57	505
Performance stock units	2,079	646	4,082	1,285
Other stock-based compensation expense(1)	71	65	143	134
Total stock-based compensation - equity awards	6,657	4,481	12,202	9,066
Liability Awards
Restricted stock units	—	4,647	—	7,955
Performance stock units	(8,593)	10,013	5,127	17,119
Total stock-based compensation - liability awards	(8,593)	14,660	5,127	25,074
Total stock-based compensation expense	$(1,936)	$19,141	$17,329	$34,140

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
Restricted Stock
The following table provides information about restricted stock activity during the six months ended June 30, 2022:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2021	10,143,687	$2.85
Granted	2,409,749	7.90
Vested	(387,929)	5.03
Forfeited	(97,829)	5.40
Unvested balance as of June 30, 2022	12,067,678	3.76
The Company grants service-based restricted stock to executive officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock is based on the closing market price of the Company’s Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the six months ended June 30, 2022 and 2021 was $2.0 million and $2.7 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2022 was $32.4 million, which the Company expects to recognize over a weighted average period of 2.5 years.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,212,798	$15.31
Granted	—	—
Exercised	(4,000)	1.92		$24
Forfeited	(2,500)	7.58
Expired	(60,832)	14.69
Outstanding as of June 30, 2022	2,145,466	15.36	4.9	$276
Exercisable as of June 30, 2022	2,094,791	15.63	4.9	$165
The total fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $0.2 million and $0.5 million, respectively. The intrinsic value of the stock options exercised was minimal for the six months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2021. As of June 30, 2022, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.6 years.
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
During the six months ended June 30, 2022 and the year ended December 31, 2021 there were 0.7 million and 1.1 million shares, respectively, of performance stock units granted that can be settled in either Common Stock or cash upon vesting at the Company’s discretion. The Company currently intends to settle these performance stock units in Common Stock and has sufficient shares available under the LTIP to settle the units in Common Stock at the potential future vesting dates. Accordingly, these units have been treated as equity-based awards and a grant date was established on April 27, 2022, which represents the date the 2022 awards were approved and the date sufficient shares become available under the LTIP to settle 2021 awards in Common Stock. As a result, these PSU awards’ fair value was determined as of the grant date and remeasurement of such value will not be required.
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
The following table summarizes the key assumptions and related information used to determine the fair value of performance stock units:

	2021 Awards	2022 Awards
Weighted average fair value per share	$12.79	$13.81
Number of simulations	10,000,000	10,000,000
Expected implied stock volatility	99.5%	96.3%
Dividend yield	—%	—%
Risk-free interest rate	2.3%	2.7%

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about performance stock units outstanding during the six months ended June 30, 2022:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2021	1,580,980	$8.54
Granted	733,330	13.81
Vested	—	—
Cancelled	—	—
Forfeited	—	—
Unvested balance as of June 30, 2022	2,314,310	11.83
As of June 30, 2022, there was $19.1 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.4 years.
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
During the third quarter of 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Common Stock. The portion of the units that were settled in Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the year ended December 31, 2021. There are no remaining restricted stock units outstanding as of June 30, 2022.
Performance Stock Units
The Company granted 5.5 million PSUs during third quarter of 2020 to certain executive officers that will be settled in cash and are subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the three-year service period is subject to the condition that the Company’s stock price increases by a greater percentage, or decreases by a lessor percentage, than the average percentage increase or decrease, respectively, of the stock price of a peer group of companies. These market-based conditions must be met in order for the PSU awards to vest, and it is therefore possible that no units could ultimately vest and cumulative stock compensation expense recognized for these awards would then be reduced to zero. As of June 30, 2022, there was $15.2 million of unrecognized compensation cost that represents the unvested portion of the fair value of the PSUs at June 30, 2022 and will be recognized over a weighted average period of 1.0 years.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liability Awards Fair Value
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
The following table summarizes the key assumptions and related information used to determine the fair value of the liability awards as of June 30, 2022:

Performance stock units
Number of simulations	10,000,000
Expected implied stock volatility	73.7%
Dividend yield	—%
Risk-free interest rate	2.8%
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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of June 30, 2022:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	July 2022 - September 2022	782,000	8,500	$65.46
	October 2022 - December 2022	690,000	7,500	65.63
	January 2023 - March 2023	225,000	2,500	73.51
	April 2023 - June 2023	227,500	2,500	73.25
	July 2023 - September 2023	92,000	1,000	72.98
	October 2023 - December 2023	92,000	1,000	72.98

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	July 2022 - September 2022	460,000	5,000	$78.00	-	$107.13
	October 2022 - December 2022	644,000	7,000	80.00	-	104.17
	January 2023 - March 2023	810,000	9,000	75.56	-	91.15
	April 2023 - June 2023	819,000	9,000	75.56	-	91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	July 2022 - September 2022	552,000	6,000	$0.29
	October 2022 - December 2022	552,000	6,000	0.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	July 2022 - September 2022	920,000	10,000	$0.71
	October 2022 - December 2022	920,000	10,000	0.71

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	July 2022 - September 2022	2,760,000	30,000	$3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	July 2022 - September 2022	1,840,000	20,000	$(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	2,250,000	25,000	(1.11)
	April 2023 - June 2023	2,275,000	25,000	(1.11)
	July 2023 - September 2023	2,300,000	25,000	(1.11)
	October 2023 - December 2023	2,300,000	25,000	(1.11)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	July 2022 - September 2022	1,840,000	20,000	$3.50	-	$3.97
	October 2022 - December 2022	2,450,000	26,630	3.87	-	5.06
	January 2023 - March 2023	4,950,000	55,000	4.09	-	7.47
	April 2023 - June 2023	4,095,000	45,000	3.72	-	7.32
	July 2023 - September 2023	4,140,000	45,000	3.72	-	7.32
	October 2023 - December 2023	4,140,000	45,000	3.76	-	7.69
	January 2024 - March 2024	1,820,000	20,000	3.25	-	5.31

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net gain (loss) on derivative instruments	$(34,134)	$(54,959)	$(163,657)	$(106,158)
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2022
Derivative Assets
Commodity contracts	Prepaid and other current assets	$26,356	$(26,211)	$145
	Other noncurrent assets	21,874	(17,995)	3,879
Derivative Liabilities
Commodity contracts	Derivative instruments	109,752	(26,211)	83,541
	Other noncurrent liabilities	20,518	(17,995)	2,523

		December 31, 2021
Derivative Assets
Commodity contracts	Prepaid and other current assets	$3,284	$(3,284)	$—
	Other noncurrent assets	585	$(345)	240
Derivative Liabilities
Commodity contracts	Derivative instruments	$38,434	$(3,284)	$35,150
	Other noncurrent liabilities	345	(345)	—

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2022
Total assets	$—	$4,024	$—
Total liabilities	—	86,064	—
December 31, 2021
Total assets	$—	$240	$—
Total liabilities	—	35,150	—
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	June 30, 2022			December 31, 2021
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit Facility due 2027(1)	$—	$—	$—	$25,000	$25,000	$25,000
5.375% Senior Notes due 2026(2)	286,083	289,448	264,129	285,666	289,448	286,554
6.875% Senior Notes due 2027(2)	351,164	356,351	337,643	350,712	356,351	361,696
3.25% Convertible Notes due 2028(2)	164,602	170,000	212,577	164,187	170,000	215,279

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
Note 9—Shareholders' Equity
Stock Repurchase Program
In February 2022, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $350 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which is approved to run through April 1, 2024. The Company intends to use the Repurchase Program to reduce its shares of Common Stock outstanding and plans to fund these repurchases with cash on hand and cash flows from operations. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time. There were no shares purchased under the Repurchase Program during the six months ended June 30, 2022. Due to restrictions related to the Merger, the Company has been unable to make or initiate any share repurchases under the Repurchase Program since the announcement and therefore, will not be able to begin repurchasing its shares until the pending Merger closes or is otherwise terminated.
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

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

treasury stock method, and (ii) potential shares issuable under our Convertible Senior Notes, using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of common shares outstanding each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss)	$191,826	$(25,055)	$207,628	$(59,700)
Add: Interest on Convertible Senior Notes, net of tax	1,306	—	2,611	—
Adjusted net income (loss)	$193,132	$(25,055)	$210,239	$(59,700)

Basic weighted average shares of Common Stock outstanding	284,992	279,185	284,922	279,061
Add: Dilutive effects of equity awards and ESPP shares	8,038	—	7,897	—
Add: Dilutive effects of Convertible Senior Notes	27,074	—	27,074	—
Diluted weighted average shares of Common Stock outstanding	320,104	279,185	319,893	279,061

Basic net earnings (loss) per share of Common Stock	$0.67	$(0.09)	$0.73	$(0.21)
Diluted net earnings (loss) per share of Common Stock	$0.60	$(0.09)	$0.66	$(0.21)
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021(1)	2022	2021(1)
Out-of-the-money stock options	2,049	2,241	2,073	2,267
Restricted stock	—	8,769	—	9,167
Performance stock units	—	—	224	199
Employee Stock Purchase Plan	—	68	—	54
Convertible Senior Notes	—	27,074	—	27,074
Warrants	—	8,000	—	8,000
(1)    The Company recognized a net loss during the three and six months ended June 30, 2021, and therefore all potentially dilutive securities were anti-dilutive and excluded from the calculation of diluted net earnings per share.
Note 11—Transactions with Related Parties
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
The following table summarizes the revenues recognized and the associated processing fees incurred from this marketing agreement as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables outstanding as of the balance sheet dates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Oil and gas sales	$9,107	$3,056	$18,590	$4,132
Gathering, processing and transportation expenses	2,150	1,636	4,669	2,841

(in thousands)	June 30, 2022	December 31, 2021
Accounts receivable, net(1)	$3,889	$5,562

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.

CENTENNIAL RESOURCE DEVELOPMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the six months ended June 30, 2022, the Company entered into a two-year purchase agreement to buy frac’ sand used in its well fracture stimulation process. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac’ sand at a fixed price. The obligation is $39.1 million, which represents the minimum financial commitment pursuant to the terms of the contract from June 30, 2022 through March 31, 2024. There has been no other material, non-routine changes in commitments during the six months ended June 30, 2022. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2021 Annual Report.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues (in thousands):
Oil sales	$349,591	$177,105	$612,358	$310,831
Natural gas sales	68,030	27,015	107,048	62,466
NGL sales	55,033	28,457	100,525	51,671
Oil and gas sales	$472,654	$232,577	$819,931	$424,968

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, such receivable balances were $114.2 million and $57.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three and six months ended June 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 14—Subsequent Events
Credit Facility
On July 15, 2022, CRP and the Company entered into the first amendment to its Credit Agreement (the “Amendment”). The Amendment, among other things, waives compliance with certain restrictive covenants and provides the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger. In addition, the Amendment increases the elected commitments under the Credit Agreement to $1.5 billion from $750 million and the borrowing base to $2.5 billion from $1.15 billion. The Amendment is subject to and effective as of the closing date of the Merger and will be terminated if the Merger has not occurred prior to November 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the success of our pending merger transaction, continued and future impacts of COVID-19 and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our 2021 Annual Report all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Market Conditions
The demand for oil and natural gas has been significantly impacted by the worldwide outbreak of COVID-19, specifically regarding the uncertainty surrounding the virus’s impact and because of various governmental actions taken to mitigate the spread of the virus. Concurrently, global oil and natural gas supplies have been disrupted by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) and reduced drilling and completion activity from U.S. producers. Both OPEC+ output and U.S. drilling activity has increased since 2020 levels; however, these factors have only led to a gradual increase in oil and gas supply, and global supply has not returned to pre-pandemic levels. Further in the first half of 2022, Russia’s invasion of Ukraine and global sanctions placed on Russia in response have created additional downward pressures on the supply of oil and natural gas. Meanwhile, demand for oil and gas has risen steadily throughout 2021 and 2022 due to the availability of COVID-19 vaccinations, fewer government mandated restrictions and the global-wide transition away from coal to natural gas. Despite governmental actions from several countries to release a portion of their strategic petroleum reserves, global oil inventories have continued to decline due to the resulting supply and demand imbalances. These factors, among others, have aided in the recovery of global commodity prices throughout 2021 and have led to heightened commodity prices in the first half of 2022. Specifically, WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022, from a low of negative $37.63 per barrel on April 20, 2020. Similarly, the Henry Hub index price for natural gas reached a high of $9.46 per MMBtu on June 9, 2022, from a low of $1.33 per MMBtu on September 22, 2020.
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

	2020				2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$46.19	$28.00	$40.93	$42.66	$57.84	$66.06	$70.56	$77.09	$94.40	$108.34
Natural gas (per MMBtu)	$1.88	$1.65	$1.95	$2.47	$3.44	$2.88	$4.28	$4.74	$4.60	$7.39
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business, and/or our ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under CRP’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, lower prices can affect our operations, which could impact our ability to comply with the covenants under our credit agreement and senior notes.
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, the cost of oilfield goods and services generally also increase, while during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing during 2021 and 2022. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which would in turn cause our capital expenditures and operating costs to rise.
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
2022 Highlights and Future Considerations
Pending Merger
On May 19, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Colgate Energy Partners III, LLC (“Colgate”), which provides for the combination of Centennial and Colgate in a merger of equals transaction (the “Merger”). Colgate is an independent oil and gas company focused on the acquisition, development, exploration and production of oil and natural gas properties in the Permian Basin. Colgate owns approximately 105,000 net leasehold acres and 25,000 net royalty acres in Reeves and Ward counties in Texas and Eddy County in New Mexico. We believe that the Merger will provide significant increases to operational and financial scale, drive accretion across our key financial and operating metrics, and enhance the combined company’s shareholder returns.
Pursuant to the Business Combination Agreement, all membership interests in CRP issued and outstanding will be converted into units in the surviving company (“Surviving Company Units”) equal to the number of shares of our Class A common stock (“Common Stock”) that are outstanding at such time, and all of the membership interest in Colgate will be exchanged for 269,300,000 shares of Class C common stock (with underlying Surviving Company Units) and $525 million in cash. The shares of Class C common stock will represent a noncontrolling interest in the Surviving Company.
The transaction has been unanimously approved by the Boards of Directors of both companies. The definitive proxy statement has been filed with the SEC and the shareholder meeting is scheduled for August 29, 2022, where the Merger will be voted on by our shareholders. The Merger is expected to close shortly after the shareholder meeting subject to customary closing conditions, including, among others, receipt of the required approvals from our shareholders.
Operational Highlights
We operated a two-rig drilling program during the first six months of 2022, which enabled us to complete and bring online 31 gross operated wells with an average effective lateral length of approximately 9,100 feet.
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
In February 2022, our Board of Directors authorized a stock repurchase program to acquire up to $350 million of our outstanding Common Stock, which program is approved to run through April 1, 2024 (the “Repurchase Program”). We intend to use the Repurchase Program to reduce shares of our Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flows from operations. Due to restrictions related to the Merger, we have been unable to make or initiate any share repurchases under the Repurchase Program since the announcement and therefore, we will not be able to begin repurchasing our shares until the pending Merger closes or is otherwise terminated.

On July 15, 2022, we entered into the first amendment to our Credit Agreement (the “Amendment”). The Amendment, among other things, waives compliance with certain restrictive covenants and provides the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger. In addition, the Amendment increases the elected commitments under our Credit Agreement to $1.5 billion from $750 million and the borrowing base to $2.5 billion from $1.15 billion. The Amendment is subject to and effective as of the closing date of the Merger and will be terminated if the Merger has not occurred prior to November 30, 2022.

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
Net revenues (in thousands):
Oil sales	$349,591	$177,105	$172,486	97%
Natural gas sales	68,030	27,015	41,015	152%
NGL sales	55,033	28,457	26,576	93%
Oil and gas sales	$472,654	$232,577	$240,077	103%

Average sales prices:
Oil (per Bbl)	$104.69	$60.99	$43.70	72%
Effect of derivative settlements on average price (per Bbl)	(16.97)	(12.59)	(4.38)	(35)%
Oil net of hedging (per Bbl)	$87.72	$48.40	$39.32	81%

Average NYMEX price for oil (per Bbl)	$108.34	$66.06	$42.28	64%
Oil differential from NYMEX	(3.65)	(5.07)	1.42	28%

Natural gas (per Mcf)	$6.22	$2.55	$3.67	144%
Effect of derivative settlements on average price (per Mcf)	(1.55)	(0.09)	(1.46)	(1,622)%
Natural gas net of hedging (per Mcf)	$4.67	$2.46	$2.21	90%

Average NYMEX price for natural gas (per Mcf)	$7.39	$2.88	$4.51	157%
Natural gas differential from NYMEX	(1.17)	(0.33)	(0.84)	(255)%

NGL (per Bbl)	$44.77	$30.37	$14.40	47%

Net production:
Oil (MBbls)	3,339	2,904	435	15%
Natural gas (MMcf)	10,941	10,613	328	3%
NGL (MBbls)	1,230	937	293	31%
Total (MBoe)(1)	6,392	5,610	782	14%

Average daily net production:
Oil (Bbls/d)	36,696	31,912	4,784	15%
Natural gas (Mcf/d)	120,225	116,629	3,596	3%
NGL (Bbls/d)	13,507	10,297	3,210	31%
Total (Boe/d)(1)	70,240	61,647	8,593	14%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended June 30, 2022 were $240.1 million (or 103%) higher than total net revenues for the three months ended June 30, 2021. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased in the second quarter of 2022 compared to the same 2021 period by 72%, 144% and 47%, respectively. The 72% increase in the average realized oil price was mainly the result of higher (64%) NYMEX crude prices between periods, as well as improved oil differentials ($1.42 per Bbl narrower). The average realized sales price of natural gas increased 144% due to higher (157%) NYMEX gas prices between periods, partially offset by wider gas differentials ($0.84 per Mcf wider). The 47% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the second quarter of 2022 as compared to the second quarter of 2021. The market prices for oil, natural gas and NGLs have all been impacted by global supply constraints for oil and gas throughout 2021 and 2022, as well as increasing demand worldwide as global economies emerge from COVID-19 era lockdowns and restrictions, as discussed in the market conditions section above.
Net production volumes for oil, natural gas and NGLs increased 15%, 3% and 31%, respectively, between periods. The increase in oil production resulted from our successful drilling program in the Delaware Basin. Since the second quarter of 2021, we placed 50 wells on production, which added 1,649 MBbls of net oil production to the three months ended June 30, 2022, as compared to 28 wells brought online since the second quarter of 2020 that added 872 MBbls of net oil production to the second quarter of 2021. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, the main processor of our raw gas operated in partial ethane-recovery during the second quarter of 2022, as compared to operating in full ethane-rejection during the 2021 period, and this resulted in fewer natural gas volumes and more NGLs being recovered from our wet gas stream during the 2022 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	Change	%
Operating costs (in thousands):
Lease operating expenses	$28,900	$22,976	$5,924	26%
Severance and ad valorem taxes	34,695	15,784	18,911	120%
Gathering, processing and transportation expenses	25,756	19,494	6,262	32%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.52	$4.10	$0.42	10%
Severance and ad valorem taxes (% of revenue)	7.3%	6.8%	0.5%	7%
Gathering, processing and transportation expenses (per Boe)	$4.03	$3.47	$0.56	16%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2022 increased $5.9 million compared to the three months ended June 30, 2021. Higher LOE for the second quarter of 2022 was primarily related to (i) a $2.9 million increase in electricity costs between periods due to electricity credits received during the second quarter of 2021 related to the severe winter storm in the Permian Basin (“Winter Storm Uri”) that were not similarly received in 2022; (ii) an increase in workover expense of $0.9 million between periods; and (iii) higher fixed and variable costs associated with our higher well count, which increased to 435 gross operated horizontal wells as of June 30, 2022 from 409 gross operated horizontal wells as of June 30, 2021. These increases were partially offset by lower water handling costs, which are associated with our higher level of recycling activity whereby produced water from our operated wells is recycled and then reused in our drilling and completion operations. This process results in significantly lower costs as compared to typical water disposal rates.
LOE per Boe was $4.52 for the second quarter of 2022, which represents an increase of $0.42 per Boe (or 10%) from the second quarter of 2021. This increase was primarily driven by per Boe increases associated with (i) higher electricity expenses between periods (discussed above); (ii) higher workover expense; and (iii) fixed and semi-variable costs, such as monthly equipment rentals, repair work, labor, and wellhead chemical costs, that increase at a higher rate than increases in production. These per Boe increases were partially offset by decreases in our water handling costs described above.

Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2022 increased $18.9 million compared to the three months ended June 30, 2021. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the second quarter of 2022 increased $17.6 million compared to the same 2021 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $1.3 million due to higher tax assessments on our oil and gas reserve values.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.3% for the three months ended June 30, 2022 as compared to 6.8% for the same prior year quarter. This increase in rate was the result of a larger portion of our oil and gas volumes being produced in New Mexico, which levies higher severance tax rates than Texas, during the second quarter of 2022.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended June 30, 2022 increased $6.3 million as compared to the three months ended June 30, 2021. Similarly, GP&T increased on a per Boe basis from $3.47 for the second quarter of 2021 to $4.03 for the second quarter of 2022. These increases were mainly attributable to higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above. This increase was partially offset by a higher portion of our 2022 oil and gas volumes being produced from our New Mexico wells, where our GP&T rates are currently lower than those in Texas.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended June 30,
(in thousands, except per Boe data)	2022	2021
Depreciation, depletion and amortization	$82,117	$73,429
Depreciation, depletion and amortization per Boe	$12.85	$13.09
For the three months ended June 30, 2022, DD&A expense amounted to $82.1 million, an increase of $8.7 million over the same 2021 period. The primary factor contributing to higher DD&A expense in 2022 was the increase in our overall production volumes between periods, which increased DD&A expense by $10.2 million for the three months ended June 30, 2022. This was partially offset by our lower DD&A rate in the 2022 period, which decreased DD&A expense by $1.5 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.85 for the second quarter of 2022 compared to $13.09 for the same period in 2021. This decrease in DD&A rate was primarily due to the Company continuing to complete wells with low finding and development costs and high quantities of associated proved developed reserves since the second quarter of 2021.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021
Cash general and administrative expenses	$12,434	$10,126
Stock-based compensation - equity awards	6,106	4,260
Stock-based compensation - liability awards	(8,593)	14,421
General and administrative expenses	9,947	28,807
G&A expenses for the three months ended June 30, 2022 were $9.9 million compared to $28.8 million for the three months ended June 30, 2021. Lower G&A in the second quarter of 2022 was the result of a $21.2 million decrease in total stock-based compensation expense between periods. This decrease was primarily related to performance stock units granted in 2020 that are recorded at their respective fair value each balance sheet date, and such fair value decreased between periods. This decrease was slightly offset by an increase in cash G&A, which increased $2.3 million period over period due to higher payroll and other personnel costs.

Merger and integration expense. Merger and integration expense for the three months ended June 30, 2022 was $5.7 million and includes costs incurred for the pending Merger consisting primarily of legal and advisory fees. See Note 2—Business Combination for further details regarding the pending Merger.
Impairment and Abandonment Expense. During the three months ended June 30, 2022, impairment and abandonment expense was $0.5 million as compared to $9.2 million during the three months ended June 30, 2021. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021
Geological and geophysical costs	$1,534	$1,173
Stock-based compensation - equity awards	551	221
Stock-based compensation - liability awards	—	239
Other expenses	(131)	131
Exploration and other expenses	$1,954	$1,764
Exploration and other expenses were $2.0 million for the three months ended June 30, 2022 compared to $1.8 million for the three months ended June 30, 2021. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G personnel costs in the second quarter of 2022.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021
Credit facility	$772	$2,762
8.00% Senior Secured Notes due 2025	—	367
5.375% Senior Notes due 2026	3,889	3,889
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	1,381
Amortization of debt issuance costs and debt discount	2,734	1,040
Interest capitalized	(575)	(382)
Total	$14,326	$15,182
Interest expense decreased $0.9 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to (i) $2.0 million in lower interest incurred on our Credit Agreement due to lower borrowings outstanding during the 2022 period, and (ii) $0.4 million in interest expense on our Senior Secured Notes due 2025 that was incurred in the second quarter of 2021 but not in the 2022 period, as these notes were redeemed in April of 2021. These decreases were partially offset by additional debt issuance costs amortized during the second quarter of 2022 related to fees incurred for an incremental commitment letter we entered into in connection with the Merger.
Our weighted average borrowings outstanding under our Credit Agreement were $5.4 million versus $289.8 million for the three months ended June 30, 2022 and 2021, respectively. Our Credit Agreement’s weighted average effective interest rate was 2.7% and 3.3% for the three months ended June 30, 2022 and 2021, respectively.
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
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021
Realized cash settlement gains (losses)	$(73,648)	$(37,513)
Non-cash mark-to-market derivative gain (loss)	39,514	(17,446)
Total	$(34,134)	$(54,959)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2022	2021
Income (loss) before income taxes	$233,313	$(25,055)
Income tax (expense) benefit	(41,487)	—
Our provisions for income taxes for the three months ended June 30, 2022 and 2021 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences, (ii) state income taxes, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended June 30, 2022, we generated pre-tax net income of $233.3 million and recorded income tax expense of $41.5 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the partial release of our deferred tax valuation allowance due to the generation of net income in the current year.
For the three months ended June 30, 2021, we recognized a deferred tax asset valuation allowance of $7.6 million against net operating losses (“NOLs”) we generated during the quarter, and such NOLs were estimated at such time as unlikely to be realized in future periods. The increase in the valuation allowance was the primary factor reducing our income tax benefit (based on the U.S. statutory rate) to zero for the second quarter of 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
Net revenues (in thousands):
Oil sales	$612,358	$310,831	$301,527	97%
Natural gas sales	107,048	62,466	44,582	71%
NGL sales	100,525	51,671	48,854	95%
Oil and gas sales	$819,931	$424,968	$394,963	93%

Average sales prices:
Oil (per Bbl)	$97.42	$57.08	$40.34	71%
Effect of derivative settlements on average price (per Bbl)	(15.03)	(11.12)	(3.91)	(35)%
Oil net of hedging (per Bbl)	$82.39	$45.96	$36.43	79%

Average NYMEX price for oil (per Bbl)	$101.37	$61.95	$39.42	64%
Oil differential from NYMEX	(3.95)	(4.87)	0.92	19%

Natural gas (per Mcf)	$5.13	$3.13	$2.00	64%
Effect of derivative settlements on average price (per Mcf)	(1.06)	0.01	(1.07)	(10,700)%
Natural gas net of hedging (per Mcf)	$4.07	$3.14	$0.93	30%

Average NYMEX price for natural gas (per Mcf)	$6.00	$3.15	$2.85	90%
Natural gas differential from NYMEX	(0.87)	(0.02)	(0.85)	(4,250)%

NGL (per Bbl)	$46.74	$30.10	$16.64	55%

Net production:
Oil (MBbls)	6,286	5,446	840	15%
Natural gas (MMcf)	20,866	19,956	910	5%
NGL (MBbls)	2,151	1,717	434	25%
Total (MBoe)(1)	11,914	10,488	1,426	14%

Average daily net production:
Oil (Bbls/d)	34,729	30,086	4,643	15%
Natural gas (Mcf/d)	115,280	110,253	5,027	5%
NGLs (Bbls/d)	11,881	9,484	2,397	25%
Total (Boe/d)(1)	65,824	57,945	7,879	14%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the six months ended June 30, 2022 were $395.0 million, or 93%, higher than total net revenues for the six months ended June 30, 2021. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, residue gas and NGLs increased for the first half of 2022 compared to the same 2021 period by 71%, 64%, and 55%, respectively. The 71% increase in the average realized oil price was mainly the result of higher (64%) NYMEX crude prices between periods, as well as improved oil differentials ($0.92 per Bbl narrower). The average realized sales price of natural gas increased 64% due to higher (90%) average NYMEX gas prices between periods, partially offset by wider gas differentials ($0.85 per Mcf wider). The 55% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products for the first half of 2022 compared to the first half of 2021. The market prices for oil, natural gas and NGLs have all been impacted by global supply constraints for oil and gas throughout 2021 and 2022, as well as increasing demand worldwide as global economies emerge from COVID-19 era lockdowns and restrictions, as discussed in the market conditions section above.
Net production volumes for oil, natural gas, and NGLs increased 15%, 5%, and 25%, respectively, between periods. The oil production volume increase resulted from our successful drilling program in the Delaware Basin. Since the second quarter of 2021, we placed 50 wells on production, which added 2,788 MBbls of net oil production to the six months ended June 30, 2022 as compared to 28 wells brought online since the second quarter of 2020 that added 1,214 MBbls of net oil production to the six months ended June 30, 2021. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, the main processor of our raw gas operated in partial ethane-recovery during the first half of 2022, as compared to operating in full ethane-rejection during the 2021 period, and this resulted in fewer natural gas volumes and more NGLs being recovered from our wet gas stream during the 2022 period.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	Change	%
Operating costs (in thousands):
Lease operating expenses	$57,634	$48,837	$8,797	18%
Severance and ad valorem taxes	59,746	28,367	31,379	111%
Gathering, processing and transportation expenses	47,647	40,119	7,528	19%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.84	$4.66	$0.18	4%
Severance and ad valorem taxes (% of revenue)	7.3%	6.7%	0.6%	9%
Gathering, processing and transportation expenses (per Boe)	$4.00	$3.83	$0.17	4%
Lease Operating Expenses. LOE for the six months ended June 30, 2022 increased $8.8 million compared to the six months ended June 30, 2021. Higher LOE for the first half of 2022 was primarily related to (i) a $2.2 million increase in electricity costs between periods due to electricity credits received during 2021 related Winter Storm Uri that were not similarly received in 2022; (ii) an increase in workover expense of $1.8 million between periods; and (iii) higher fixed and variable costs associated with our higher well count, which increased to 435 gross operated horizontal wells as of June 30, 2022 from 409 gross operated horizontal wells as of June 30, 2021. These increases were partially offset by lower water handling costs, which are associated with our higher level of recycling activity whereby produced water from our operated wells is recycled and then reused in our drilling and completion operations. This process results in significantly lower costs as compared to typical water disposal rates.
LOE per Boe was $4.84 for the six months ended June 30, 2022, which represents an increase of $0.18 per Boe (or 4%) from the comparable 2021 period. This increase was primarily driven by per Boe increases associated with (i) higher electricity expenses between periods (discussed above); (ii) higher workover expense; and (iii) fixed and semi-variable costs, such as monthly equipment rentals, repair work, labor, and wellhead chemical costs, that increase at a higher rate than increases in production. These per Boe increases were partially offset by decreases in our water handling costs described above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2022 increased $31.4 million compared to the six months ended June 30, 2021. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first half of 2022 increased $29.0 million compared to the same 2021 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $2.4 million due to higher tax assessments on our oil and gas reserve values.

Severance and ad valorem taxes as a percentage of total net revenues increased to 7.3% for the first half of 2022 as compared to 6.7% for the same 2021 period. This increase in rate was the result of a larger portion of our oil and gas volumes being produced in New Mexico, which levies higher severance tax rates than Texas, during the first half of 2022.
Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2022 increased $7.5 million compared to the six months ended June 30, 2021. Similarly, GP&T on a per Boe basis increased from $3.83 for the first half of 2021 to $4.00 for the same 2022 period. These increases were mainly attributable to higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above. This increase was partially offset by a higher portion of our 2022 oil and gas volumes being produced from our New Mexico wells, where our GP&T rates are currently lower than those in Texas.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Six Months Ended June 30,
(in thousands, except per Boe data)	2022	2021
Depreciation, depletion and amortization	$153,126	$137,212
Depreciation, depletion and amortization per Boe	$12.85	$13.08
For the six months ended June 30, 2022, DD&A expense amounted to $153.1 million, an increase of $15.9 million over the same 2021 period. The primary factor contributing to higher DD&A expense in 2022 was the increase in our overall production volumes between periods, which increased DD&A expense by $18.6 million during the first half of 2022, while lower DD&A rates between periods decreased DD&A expense by $2.7 million for the six months ended June 30, 2022.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.85 for the first half of 2022 compared to $13.08 for the same period in 2021. This decrease in DD&A rate was primarily due to the Company continuing to complete wells with low finding and development costs and high quantities of associated proved developed reserves since the second quarter of 2021.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash general and administrative expenses	$24,203	$20,758
Stock-based compensation expense - equity awards	11,220	8,637
Stock-based compensation expense - liability awards	5,127	24,668
General and administrative expenses	$40,550	$54,063
G&A expenses for the six months ended June 30, 2022 were $40.6 million compared to $54.1 million for the six months ended June 30, 2021. Lower G&A in the first half of 2022 was the result of a $17.0 million decrease in total stock-based compensation expense between periods. This decrease was primarily related to performance stock units granted in 2020 that are recorded at their respective fair value each balance sheet date, and such fair value decreased between periods. This decrease was slightly offset by higher cash G&A which increased $3.4 million period over period due to higher payroll and other personnel cost increases.
Merger and integration expense. Merger and integration expense for the six months ended June 30, 2022 was $5.7 million and includes costs incurred for the pending Merger consisting primarily of legal and advisory fees. See Note 2—Business Combination for further details regarding the pending Merger.
Impairment and Abandonment Expense. During the six months ended June 30, 2022, impairment and abandonment expense was $3.1 million as compared to $18.4 million during the six months ended June 30, 2021. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Geological and geophysical costs	$3,237	$1,786
Stock-based compensation - equity awards	982	429
Stock-based compensation - liability awards	—	406
Other expenses	42	238
Exploration and other expenses	$4,261	$2,859
Exploration and other expenses were $4.3 million for the six months ended June 30, 2022 compared to $2.9 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G personnel costs in the second half of 2022.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Credit facility	$1,649	$6,077
8.00% Senior Secured Notes due 2025	—	2,908
5.375% Senior Notes due 2026	7,778	7,778
6.875% Senior Notes due 2027	12,250	12,250
3.25% Convertible Senior Notes due 2028	2,762	1,553
Amortization of debt issuance costs and debt discount	4,226	2,887
Interest capitalized	(1,185)	(786)
Total	$27,480	$32,667
Interest expense was $5.2 million lower for the six months ended June 30, 2022 compared to the same 2021 period mainly due to (i) $4.4 million in lower interest incurred on our Credit Agreement due to lower borrowings outstanding during the 2022 period, and (ii) $2.9 million in decreased interest expense on our Senior Secured Notes due 2025 that were redeemed in April of 2021. These decreases were partially offset by (i) additional debt issuance costs amortized during the six months ended June 30, 2022 related to fees incurred for an incremental commitment letter we entered into in connection with the Merger, and (ii) interest on our Convertible Senior Notes that was incurred in 2022 but only partially during the 2021 period due to their issuance in March of 2021.
Our weighted average borrowings outstanding under our Credit Agreement were $16.5 million versus $310.2 million for the first half of 2022 and 2021, respectively. Our Credit Agreement’s weighted average effective interest rate was 2.9% and 3.4% for the six months ended June 30, 2022 and 2021, respectively.
Gain (loss) on extinguishment of debt. During the six months ended June 30, 2021, we redeemed at par all of our $127.1 million aggregate principal amount of Senior Secured Notes outstanding. In connection with this redemption, we recorded a loss on debt extinguishment of $22.2 million related to the write-off of all unamortized debt issuance costs and debt discounts associated with these notes.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses for derivative instruments for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Realized cash settlement gains (losses)	$(116,526)	$(60,399)
Non-cash mark-to-market derivative gain (loss)	(47,131)	(45,759)
Total	$(163,657)	$(106,158)

Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Income (loss) before income taxes	$255,891	$(59,700)
Income tax (expense) benefit	(48,263)	—
Our provisions for income taxes for the first half of 2022 and 2021 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) state income taxes; (ii) permanent differences; and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the six months ended June 30, 2022 we generated pre-tax net income of $255.9 million and recorded income tax expense of $48.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the partial release of our deferred tax valuation allowance due to the generation of net income in the current year.
For the six months ended June 30, 2021, we recognized deferred tax asset valuation allowances of $20.0 million against NOLs we generated during the period, and such NOLs were estimated at such time as unlikely to be realized in future periods. The increase in our valuation allowance was the primary factor reducing our income tax benefit (based on the U.S. statutory rate) to zero for the first six months of 2021.

Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under CRP’s revolving credit facility, proceeds from offerings of debt or equity securities, or proceeds from the sale of oil and gas properties. Our future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties. The following table summarizes our capital expenditures (“capex”) incurred for the six months ended June 30, 2022:

(in millions)	Six Months Ended June 30, 2022
Drilling, completion and facilities	$248.4
Infrastructure, land and other	6.9
Total capital expenditures incurred	$255.3
    We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program during the first half of 2022. We expect our total capex budget for 2022 on a stand alone basis to be between $365 million to $425 million, of which $350 million to $400 million is allocated to drilling, completion and facilities activity. We funded our capital expenditures for the six months ended June 30, 2022 entirely from cash flows from operations, and we expect to fund the remainder of our stand alone 2022 capex budget entirely from cash flows from operations as well, given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place. We generated free cash flow during the first half of 2022 such that we were able to pay down all of our borrowings under our Credit Agreement during the period.
In May 2022, we announced the pending Merger with Colgate that is expected close in the third quarter of 2022. If the Merger closes as expected, our 2022 operational plans and sources and use of capital, among others things, as a combined entity will change, and such changes are expected to include (i) the Company assuming $1.0 billion of Colgate’s senior notes and Colgate’s credit facility borrowings outstanding at closing, which will be refinanced under CRP’s Credit Agreement, (ii) potential borrowings under CRP’s Credit Agreement to fund some portion of the $525 million in cash Merger consideration due at closing, and (iii) the funding of additional transaction costs yet to be incurred related to the Merger.
    In February 2022, our Board of Directors authorized the Repurchase Program to acquire up to $350 million of our outstanding Common Stock. We intend to use the Repurchase Program to reduce our shares of Common Stock outstanding and plan to fund these share repurchases with cash on hand and cash flows from operations. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors. Due to restrictions related to the Merger, we have been unable to make or initiate any share repurchases under the Repurchase Program since the announcement and therefore, we will not be able to begin repurchasing our shares until the pending Merger closes or is otherwise terminated. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$455,099	$179,625
Net cash used in investing activities	(228,603)	(127,076)
Net cash used in financing activities	(34,784)	(53,644)
For the six months ended June 30, 2022, we generated $455.1 million of cash from operating activities, an increase of $275.5 million from the same period in 2021. Cash provided by operating activities increased primarily due to higher realized prices for all commodities, higher production volumes, decreased cash interest costs, and the timing of our supplier payments during the six months ended June 30, 2022. These increasing factors were partially offset by higher lease operating expenses, GP&T, cash G&A, severance and ad valorem taxes, cash settlement losses on derivatives, and the timing of our receivable collections for the six months ended June 30, 2022 as compared to the same 2021 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the six months ended June 30, 2022, cash flows from operating activities were used to finance $224.0 million of drilling and development cash expenditures and repay net borrowings of $25.0 million under our Credit Agreement.
During the six months ended June 30, 2021, cash flows from operating activities and net proceeds from the issuance of the Convertible Senior Notes (defined below) were used to finance $126.7 million of drilling and development cash expenditures, repay net borrowings of $75.0 million under our credit facility, redeem $127.1 million of our 2025 senior secured notes outstanding and to fund $14.7 million in capped call spread transactions.
Credit Agreement
On February 18, 2022, CRP entered into an amended and restated five-year secured Credit Agreement with a syndicate of banks, which replaced our previous credit facility that was set to mature in May of 2023. The Credit Agreement increased our elected commitments to $750 million, increased our borrowing base to $1.15 billion and extended the maturity of the Credit Agreement to February 2027. As of June 30, 2022, the Company had no borrowings outstanding and $744.2 million in available borrowing capacity, which was net of $5.8 million in letters of credit outstanding, under its new facility.
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
The Credit Agreement also requires CRP to maintain compliance with the following financial ratios:
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
CRP was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2022 and through the filing of this Quarterly Report.
On July 15, 2022, CRP and the Company entered into the Amendment to our Credit Agreement. The Amendment, among other things, waives compliance with certain restrictive covenants and provides the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger. In addition, the Amendment increases the elected commitments under the Credit Agreement to $1.5 billion from $750 million and the borrowing base to $2.5 billion from $1.15 billion. The Amendment is subject to and effective as of the closing date of the Merger and will be terminated if the Merger has not occurred prior to November 30, 2022.
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
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. CRP can settle the Convertible Senior Notes by paying or delivering cash, shares of the Common Stock, or a combination of cash and Common Stock, at CRP’s election.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit CRP’s ability and the ability of CRP’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. CRP was in compliance with these covenants as of June 30, 2022 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2021, there have not been any significant, non-routine changes in our contractual obligations other than the new frac’ sand agreements entered into as discussed in Note 12—Commitments and Contingencies under Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes during the six months ended June 30, 2022 to the critical accounting policies. Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2021 Annual Report for a discussion of our critical accounting policies and estimates.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects to us as of June 30, 2022.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first half of 2022, our oil and gas sales for the six months ended June 30, 2022 would have moved up or down $61.2 million for each 10% change in oil prices per Bbl, $10.1 million for each 10% change in NGL prices per Bbl, and $10.7 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of June 30, 2022 and additional contracts entered into through July 31, 2022. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of June 30, 2022.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	July 2022 - September 2022	782,000	8,500	$65.46
	October 2022 - December 2022	690,000	7,500	65.63
	January 2023 - March 2023	225,000	2,500	73.51
	April 2023 - June 2023	227,500	2,500	73.25
	July 2023 - September 2023	92,000	1,000	72.98
	October 2023 - December 2023	92,000	1,000	72.98

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	July 2022 - September 2022	460,000	5,000	$78.00	-	$107.13
	October 2022 - December 2022	644,000	7,000	80.00	-	104.17
	January 2023 - March 2023	810,000	9,000	75.56	-	91.15
	April 2023 - June 2023	819,000	9,000	75.56	-	91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	July 2022 - September 2022	552,000	6,000	$0.29
	October 2022 - December 2022	552,000	6,000	0.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	July 2022 - September 2022	920,000	10,000	$0.71
	October 2022 - December 2022	920,000	10,000	0.71

(1)    These crude oil swap transactions are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil collars are settled based on the NYMEX WTI index price, on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.
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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	July 2022 - September 2022	2,760,000	30,000	$3.24
	October 2022 - December 2022	1,540,000	16,739	3.15

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	July 2022 - September 2022	1,840,000	20,000	$(0.45)
	October 2022 - December 2022	1,840,000	20,000	(0.45)
	January 2023 - March 2023	2,250,000	25,000	(1.11)
	April 2023 - June 2023	2,275,000	25,000	(1.11)
	July 2023 - September 2023	2,300,000	25,000	(1.11)
	October 2023 - December 2023	2,300,000	25,000	(1.11)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	July 2022 - September 2022	1,840,000	20,000	$3.50	-	$3.97
	October 2022 - December 2022	2,450,000	26,630	3.87	-	5.06
	January 2023 - March 2023	4,950,000	55,000	4.09	-	7.47
	April 2023 - June 2023	4,095,000	45,000	3.72	-	7.32
	July 2023 - September 2023	4,140,000	45,000	3.72	-	7.32
	October 2023 - December 2023	4,140,000	45,000	3.76	-	7.69
	January 2024 - March 2024	1,820,000	20,000	3.25	-	5.31

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

Changes in the fair value of derivative contracts from December 31, 2021 to June 30, 2022, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2021	$(34,910)
Commodity hedge contract settlement payments, net of any receipts	116,526
Cash and non-cash mark-to-market losses on commodity hedge contracts(1)	(163,656)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2022	$(82,040)

c
(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2022 would cause a $48.1 million increase or $47.1 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of June 30, 2022 would cause a $7.2 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. CRP’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of June 30, 2022, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The long-term debt balance of $801.8 million consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to in Item 1, Note 12—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report for more information regarding our legal proceedings.
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
Risks Relating to the Transactions
The Transactions are subject to closing conditions and may not be completed, the Business Combination Agreement may be terminated in accordance with its terms, and we may be required to pay a termination fee upon termination.
On May 19, 2022, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with CRP, Colgate Energy Partners III, LLC (“Colgate”), and, solely for purposes of the specified provisions therein, Colgate Energy Partners III MidCo, LLC (the “Colgate Unitholder”), pursuant to which, CRP will merge with and into Colgate (the “Merger”), with CRP surviving the Merger (the “Surviving Company”) and continuing as a subsidiary of the Company.
The transactions contemplated by the Business Combination Agreement (the “Transactions”) are subject to customary closing conditions that must be satisfied or waived prior to the completion of the Transactions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder (the “HSR Act”), no agreement shall be in effect between Colgate, Centennial or any of their respective subsidiaries, on the one hand, and the Antitrust Division of the Department of Justice (the “Antitrust Division”) or the U.S. Federal Trade Commission (the “FTC”), on the other hand, not to consummate the Transactions, and approval by our shareholders of the issuance of shares of Centennial common stock to the Colgate Unitholder (the “Stock Issuance Proposal”) and the approval and adoption of a Fourth Amended and Restated Certificate of Incorporation of Centennial Resource Development, Inc. (the “A&R Charter Proposal”). Many of the closing conditions are not within our control. While the waiting period under the HSR Act expired without objections or comments on July 5, 2022, no assurance can be given that no agreement will be in effect between Colgate, Centennial or any of their respective subsidiaries, on the one hand, and the Antitrust Division or FTC, on the other hand, not to consummate the Transactions and clearances and shareholder approvals will be obtained or that the required conditions to closing will be satisfied in a timely manner or at all. Any delay in completing the Transactions could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transactions are successfully completed within its expected time frame.
Additionally, either party may terminate the Business Combination Agreement under certain circumstances, including, among other reasons, if the Transactions are not completed by February 19, 2023 (subject to an automatic extension of such date to May 19, 2023 in certain circumstances if additional time is needed to satisfy regulatory conditions). In addition, if the Business Combination Agreement is terminated under specified circumstances, we may be obligated to pay a termination fee of $72.0 million or to reimburse Colgate for certain of its transaction expenses in an amount of up to $20.0 million.
Moreover, if the Transactions are not completed for any reason, an agreement is in effect between Colgate, Centennial or any of their respective subsidiaries, on the one hand, and the Antitrust Division or FTC, on the other hand, not to consummate the Transactions or shareholder approval of the Stock Issuance Proposal and the A&R Charter Proposal are not obtained, our ongoing businesses may be adversely affected and, without realizing any of the expected benefits of having completed the Transactions, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•we may experience negative reactions from our customers, suppliers, distributors and employees;
•we will be required to pay our costs relating to the Transactions, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Transactions are completed;
•the market price of our Class A common stock (“Common Stock”) could decline to the extent that the current market price reflects a market assumption that the Transactions will not be completed;
•the Business Combination Agreement places certain restrictions on the conduct of our business prior to completion of the Transactions and such restrictions, the waiver of which are subject to the consent of Colgate, may prevent us from taking actions during the pendency of the Transactions that would be beneficial; and
•matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.
The consideration payable under the Business Combination Agreement is fixed and will not be adjusted based on our performance.
Under the Business Combination Agreement, the total consideration payable by us consists of (i) 269,300,000 shares of Class C Common Stock, (ii) 269,300,000 additional units in the Surviving Company, (iii) $525 million in cash, subject to adjustments for certain Colgate title and environmental defect considerations set forth in the Business Combination Agreement. The purchase price will not be adjusted for changes in the market price of our Common Stock or the economic performance of Centennial or Colgate. If the market price of our Common Stock increases or the economic performance of Colgate relative to us declines (or the economic performance of Colgate relative to us improves), the consideration will not be adjusted to account for any such changes or any effective increase or decrease in the value of the consideration issued or paid to the Colgate Unitholder under the Business Combination Agreement.
We will be subject to business uncertainties and contractual restrictions, including the risk of litigation, while the Transactions are pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.
Uncertainty about the effect of the Transactions on employees, suppliers and customers may have an adverse effect on Centennial and/or Colgate, which uncertainties may impair our or Colgate’s ability to attract, retain and motivate key personnel until the Transactions are completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Centennial or Colgate to seek to change existing business relationships with either of us.
Employee retention and recruitment may be challenging before the completion of the Transactions, as employees and prospective employees may experience uncertainty about their future roles following the Transactions. Key employees may depart or prospective key employees may fail to accept employment with us or Colgate because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Transactions, any of which could have a material adverse effect on our business, financial condition and results of operations.
The pursuit of the Transactions and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

Until the completion of the Transactions or the termination of the Business Combination Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our shareholders.
During the period between the date of the Business Combination Agreement and completion of the Transactions which, under the Business Combination Agreement, could take until February 19, 2023 (or until May 19, 2023 upon the automatic extension of such date in certain circumstances if additional time is needed to satisfy regulatory conditions), the Business Combination Agreement restricts us from taking specified actions or from pursuing what might otherwise be attractive business opportunities or making other changes to our business, in each case without the consent of Colgate. These restrictions may prevent us from taking actions during the pendency of the Transactions that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Transactions could be exacerbated by any delays in consummation of the Transactions or termination of the Business Combination Agreement.
The Business Combination Agreement limits our ability to pursue alternatives to the Transactions and may discourage a potential competing acquirer of Centennial, including the payment by Centennial of a termination fee.
The Business Combination Agreement contains provisions that, subject to limited exceptions, restrict our ability to (i) directly or indirectly initiate or solicit, or encourage or facilitate any inquiry or the making or submission of any proposal that constitutes, or would reasonably be expected to lead to, a Parent Acquisition Proposal (as defined in the Business Combination Agreement), (ii) other than clarifying terms of the Parent Acquisition Proposal so that Parent may inform itself about such Parent Acquisition Proposal or to inform a third party or its representatives of the restrictions imposed in accordance with the applicable terms of the Business Combination Agreement, participate or engage in discussions or negotiations with, or disclose any information or data related to Centennial or its subsidiaries or afford access to the properties, books or records of Centennial or its subsidiaries to any person that has made a Parent Acquisition Proposal or to any person in contemplation of making a Parent Acquisition Proposal, or (iii) accept a Parent Acquisition Proposal or enter into any agreement, including any letter of intent, memorandum of understanding, agreement in principal, merger agreement, acquisition agreement, option agreement, joint venture agreement, partnership agreement or other similar agreement, arrangement or understanding, (A) constituting or related to, or that is intended to or would reasonably be expected to lead to, any Parent Acquisition Proposal (other than a confidentiality agreement as provided in the Business Combination Agreement) or (B) requiring, intending to cause, or which could reasonably be expected to cause Centennial to abandon, terminate or fail to consummate the Transactions. In addition, before the Board withdraws, qualifies or modifies its recommendation of the proposed Transactions or terminates the Business Combination Agreement to enter into a definitive agreement with respect to a competing transaction, Colgate generally has an opportunity to offer to modify the terms of the proposed Transactions or Business Combination Agreement. In some circumstances, upon termination of the Business Combination Agreement, we will be required to pay Colgate a termination fee equal to $72.0 million.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay above market value, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to Centennial shareholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
If the Business Combination Agreement is terminated and we decide to seek another merger transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Business Combination Agreement.
The Transactions will involve substantial costs.
We have incurred and expect to incur non-recurring costs associated with the Transactions and combining the operations of the two companies, as well as transaction fees and other costs related to the Transactions. These costs and expenses include fees paid to legal, financial and accounting advisors, regulatory and public relations advisors, filing fees, printing costs and other costs and expenses. A significant portion of these transaction costs is contingent upon the Closing occurring, although some have been and will be incurred regardless of whether the Transactions are consummated.
In addition, the combined company will also incur significant restructuring and integration costs in connection with the integration of Centennial and Colgate and the execution of our business plan, including costs relating to formulating and implementing integration plans and eliminating duplicative costs, as well as potential employment-related costs. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Transactions and the integration of Colgate’s business. While we have assumed a certain level of expenses would be incurred to integrate Centennial and Colgate and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Securities class action and derivative lawsuits may be filed against us, or against our directors, challenging the Transactions, and an adverse ruling in any such lawsuit may prevent the Transactions from becoming effective or from becoming effective within the expected time frame.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Transactions like the Transactions are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached their fiduciary duties to our shareholders by entering into the Business Combination Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our Board, we will defend against it, but might not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operation or financial position of us or the combined company, including through the possible diversion of company resources or distraction of key personnel.
Lawsuits that may be brought against us, Colgate or our or its directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Transactions. One of the conditions to the Closing are that no order, award or judgment by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the Closing. Consequently, if a plaintiff is successful in obtaining an order, award or judgment prohibiting completion of the Transactions, that order, award or judgment may delay or prevent the Transactions from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.
We will incur additional indebtedness in connection with the Transactions, and the combined company’s debt may impose certain financial and operational limitations.
In addition to our existing indebtedness under our credit facilities and indentures, we plan to (i) incur additional debt under CRP’s revolving credit facility in order to fund the approximately $525 million of Cash Consideration and (ii) assume $1.0 billion of Colgate’s senior notes and Colgate’s credit facility borrowings outstanding at closing as part of the Transactions. The amount of debt to be borrowed under CRP’s revolving credit facility as part of the Transactions will be dependent upon the amount of our cash and cash equivalents as of the closing date of the Merger.
While we expect to generate material free cash flow prior to the Closing to offset a portion of this debt, the combined company’s level of indebtedness following completion of the Transactions could have important consequences. For example, it could:
•increase our vulnerability to general adverse economic and industry conditions;
•impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures development of estimated proved undeveloped reserves (‘PUDs”), development and acquisition projects, acquisitions or general corporate or other purposes;
•require us to dedicate a material portion of our cash flows to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, development of estimated PUDs, development and acquisition projects, acquisitions and other general corporate purposes;
•expose us to variable interest rate risk to the extent we make borrowings under CRP’s revolving credit facility;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to adjust to changing market conditions.
Any of these risks could materially impact our ability to fund our operations or limit our ability to expand the combined business, which could have a material adverse effect on the combined business, financial condition and results of operations.
Combining the businesses of Centennial and Colgate may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated synergies and other benefits of the Transactions, which may adversely affect the combined company’s business results and negatively affect the value of our Common Stock following the consummation of the Transactions.
Centennial and Colgate have operated and, until the completion of the Transactions will continue to operate, independently. The success of the Transactions will depend on, among other things, the ability of Centennial and Colgate to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We have entered into the Business

Combination Agreement because we believe that the transactions contemplated by the Business Combination Agreement are fair to and in the best interests of our shareholders and that combining the businesses of Centennial and Colgate will produce benefits as well as cost savings and other cost and capital expenditure synergies.
Following the Closing, Centennial and Colgate must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the two companies in order to realize the anticipated benefits of the Transactions:
•combining the companies’ operations and corporate functions;
•combining the businesses of Centennial and Colgate and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Transactions, the failure of which would result in the anticipated benefits of the Transactions not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies;
•integrating and unifying our reserves and the development of our new PUDs;
•identifying and eliminating underperforming or uncertain wells;
•harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•consolidating the companies’ administrative and information technology infrastructure;
•coordinating distribution and marketing efforts;
•managing the movement of certain positions to the new proposed headquarters in Midland, Texas; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.
It is possible that the integration process could result in the loss of key Centennial or Colgate employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.
In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from Colgate legal, regulatory, and other risks that occurred prior to the Transactions, whether known or unknown to us, which may be material to the combined company. Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing business.
An inability to realize the full extent of the anticipated benefits of the Transactions, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of our Common Stock following the consummation of the Transactions. Moreover, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Transactions, Centennial shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Transactions.

The combined company may not be able to retain customers, suppliers or distributors, or customers, suppliers or distributors may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the combined company.
As a result of the Transactions, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations following the Transactions whether or not contractual rights are triggered as a result of the Transactions. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Transactions. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.
We and Colgate also have contracts with third parties which may require consent from these parties in connection with the Transactions, or which may otherwise contain limitations applicable to such contracts following the Transactions. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or Colgate currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Transactions. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Transactions. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Transactions or by a termination of the Business Combination Agreement.
Colgate is currently not a U.S. public reporting company and the obligations associated with integrating into a public company may require significant resources and management attention.
Colgate is, and prior to the consummation of the Transactions will remain, a private company that is not subject to reporting requirements and does not have accounting personnel specifically employed to review internal controls over financial reporting. Upon completion of the Transactions, the Colgate business will become subject to the rules and regulations established from time to time by the SEC and Nasdaq. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to
Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. Colgate is required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Transactions are consummated and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. Bringing Colgate into compliance with these rules and regulations and integrating Colgate into our current compliance and accounting system may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate Colgate may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise upon the Transactions and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring Colgate into compliance with these requirements. We anticipate that these costs will materially increase our selling, general and administration expenses. In addition, bringing Colgate into compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time- consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.
The Proposed Charter will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all actions and proceedings that may be initiated by shareholders, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with the combined company or its directors, officers, employees or agents.
The Proposed Charter will provide that, unless the combined company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the combined company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of the directors, officers, employees or agents of the combined company to the combined company or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware

General Corporation Law, the Proposed Charter or the combined company’s bylaws or (iv) any action asserting a claim against the combined company that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. In the event the Delaware Court of Chancery lacks subject matter jurisdiction, then the sole and exclusive forum for such action or proceeding shall be the federal district court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of the capital stock of the combined company will be deemed to have notice of, and consented to, the provisions of the Proposed Charter described in the preceding sentences.
This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act, the Securities Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the combined company or the directors, officers, employees or agents of the combined company, which may discourage such lawsuits against the combined company and such persons. Alternatively, if a court were to find these provisions of the Proposed Charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the combined company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect the business, financial condition or results of operations of the combined company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Business Combination Agreement, dated as of May 19, 2022, by and among Centennial Resource Development, Inc., Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, and, solely for purposes of the specified provisions therein, Colgate Energy Partners Holdings III, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022).

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

10.1
Limited Consent and Waiver and First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.2
Voting and Support Agreement, dated as of May 19, 2022, by and among Centennial Resource Development, Inc., Riverstone VI Centennial QB Holdings, L.P., REL US Centennial Holdings, LLC, Riverstone Non-ECI USRPI AIV, L.P., Silver Run Sponsor, LLC and Colgate Energy Partners III, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022)

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

CENTENNIAL RESOURCE DEVELOPMENT, INC.

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Executive Vice President and Chief Financial Officer

Date:	August 4, 2022