Form 10-Q
period 2022-09-30
Permian Resources Corp
filed 2022-11-09
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
Commission file number 001-37697

PERMIAN RESOURCES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5381253
(State of Incorporation)	(I.R.S. Employer Identification No.)
300 N. Marienfeld St., Suite 1000
Midland, Texas 79701
(Registrant’s telephone number, including area code): (432) 695-4222
Centennial Resource Development, Inc.
1001 Seventeenth Street, Suite 1800
Denver, Colorado 80202
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, there were 288,500,539 shares of Class A Common Stock, par value $0.0001 per share and 269,300,000 shares of Class C Common Stock, par value $0.0001 per share, outstanding.

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
FERC. The Federal Energy Regulatory Commission.
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
•our ability to realize the anticipated benefits and synergies from the Merger and effectively integrate the assets of CRP and Colgate (as such capitalized terms are defined in Note 1—Basis of Presentation and Summary of Significant Accounting Policies);
•our business strategy and future drilling plans;
•our reserves and our ability to replace the reserves we produce through drilling and property acquisitions;
•our drilling prospects, inventories, projects and programs;
•our financial strategy, return of capital program, leverage, liquidity and capital required for our development program;
•our realized oil, natural gas and NGL prices;
•the timing and amount of our future production of oil, natural gas and NGLs;
•our ability to identify, complete and effectively integrate acquisitions of properties or businesses;
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, risks relating to the Merger, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in “Item 1A. Risk Factors” in this Quarterly Report and our 2021 Annual Report.
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
Should one or more of the risks or uncertainties described in this Quarterly Report or our 2021 Annual Report occur, or underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$45,514	$9,380
Accounts receivable, net	238,090	71,295
Derivative instruments	146,476	—
Prepaid and other current assets	15,684	5,860
Total current assets	445,764	86,535
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,649,413	1,040,386
Proved properties	8,554,383	4,623,726
Accumulated depreciation, depletion and amortization	(2,238,906)	(1,989,489)
Total oil and natural gas properties, net	7,964,890	3,674,623
Other property and equipment, net	14,837	11,197
Total property and equipment, net	7,979,727	3,685,820
Noncurrent assets
Operating lease right-of-use assets	72,244	16,385
Other noncurrent assets	111,897	15,854
TOTAL ASSETS	$8,609,632	$3,804,594
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$560,583	$130,256
Operating lease liabilities	30,140	1,413
Derivative instruments	12,118	35,150
Other current liabilities	12,925	1,080
Total current liabilities	615,766	167,899
Noncurrent liabilities
Long-term debt, net	2,303,670	825,565
Asset retirement obligations	40,142	17,240
Deferred income taxes	80,696	2,589
Operating lease liabilities	48,475	16,002
Other noncurrent liabilities	357	24,579
Total liabilities	3,089,106	1,053,874
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 298,196,091 shares issued and 288,482,677 shares outstanding at September 30, 2022 and 294,260,623 shares issued and 284,696,972 shares outstanding at December 31, 2021	30	29
Class C (Convertible): 269,300,000 shares issued and outstanding at September 30, 2022 and no shares issued or outstanding at December 31, 2021	27	—
Additional paid-in capital	2,654,774	3,013,017
Retained earnings (accumulated deficit)	169,661	(262,326)
Total shareholders' equity	2,824,492	2,750,720
Noncontrolling interest	2,696,034	—
Total equity	5,520,526	2,750,720
TOTAL LIABILITIES AND EQUITY	$8,609,632	$3,804,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues
Oil and gas sales	$549,778	$288,505	$1,369,709	$713,473
Operating expenses
Lease operating expenses	40,944	28,685	98,578	77,522
Severance and ad valorem taxes	41,745	17,800	101,491	46,167
Gathering, processing and transportation expenses	30,022	24,164	77,669	64,283
Depreciation, depletion and amortization	109,500	76,047	262,626	213,259
General and administrative expenses	43,387	35,748	83,937	89,811
Merger and integration expense	59,270	—	64,955	—
Impairment and abandonment expense	498	7,712	3,631	26,111
Exploration and other expenses	2,352	1,839	6,613	4,698
Total operating expenses	327,718	191,995	699,500	521,851
Net gain (loss) on sale of long-lived assets	(3)	(290)	(1,327)	(254)
Proceeds from terminated sale of assets	—	—	—	5,983
Income (loss) from operations	222,057	96,220	668,882	197,351

Other income (expense)
Interest expense	(28,807)	(14,690)	(56,287)	(47,357)
Gain (loss) on extinguishment of debt	—	—	—	(22,156)
Net gain (loss) on derivative instruments	181,308	(44,527)	17,651	(150,685)
Other income (expense)	115	121	318	271
Total other income (expense)	152,616	(59,096)	(38,318)	(219,927)

Income (loss) before income taxes	374,673	37,124	630,564	(22,576)
Income tax (expense) benefit	(31,169)	—	(79,432)	—
Net income (loss)	343,504	37,124	551,132	(22,576)
Less: Net (income) loss attributable to noncontrolling interest	(119,145)	—	(119,145)	—
Net income (loss) attributable to Class A Common Stock	$224,359	$37,124	$431,987	$(22,576)

Income (loss) per share of Class A Common Stock:
Basic	$0.78	$0.13	$1.51	$(0.08)
Diluted	$0.70	$0.12	$1.36	$(0.08)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$551,132	$(22,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	262,626	213,259
Stock-based compensation expense - equity awards	60,971	32,299
Stock-based compensation expense - liability awards	(24,174)	19,950
Impairment and abandonment expense	3,631	26,111
Deferred tax expense (benefit)	78,832	—
Net (gain) loss on sale of long-lived assets	1,327	254
Non-cash portion of derivative (gain) loss	(166,372)	61,490
Amortization of debt issuance costs and debt discount	12,555	3,935
(Gain) loss on extinguishment of debt	—	22,156
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,753)	(42,998)
(Increase) decrease in prepaid and other assets	(38)	1,803
Increase (decrease) in accounts payable and other liabilities	69,639	17,449
Net cash provided by operating activities	843,376	333,132
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(4,866)	(4,285)
Drilling and development capital expenditures	(397,892)	(215,358)
Cash paid for business acquired in the Merger, net of cash acquired	(496,671)	—
Purchases of other property and equipment	(3,199)	(686)
Proceeds from sales of oil and natural gas properties	6,190	4,011
Net cash used in investing activities	(896,438)	(216,318)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	970,000	450,000
Repayment of borrowings under revolving credit facility	(445,000)	(575,000)
Repayment of credit facility acquired in the Merger	(400,000)	—
Proceeds from issuance of senior notes	—	170,000
Debt issuance costs	(19,611)	(6,421)
Premiums paid on capped call transactions	—	(14,688)
Redemption of senior secured notes	—	(127,073)
Proceeds from exercise of stock options	46	15
Class A Common Stock repurchased from employees for taxes due upon share vestings	(16,241)	(14,459)
Net cash provided by (used in) financing activities	89,194	(117,626)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,132	(812)
Cash, cash equivalents and restricted cash, beginning of period	9,935	8,339
Cash, cash equivalents and restricted cash, end of period	$46,067	$7,527
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash paid for interest	$36,653	$40,548
Cash paid for income taxes	600	—
Supplemental non-cash activity
Equity issued and long-term debt assumed to acquire oil and gas properties via the Merger	$3,526,688	$—
Accrued capital expenditures included in accounts payable and accrued expenses	95,149	44,591
Asset retirement obligations incurred, including revisions to estimates	22,068	110
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$45,514	$4,985
Restricted cash(1)	553	2,542
Total cash, cash equivalents and restricted cash	$46,067	$7,527

(1)    Included in Prepaid and other current assets in the consolidated balance sheet as of September 30, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	294,261	$29	—	$—	$3,013,017	$(262,326)	$2,750,720	$—	$2,750,720
Restricted stock issued	20	—	—	—	—	—	—	—	—
Restricted stock forfeited	(52)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(150)	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Stock option exercises	3	—	—	—	1	—	1	—	1
Issuance of Common Stock under Employee Stock Purchase Plan	53	—	—	—	268	—	268	—	268
Stock-based compensation - equity awards	—	—	—	—	5,545	—	5,545	—	5,545
Net income (loss)	—	—	—	—	—	15,802	15,802	—	15,802
Balance at March 31, 2022	294,135	29	—	—	3,017,572	(246,524)	2,771,077	—	2,771,077
Restricted stock issued	2,998	1	—	—	—	—	1	—	1
Restricted stock forfeited	(75)	—	—	—	—	—	—	—	—
Stock option exercises	2	—	—	—	7	—	7	—	7
Stock-based compensation - equity awards	—	—	—	—	6,657	—	6,657	—	6,657
Net income (loss)	—	—	—	—	—	191,826	191,826	—	191,826
Balance at June 30, 2022	297,060	30	—	—	3,024,236	(54,698)	2,969,568	—	2,969,568
Restricted stock issued	3,141	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock	—	—	269,300	27	(400,972)	—	(400,945)	2,576,889	2,175,944
Performance stock issued less stock used for tax withholding	159	—	—	—	(908)	—	(908)	—	(908)
Restricted stock forfeited	(2)	—	—	—	—	—	—	—	—
Stock option exercises	5	—	—	—	38	—	38	—	38
Restricted stock used for tax withholding	(2,234)	—	—	—	(16,725)	—	(16,725)	—	(16,725)
Issuance of Common Stock under Employee Stock Purchase Plan	67	—	—	—	336	—	336	—	336
Stock-based compensation - equity awards	—	—	—	—	48,769	—	48,769	—	48,769
Net income (loss)	—	—	—	—	—	224,359	224,359	119,145	343,504
Balance at September 30, 2022	298,196	$30	269,300	27	$2,654,774	$169,661	$2,824,492	$2,696,034	$5,520,526

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	290,646	$29	—	$—	$3,004,433	$(400,501)	$2,603,961	$—	$2,603,961
Restricted stock forfeited	(1)	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(128)	—	—	—	(477)	—	(477)	—	(477)
Issuance of Common Stock under Employee Stock Purchase Plan	276	—	—	—	167	—	167	—	167
Stock-based compensation - equity awards	—	—	—	—	4,585	—	4,585	—	4,585
Capped call premiums	—	—	—	—	(14,688)	—	(14,688)	—	(14,688)
Net income (loss)	—	—	—	—	—	(34,645)	(34,645)	—	(34,645)
Balance at March 31, 2021	290,793	29	—	—	2,994,020	(435,146)	2,558,903	—	2,558,903
Restricted stock forfeited	(7)	—	—	—	—	—	—	—	—
Stock option exercises	15	—	—	—	15	—	15	—	15
Stock-based compensation - equity awards	—	—	—	—	4,481	—	4,481	—	4,481
Net income (loss)	—	—	—	—	—	(25,055)	(25,055)	—	(25,055)
Balance at June 30, 2021	290,801	29	—	—	2,998,516	(460,201)	2,538,344	—	2,538,344
Restricted stock issued	6,075	—	—	—	—	—	—	—	—
Restricted stock forfeited	(4)	—	—	—	—	—	—	—	—
Stock option exercises	1	—	—	—	—	—	—	—	—
Restricted stock used for tax withholding	(2,763)	—	—	—	(13,982)	—	(13,982)	—	(13,982)
Issuance of Common Stock under Employee Stock Purchase Plan	170	—	—	—	(71)	—	(71)	—	(71)
Stock-based compensation - equity awards	—	—	—	—	23,233	—	23,233	—	23,233
Net income (loss)	—	—	—	—	—	37,124	37,124	—	37,124
Balance at September 30, 2021	294,280	$29	—	$—	$3,007,696	$(423,077)	$2,584,648	$—	$2,584,648

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”, which was formerly Centennial Resource Production, LLC or “CRP”).
On September 1, 2022, CRP completed its merger (the “Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Refer to Note 2—Business Combination, for further information regarding the Merger. In connection with the closing of the Merger, the Company changed its name from “Centennial Resource Development, Inc.” to “Permian Resources Corporation” and transferred the listing of its Class A Common Stock to the New York Stock Exchange under the ticker symbol “PR”.
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
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. The consolidated financial statements include the accounts of the Company and its subsidiary OpCo, and OpCo’s wholly-owned subsidiaries. Noncontrolling interest represents third-party ownership in OpCo and is presented as a component of equity. Refer to Note 9—Shareholders' Equity and Noncontrolling Interest for discussion of noncontrolling interest.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases
The Company has operating leases for drilling rig contracts, office rental agreements, and other oilfield equipment. As a result of the Merger, the Company recorded an additional right-of-use (“ROU”) asset of $22.7 million and lease liability of $27.1 million. The operating leases acquired in the Merger consisted of (i) an office rental agreement that resulted in a ROU asset of $9.8 million and corresponding lease liability of $14.2 million, (ii) oilfield compressors that resulted in a ROU asset and lease liability of $10.7 million and (iii) other oilfield equipment that resulted in a ROU asset and lease liability of $2.2 million. Additional short-term lease agreements were also acquired increasing short-term lease expense for the last month of the quarter. Additionally, during the nine months ended September 30, 2022, the Company extended two drilling rig contracts each for a two-year period. A lease ROU asset and related liability have been recorded based on the present value of the future lease payments over the lease term of the drilling rigs. As of September 30, 2022, $19.5 million was recorded to current operating lease liability and $16.6 million was recorded to noncurrent operating lease liability related to these drilling rigs. There have been no other significant changes in operating leases during the nine months ended September 30, 2022. Refer to Note 15—Leases footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2021 Annual Report.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of OpCo, as well as any stand-alone income or loss generated by the Company. As of the date of the Merger, OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. Prior to the Merger, OpCo was fully owned by the Company and all income and loss was taxable.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Business Combination
Colgate Merger
On May 19, 2022, the Company entered into a Business Combination Agreement (the “Merger Agreement”) with CRP, Colgate, and Colgate Energy Partners III MidCo, LLC (the “Colgate Unitholder”). The Merger Agreement provided for the combination of CRP and Colgate in a merger of equals transaction, with CRP (which was renamed Permian Resources Operating, LLC or “OpCo” following the Merger) continuing as the surviving legal entity in the Merger and a subsidiary of the Company. Colgate was an independent oil and gas exploration and development company with properties located in the Delaware Basin. Colgate’s assets consisted of approximately 105,000 net leasehold acres and 25,000 net royalty acres located primarily in Reeves and Ward Counties in Texas and Eddy County in New Mexico. The Merger was completed to provide increases to our operational and financial scale, drive accretion across our key financial and operating metrics, and enhance the combined company’s shareholder returns.
On September 1, 2022, the Merger was completed, and all membership interests in CRP issued and outstanding immediately prior to the closing were converted into units of Permian Resources Operating, LLC (“Common Units”) equal to the number of shares of the Company’s Class A Common Stock that were outstanding immediately prior to the closing. All of the Colgate Unitholder’s membership interests in Colgate were exchanged for 269,300,000 shares of Class C Common Stock, 269,300,000 Common Units and $525 million in cash consideration. Following the closing of the Merger, the Colgate Unitholder distributed the merger consideration to its equity holders (the “Colgate Owners”), who collectively continue to own in the aggregate 100% of the outstanding shares of Class C Common Stock of the Company and approximately 48% of the outstanding Common Units in OpCo, which represent an approximate 48% noncontrolling interest in OpCo. This ownership of all the Company’s shares of Class C Common Stock by the Colgate Owners represents approximately 48% of the Company’s total outstanding shares of Class A Common Stock and Class C Common Stock taken together (the “Common Stock”). Refer to Note 9—Shareholders' Equity and Noncontrolling Interest for additional information on the equity structure of the Company following the Merger.
Purchase Price Allocation
The Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Merger closing date, which requires judgment and certain assumptions to be made. Oil and natural gas properties were valued using an income based approach which incorporates a discounted cash flow method. The fair value of Colgate’s outstanding senior notes was based on unadjusted quoted prices for these same notes in an active market. The value of derivative instruments was based on Level 2 inputs similar to the Company's other commodity price derivatives. Refer to Note 8—Fair Value Measurements for additional information on fair value measurements.
As of the date of this filing, the merger consideration and purchase price allocation are preliminary. The fair value of merger consideration, assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Merger closing date.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table represents the preliminary merger consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Merger.

(in thousands, except share and per share data)	Preliminary Merger Consideration
Share consideration
Shares of Class C Common Stock issued to Colgate Unitholder	269,300,000
Class C Common Stock per share fair value on September 1, 2022(1)	$8.08
Fair value of noncontrolling interest that resulted from Class C Common Stock issuance	$2,175,944
Cash consideration	$525,000
Total Merger Consideration	$2,700,944

Fair value of assets acquired:	Preliminary Purchase Price Allocation
Cash and cash equivalents	$28,329
Account receivable, net	145,091
Derivative instruments	71,961
Prepaid and other assets	10,496
Unproved oil and natural gas properties	683,010
Proved oil and natural gas properties	3,421,303
Other property and equipment, net	4,175
Operating lease right-of-use assets	22,737
Total assets acquired	$4,387,102

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$286,860
Operating lease liabilities	27,076
Derivative instruments	322
Long-term debt, net	1,350,744
Asset retirement obligations	21,156
Total liabilities assumed	$1,686,158
Net assets acquired	$2,700,944

(1)     The preliminary fair value ascribed to the Class C Common Stock issued in connection with the Merger was based upon the stock price of the Company’s Class A Common Stock as of the effective time of the Merger.
Post-Acquisition Operating Results
Since the September 1, 2022 closing date of the Merger, the results of operations for Colgate have been included in the Company’s consolidated financial statements. For each of the three and nine months ended September 30, 2022, approximately $125.0 million of operating revenues and $46.6 million of direct operating expenses attributable to Colgate’s business have been included in the consolidated statements of operations.
In connection with the Merger, the Company incurred certain merger-related integration and transaction costs that are expensed as incurred. During the three and nine months ended September 30, 2022, the Company recognized total transaction costs of $59.3 million and $65.0 million, respectively, which are included in Merger and integration expense on the consolidated statements of operations. These costs primarily relate to bankers’ advisory fees, legal, accounting and consultancy fees, as well as severance and related benefits associated with employees that were terminated in connection with the Merger.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma financial information (“pro forma information”) for the three and nine months ended September 30, 2022 and 2021 has been prepared from the respective historical consolidated financial statements of the Company and Colgate and has been adjusted to reflect the Merger as if it had occurred on January 1, 2021. The pro forma information reflects transaction accounting adjustments that the Company believes are factually supportable and that are expected to have a continuing impact on the results of operations, with the exception of certain nonrecurring items incurred in connection with the Merger. The pro forma information does not include any cost savings or other synergies that may result from the Merger or any estimated costs that will be incurred by the Company to integrate the Colgate assets.
The pro forma information is not necessarily indicative of the results that might have occurred had the Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Revenue	$859,264	$485,760	$2,472,119	$1,298,182
Net Income (loss)	441,163	(21,417)	653,452	(381,073)

Earnings (loss) per share:
Basic	$0.63	$(0.03)	$0.96	$(0.66)
Diluted	0.57	(0.03)	0.87	(0.66)
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued oil and gas sales receivable, net	$146,398	$57,287
Joint interest billings, net	78,430	12,449
Accrued derivative settlements receivable	12,093	—
Other	1,169	1,559
Accounts receivable, net	$238,090	$71,295
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accounts payable	$119,517	$9,736
Accrued capital expenditures	116,731	24,377
Revenues payable	200,909	40,438
Accrued employee compensation and benefits	13,919	17,218
Accrued interest	31,927	15,259
Accrued derivative settlements payable	5,009	8,591
Accrued expenses and other	72,571	14,637
Accounts payable and accrued expenses	$560,583	$130,256

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Credit Facility due 2027	$550,000	$25,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	—
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	—
Unamortized debt issuance costs on Senior Notes	(11,577)	(13,279)
Unamortized debt discount	(50,552)	(1,955)
Senior Notes, net	1,753,670	800,565

Total long-term debt, net	$2,303,670	$825,565
Credit Agreement
On February 18, 2022, OpCo, the Company’s consolidated subsidiary, entered into an amended and restated five-year secured credit facility (the “Credit Agreement”) with a syndicate of banks, which replaced its previous credit facility that was set to mature in May 2023. The restated Credit Agreement extended its maturity date to February 2027.
On July 15, 2022, OpCo and the Company entered into the first amendment to its Credit Agreement (the “Amendment”). The Amendment, among other things, waived compliance with certain restrictive covenants and provided the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger to occur. In addition, the Amendment increased the elected commitments under the Credit Agreement to $1.5 billion from $750 million, increased the borrowing base to $2.5 billion from $1.15 billion, and became effective as of the September 1, 2022 Merger closing date.
As of September 30, 2022, the Company had $550 million borrowings outstanding and $944.2 million in available borrowing capacity, net of $5.8 million in letters of credit outstanding, under its new facility.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, (ii) aggregate elected commitments, which is set at $1.5 billion, or (iii) $3.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries, including entities that became subsidiaries of OpCo through the Merger.
Borrowings under the Credit Agreement may be base rate loans or Secured Overnight Financing Rate (“SOFR”) loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 175 to 275 basis points, depending on the percentage of elected commitments utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin, ranging from 75 to 175 basis points, depending on the percentage of the borrowing base utilized. OpCo also pays a commitment fee of 37.5 to 50 basis points on unused elected commitment amounts under its facility.
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
The Credit Agreement also requires OpCo to maintain compliance with the following financial ratios:

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(i) a current ratio, which is the ratio of OpCo’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX (as defined within the Credit Agreement) for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement).
OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2022.
Convertible Senior Notes
On March 19, 2021, OpCo issued $150.0 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, OpCo issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. These issuances resulted in aggregate net proceeds to OpCo of $163.6 million, after deducting debt issuance costs of $6.4 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1, commencing on October 1, 2021.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries.
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
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate is 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture) which, in certain circumstances, will increase the conversion rate for a specified period of time. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
OpCo has the option to redeem, in whole or in part, all of the Convertible Senior Notes at any time on or after April 7, 2025, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, but only if the last reported sale price per share of Class A Common Stock exceeds 130% of the conversion price (i) for any 20 trading days during the 30 consecutive trading days ending on the day immediately before the date OpCo sends the related redemption notice; and (ii) also on the trading day immediately before the date OpCo sends such notice.
If certain corporate events occur, including certain business combination transactions involving the Company or OpCo or a stock de-listing with respect to the Class A Common Stock, noteholders may require OpCo to repurchase their Convertible Senior Notes at a cash repurchase price equal to the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to the repurchase date.
Upon an Event of Default (as defined in the indenture governing the Convertible Senior Notes), the trustee or the holders of at least 25% of the aggregate principal amount of then outstanding Convertible Senior Notes may declare the Convertible Senior Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to the Company, OpCo or any of the subsidiary guarantors will automatically cause all outstanding Convertible Senior Notes to become due and payable.
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of September 30, 2022, the net liability related to the Convertible Senior Notes was $164.8 million.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capped Called Transactions
In connection with the issuance of the Convertible Senior Notes in March 2021, OpCo entered into privately negotiated capped call spread transactions with option counterparties (the “Capped Call Transactions”). The Capped Call Transactions cover the aggregate number of shares of Class A Common Stock that initially underlie the Convertible Senior Notes and are expected to (i) generally reduce potential dilution to the Class A Common Stock upon a conversion of the Convertible Senior Notes, and/or (ii) offset any cash payments OpCo is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Class A Common Stock and an initial capped price of $8.4525 per share of Class A Common Stock, each of which are subject to certain customary adjustments upon the occurrence of certain corporate events, as defined in the capped call agreements.
The cost of the Capped Call Transactions was $14.7 million, which was funded from proceeds from the Convertible Senior Note issuance. The cost to purchase the Capped Call Transactions was recorded to Additional paid-in capital in the consolidated balance sheets and will not be subject to remeasurement each reporting period.
Senior Unsecured Notes
On September 1, 2022, in connection with the Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 Colgate Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Colgate Senior Notes,” and together with the 2026 Colgate Senior Notes, the “Colgate Senior Notes”). The Company recorded the Colgate Senior Notes at their fair values as of the Merger closing date, which were equal to 100% of par for the 2026 Colgate Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Colgate Senior Notes. Interest on the 2026 Colgate Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Colgate Senior Notes is paid semi-annually each January 1 and July 1.
On March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to OpCo of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears each April 1 and October 1, which commenced on October 1, 2019.
On November 30, 2017, OpCo issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes” and collectively with the 2027 Senior Notes and the Colgate Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to OpCo of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 Senior Notes semi-annually in arrears each January 15 and July 15, which commenced on July 15, 2018.
In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of September 30, 2022, the remaining aggregate principal amount of 2027 Senior Notes and 2026 Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
At any time prior to January 15, 2021 (for the 2026 Senior Notes), April 1, 2022 (for the 2027 Senior Notes), February 15, 2024 (for the 2026 Colgate Senior Notes), and July 1, 2024 (for the 2029 Colgate Senior Notes) (the “Optional Redemption Dates,”) OpCo may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 Senior Notes), 106.875% (for the 2027 Senior Notes), 107.750% (for the 2026 Colgate Senior Notes), and 105.875% (for the 2029 Colgate Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
At any time prior to the Optional Redemption Dates, OpCo may, on any one or more occasions, redeem all or a part of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after the Optional Redemption Dates, OpCo may redeem the Senior Unsecured Notes, in whole or in part, at redemption prices expressed as percentages of principal amount plus accrued and unpaid interest to the redemption date.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

If OpCo experiences certain defined changes of control (and, in some cases, followed by a ratings decline), each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2022.
Upon an Event of Default (as defined in the indentures governing the Senior Unsecured Notes), the trustee or the holders of at least 25% (or in the case of the Colgate Senior Notes, 30%) of the aggregate principal amount of then outstanding Senior Unsecured Notes may declare the Senior Unsecured Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to OpCo, any restricted subsidiary of OpCo that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Unsecured Notes to become due and payable.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2022:

(in thousands)
Asset retirement obligations, beginning of period	$17,240
Liabilities assumed in the Merger	21,156
Liabilities incurred	1,004
Liabilities divested and settled	(103)
Accretion expense	937
Revisions to estimated cash flows	(92)
Asset retirement obligations, end of period	$40,142
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
Note 6—Stock-Based Compensation
On April 27, 2022, the stockholders of the Company approved the second amended and restated 2016 Long Term Incentive Plan (the “LTIP”), which, among other things, increased the number of shares of Class A Common Stock authorized for issuance to employees and directors from 24,750,000 shares to 44,250,000 shares. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Equity Awards
Restricted stock	$7,599	$22,064	$15,519	$29,206
Stock option awards	13	159	70	664
Performance stock units	41,079	929	45,161	2,214
Other stock-based compensation expense(1)	78	81	221	215
Total stock-based compensation - equity awards	48,769	23,233	60,971	32,299
Liability Awards
Restricted stock units	—	(3,563)	—	4,392
Performance stock units	(19,916)	4,619	(14,789)	21,738
Total stock-based compensation - liability awards	(19,916)	1,056	(14,789)	26,130
Total stock-based compensation expense	$28,853	$24,289	$46,182	$58,429

(1)     Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019.
Equity Awards
The Company has restricted stock, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements, and are expected to be settled in shares of Class A Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).
In connection with the Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Merger. As a result, affected employees of the Company will receive an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which will change the terms of the vesting conditions and will be treated as modifications in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). During the three months ended September 30, 2022, six employees and two non-employee directors were terminated and received accelerated vesting of their unvested stock awards and PSUs. These modifications resulted in an increase to total stock-based compensation expense of $7.0 million as a result of the change in the fair value of the modified awards. The shares and PSUs that were accelerated are included within the vested line items in the below tables.
Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2022:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2021	10,143,687	$2.85
Granted	5,550,308	7.70
Vested	(5,880,771)	3.11
Forfeited	(99,809)	5.44
Unvested balance as of September 30, 2022	9,713,415	5.46
The Company grants service-based restricted stock to certain officers and employees, which vest ratably over a three-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the nine months ended September 30, 2022 and 2021 was $18.3 million and $14.0 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2022 was $48.7 million, which the Company expects to recognize over a weighted average period of 2.6 years.

PERMIAN RESOURCES CORPORATION
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
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,212,798	$15.31
Granted	—	—
Exercised	(9,000)	5.06		$27
Forfeited	(2,500)	7.58
Expired	(76,832)	14.86
Outstanding as of September 30, 2022	2,124,466	15.43	4.7	$326
Exercisable as of September 30, 2022	2,095,128	15.61	4.7	$202
The total fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $0.3 million and $0.8 million, respectively. The intrinsic value of the stock options exercised was minimal for the nine months ended September 30, 2022 and September 30, 2021. As of September 30, 2022, there was less than $0.1 million of unrecognized compensation cost related to unvested stock options, which the Company expects to recognize on a pro-rata basis over a weighted-average period of 0.4 years.
Performance Stock Units
The Company grants performance stock units (“PSU”) to certain officers that are subject to market-based vesting criteria as well as a service period ranging from three to five years. Vesting at the end of the service period depends on the Company’s absolute annualized total shareholder return (“TSR”) over the service period, as well as the Company’s TSR relative to the TSR of a peer group of companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the PSUs subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
The Company’s performance stock units currently outstanding can be settled in either Class A Common Stock or cash upon vesting at the Company’s discretion. The Company intends to settle all performance stock units in Class A Common Stock and has sufficient shares available under the LTIP to settle the units in Class A Common Stock at the potential future vesting dates. Accordingly, the PSUs have been treated as equity-based awards with their fair values determined as of the grant or modification date, as applicable. The fair values of the awards are estimated using a Monte Carlo valuation model. The Monte Carlo valuation model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility was calculated based on the historical volatility of the Company’s Class A Common Stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the vesting periods.
The following table summarizes the key assumptions and related information used to determine the fair value of performance stock units measured during the nine months ended September 30, 2022:

	2020 Awards(1)	2021 Awards(2)	2022 Awards (Pre-Merger)	2022 Awards (Post-Merger)
Weighted average fair value per share	$10.81	$12.79	$13.81	$14.11
Number of simulations	10,000,000	10,000,000	10,000,000	10,000,000
Expected implied stock volatility	68.5%	99.5%	96.3%	66.1%
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	3.2%	2.3%	2.7%	3.4%

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     During the nine months ended September 30, 2022, the Company amended the 2020 PSU agreement to allow the units to be settleable in either cash or Class A Common Stock upon vesting at the Company’s discretion. The awards had previously been treated as liability based awards and following the amendment were modified and reclassified to equity as discussed below. As a result, the awards’ fair value was redetermined on the date of modification, August 18, 2022.
(2)     The 2021 PSU awards’ fair value was measured on April 27, 2022, which represents the established grant date as sufficient shares become available under the LTIP to settle 2021 awards in Class A Common Stock.
The following table provides information about performance stock units outstanding during the nine months ended September 30, 2022:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2021	1,580,980	$8.54
Granted	5,486,710	14.08
Modified awards	4,688,707	10.81
Vested	(518,621)	5.30
Cancelled	(202,591)	6.68
Forfeited	—	—
Unvested balance as of September 30, 2022	11,035,185	12.58
The total fair value of performance stock units that vested during the nine months ended September 30, 2022 was $2.7 million. As of September 30, 2022, there was $93.5 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.3 years.
Liability Awards
The Company had performance stock units that were granted under the LTIP, which were settleable in cash and were classified as liability awards in accordance with ASC 718. The Company also had restricted stock units granted under the LTIP that were settleable in cash and that were classified as liability awards, but all such units were settled in their entirety during the third quarter of 2021. Compensation cost for these liability awards is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service periods of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized for these awards will vary. The estimated future cash payments associated with these awards are presented as liabilities within Other long-term liabilities in the consolidated balances sheets.
Restricted Stock Units
The Company granted 5.5 million restricted stock units during the third quarter of 2020 to certain officers (non-NEOs) and employees that were settleable in cash upon vesting. The restricted stock units vested annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the remaining two-thirds of unvested restricted stock units could vest immediately, on an accelerated basis, if they meet certain market-based vesting criteria equal to the maximum return percentage for at least 20 out of any 30 consecutive trading days. Additionally, the restricted stock units included maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s Class A Common Stock on the grant date.
During the second quarter of 2021, the Company amended these restricted stock unit agreements to (i) allow the units to be settleable in either cash or Class A Common Stock upon vesting at the Company’s discretion and (ii) remove the maximum and minimum return amounts if the units are settled in Class A Common Stock. The amended terms were effective July 1, 2021, and at that time, the Company intended to settle a portion of these restricted stock units in cash. As a result, the awards continued to be classified as liabilities in accordance with ASC 718.
During the third quarter of 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Class A Common Stock. The portion of the units that were settled in Class A Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the year ended December 31, 2021. There are no remaining restricted stock units outstanding as of September 30, 2022.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Stock Units
The Company granted 5.5 million PSUs during third quarter of 2020 to certain executive officers that were settleable in cash and subject to market-based vesting criteria as well as a three-year service condition. Vesting at the end of the service period depends on the Company’s TSR relative to the TSR of a peer group of companies.
On August 18, 2022, the Compensation Committee amended the 2020 PSU agreement to allow a portion of the units to be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. The Company has the ability and currently intends to settle the 4.7 million PSUs that were modified in shares. As a result, these units were reclassified to equity based awards in accordance with ASC 718 and $10.0 million of incremental stock compensation expense was recognized during the third quarter of 2022 associated with the change in the fair value of the units.
The remaining PSUs were accelerated vested during the third quarter of 2022 through Compensation Committee approval and following a qualifying termination as a result of the Merger (discussed above). Both accelerations were paid out in cash and such payouts were based on the actual performance payout level on the vesting dates. As a result, 0.8 million PSUs were settled in a $9.4 million cash payment during the three months ended September 30, 2022. There are no liability classified performance stock units outstanding as of September 30, 2022.
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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2022:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2022 - December 2022	2,530,000	27,500	$89.17
	January 2023 - March 2023	1,575,000	17,500	90.58
	April 2023 - June 2023	1,592,500	17,500	87.64
	July 2023 - September 2023	1,472,000	16,000	86.36
	October 2023 - December 2023	1,472,000	16,000	84.11
	January 2024 - March 2024	1,092,000	12,000	78.46
	April 2024 - June 2024	1,092,000	12,000	77.30
	July 2024 - September 2024	1,104,000	12,000	76.21
	October 2024 - December 2024	1,104,000	12,000	75.27

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2022 - December 2022	644,000	7,000	$80.00	-	$104.17
	January 2023 - March 2023	810,000	9,000	75.56	-	91.15
	April 2023 - June 2023	819,000	9,000	75.56	-	91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	October 2022 - December 2022	1,848,886	20,097	$0.62
	January 2023 - March 2023	729,999	8,111	0.55
	April 2023 - June 2023	739,499	8,126	0.55
	July 2023 - September 2023	749,000	8,141	0.52
	October 2023 - December 2023	749,002	8,141	0.52
	January 2024 - March 2024	637,000	7,000	0.43
	April 2024 - June 2024	637,000	7,000	0.43
	July 2024 - September 2024	644,000	7,000	0.43
	October 2024 - December 2024	644,000	7,000	0.43

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	October 2022 - December 2022	2,760,000	30,000	$1.85
	January 2023 - March 2023	1,350,000	15,000	1.34
	April 2023 - June 2023	1,365,000	15,000	1.25
	July 2023 - September 2023	1,380,000	15,000	1.23
	October 2023 - December 2023	1,380,000	15,000	1.22
	January 2024 - March 2024	637,000	7,000	0.75
	April 2024 - June 2024	637,000	7,000	0.74
	July 2024 - September 2024	644,000	7,000	0.73
	October 2024 - December 2024	644,000	7,000	0.72

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2022 - December 2022	3,432,715	37,312	$5.86
	January 2023 - March 2023	1,670,157	18,557	7.64
	April 2023 - June 2023	1,572,752	17,283	4.70
	July 2023 - September 2023	1,486,925	16,162	4.70
	October 2023 - December 2023	1,413,628	15,366	4.90
	January 2024 - March 2024	464,919	5,109	5.01
	April 2024 - June 2024	446,321	4,905	3.93
	July 2024 - September 2024	429,388	4,667	4.01
	October 2024 - December 2024	413,899	4,499	4.32

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2022 - December 2022	6,900,000	75,000	$(0.72)
	January 2023 - March 2023	6,075,000	67,500	(1.10)
	April 2023 - June 2023	6,142,500	67,500	(1.30)
	July 2023 - September 2023	6,210,000	67,500	(1.30)
	October 2023 - December 2023	6,210,000	67,500	(1.30)
	January 2024 - March 2024	1,820,000	20,000	(0.59)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2022 - December 2022	5,617,285	61,057	$5.64	-	$9.11
	January 2023 - March 2023	7,104,843	78,943	4.67	-	10.33
	April 2023 - June 2023	6,389,748	70,217	3.64	-	7.62
	July 2023 - September 2023	6,563,075	71,338	3.64	-	7.52
	October 2023 - December 2023	6,636,372	72,134	3.66	-	8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net gain (loss) on derivative instruments	$181,308	$(44,527)	$17,651	$(150,685)
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2022
Derivative Assets
Commodity contracts	Derivative instruments	$370,681	$(224,205)	$146,476
	Other noncurrent assets	139,146	(70,046)	69,100
Derivative Liabilities
Commodity contracts	Derivative instruments	236,323	(224,205)	12,118
	Other noncurrent liabilities	70,403	(70,046)	357

		December 31, 2021
Derivative Assets
Commodity contracts	Derivative instruments	$3,284	$(3,284)	$—
	Other noncurrent assets	585	$(345)	240
Derivative Liabilities
Commodity contracts	Derivative instruments	$38,434	$(3,284)	$35,150
	Other noncurrent liabilities	345	(345)	—

(1)     The Company has agreements in place with each of its counterparties that allow for the financial right of offset for derivative assets against derivative liabilities at settlement or in the event of a default under the agreements or if contracts are terminated.
Contingent Features in Financial Derivative Instruments. None of the Company’s derivative instruments contain credit-risk-related contingent features. Counterparties to the Company’s financial derivative contracts are high credit-quality financial institutions that are primarily lenders under OpCo’s Credit Agreement. The Company enters into new hedge arrangements only with participants under its Credit Agreement, since these institutions are secured equally with the holders of any OpCo bank debt, which eliminates the potential need to post collateral when Permian Resources is in a derivative liability position. As a result, the Company is not required to post letters of credit or corporate guarantees for its derivative counterparties in order to secure contract performance obligations.
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and is a member under OpCo’s Credit Agreement as referenced above.

PERMIAN RESOURCES CORPORATION
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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2022
Total assets	$—	$215,576	$—
Total liabilities	—	12,475	—
December 31, 2021
Total assets	$—	$240	$—
Total liabilities	—	35,150	—
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
Oil and Gas Property Acquisitions. The fair value measurements of assets acquired and liabilities assumed are measured on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgements and estimates by the Company’s management at the time of valuation. Refer to Note 2—Business Combination for additional information on the fair value of assets acquired and liabilities assumed.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	September 30, 2022			December 31, 2021
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit Facility due 2027(1)	$550,000	$550,000	$550,000	$25,000	$25,000	$25,000
5.375% Senior Notes due 2026(2)	286,296	289,448	264,121	285,666	289,448	286,554
7.75% Senior Notes due 2026(2)	300,000	300,000	294,375	—	—	—
6.875% Senior Notes due 2027(2)	351,396	356,351	344,388	350,712	356,351	361,696
3.25% Convertible Senior Notes due 2028(2)	164,812	170,000	228,135	164,187	170,000	215,279
5.875% Senior Notes due 2029(2)	651,166	700,000	624,540	—	—	—

(1)     The carrying values of the amounts outstanding under OpCo’s Credit Agreement approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.
(2)    The carrying values include associated unamortized debt issuance costs and any debt discounts as reflected in the consolidated balance sheets. The fair values are determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy, and are based on the aggregate principal amount of the senior notes outstanding.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9—Shareholders' Equity and Noncontrolling Interest
Authorized shares of Common Stock
On August 29, 2022, the Company’s stockholders approved the Fourth Amended and Restated Certificate of Incorporation (as amended and restated, the “Charter”) to, among other things, increase the authorized number of shares of Class A Common Stock for issuance from 600,000,000 to 1,000,000,000 and Class C Common Stock for issuance from 20,000,000 to 500,000,000. The amendment became effective on September 1, 2022.
Class A Common Stock
The Company had 288,482,677 shares of Class A Common Stock outstanding as of September 30, 2022.
Holders of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the Company’s stockholders. Holders of the Class A Common Stock and holders of the Class C Common Stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.
Unless specified in the Charter (including any certificate of designation of preferred stock) or the Company’s Second Amended and Restated Bylaws, or as required by applicable provisions of the Delaware General Corporation Law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of Common Stock that are voted is required to approve any such matter voted on by the Company’s stockholders. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. Subject to the rights of the holders of any outstanding series of preferred stock, the holders of the Class A Common Stock are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.
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
Class C Common Stock
The Company had 269,300,000 shares of Class C Common Stock outstanding as of September 30, 2022, which represent the portion of the 500,000,000 shares of Class C Common Stock issued to the Colgate Unitholder in connection with the Merger.
Holders of Class C Common Stock, together with holders of Class A Common Stock voting as a single class, have the right to vote on all matters properly submitted to a vote of the stockholders. In addition, the holders of Class C Common Stock, voting as a separate class, will be entitled to approve any amendment, alteration or repeal of any provision of the Charter that would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class C Common Stock. Holders of Class C Common Stock will not be entitled to any dividends from the Company and will not be entitled to receive any of the Company’s assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.
Shares of Class C Common Stock may be issued only to the Colgate Unitholder, its respective successors and assigns, as well as any permitted transferees of the Colgate Unitholder. Following the closing of the Merger, the Colgate Unitholder distributed its shares of Class C Common Stock to Colgate Owners. A holder of Class C Common Stock may transfer shares of Class C Common Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Common Units representing common membership interests in OpCo to such transferee in compliance with the Sixth Amended and Restated Limited Liability Company Agreement of OpCo. Each holder of Class C Common Stock generally has the right to cause the Company to redeem all or a portion of its Common Units in exchange for, at the Company’s option, an equal number of shares of Class A Common Stock or an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such OpCo Common Units in lieu of such a redemption by OpCo. Upon the future redemption or exchange of Common Units held by a holder of Class C Common Stock, a corresponding number of shares of Class C Common Stock held by such holder of Class C Common Stock will be canceled.
The shares of Class C Common Stock and underlying Common Units are not exchangeable until March 1, 2023, subject to certain customary exceptions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, there were no shares of preferred stock issued or outstanding.
Stock Repurchase Program
In February 2022, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $350 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which is approved to run through April 1, 2024. In connection with the Merger, the Repurchase Program was increased to $500 million and was extended through December 31, 2024. The Repurchase Program can be used by the Company to reduce its shares of Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time. There were no shares purchased under the Repurchase Program during the nine months ended September 30, 2022.
Noncontrolling Interest
The noncontrolling interest relates to Common Units in OpCo that were issued to the Colgate Unitholder in connection with the Merger. At the date of the Merger, the noncontrolling interest represented approximately 48% of the ownership in OpCo. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and Class A Common Stock activities.
The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the “Consolidated Statements of Shareholders’ Equity” for a summary of the activity attributable to the noncontrolling interest during the period.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, outstanding stock options, withholding amounts from the employee stock purchase plan and warrants (prior to their expiration in 2021), all using the treasury stock method, and (ii) the Company’s Class C Common Stock and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income (loss) attributable to Class A Common Stock	$224,359	$37,124	$431,987	$(22,576)
Add: Interest on Convertible Senior Notes, net of tax	1,395	1,584	5,391	—
Adjusted net income (loss) attributable to Class A Common Stock	$225,754	$38,708	$437,378	$(22,576)

Basic weighted average shares of Class A Common Stock outstanding	286,245	281,162	285,368	279,781
Add: Dilutive effects of equity awards and ESPP shares	8,667	7,973	8,153	—
Add: Dilutive effects of Convertible Senior Notes	27,074	27,074	27,074	—
Diluted weighted average shares of Class A Common Stock outstanding	321,986	316,209	320,595	279,781

Basic net earnings (loss) per share of Class A Common Stock	$0.78	$0.13	$1.51	$(0.08)
Diluted net earnings (loss) per share of Class A Common Stock	$0.70	$0.12	$1.36	$(0.08)
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021(1)
Out-of-the-money stock options	2,034	2,215	2,060	2,250
Restricted stock	3,095	83	1,032	8,780
Weighted average shares of Class C Common Stock	87,815	—	29,593	—
Performance stock units	1,452	—	634	133
Employee Stock Purchase Plan	—	28	—	46
Convertible Senior Notes	—	—	—	27,074
Warrants	—	8,000	—	8,000
(1)    The Company recognized a net loss during the nine months ended September 30, 2021, and therefore all potentially dilutive securities were anti-dilutive and excluded from the calculation of diluted net earnings per share.
Note 11—Transactions with Related Parties
    Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”), and Pearl Energy Investments (“Pearl”) and all related affiliates of each entity each beneficially own more than 10% equity interest in the Company. Certain members of OpCo’s management own profit interests at CEP III Holdings, LLC and its affiliates (“Colgate Holdings”). Due to Riverstone, NGP, and Pearl’s beneficial ownership and OpCo’s management interest in Colgate Holdings, these entities are considered related parties to the Company. The Company has (i) a marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), who was an affiliate of Riverstone until the sale of Riverstone’s investment in Lucid in July 2022, (ii) a vendor arrangement with Streamline Innovations Inc (“Streamline”) who was an affiliate of Riverstone beginning in the second quarter of 2022 and an affiliate of Pearl, (iii) a joint operating agreement with Maple Energy Holdings LLC who is an affiliate of Riverstone, and (iv) overriding royalty interests in certain properties operated by the Company that are held by CM Royalties, LP (“CM Royalties”), who is an affiliate of Colgate Holdings. The Company believes that the terms of these arrangements are no less favorable to either party than those held with unaffiliated parties.
The following table summarizes the costs incurred and revenues recognized from such arrangements during the periods they were considered related parties, as discussed above, as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables and payables outstanding as of the balance sheet dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Lucid
Oil and gas sales	$6,527	$2,715	$25,117	$6,846
Gathering, processing and transportation expenses	729	1,715	5,398	4,556
Streamline
Lease operating expenses	358	—	669	—

(in thousands)	September 30, 2022	December 31, 2021
Accounts receivable, net
Lucid(1)	—	$5,562
Accounts payable and accrued expenses
Maple Energy Holdings LLC	9,444	—
CM Royalties	1,337	—
Streamline	176	—

(1) Represents amounts due from Lucid and are presented net of unpaid processing fees as of the indicated period end date.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On September 1, 2022, as contemplated in the Merger Agreement, Colgate transferred to Colgate Holdings, a related party, its contractual right to receive certain payments from a third party as a result of drilling and completion activities completed on Company-operated properties. For the three months ended September 30, 2022, the amount of these payments was $1.5 million.
Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. During the nine months ended September 30, 2022, the Company entered into a two-year purchase agreement to buy frac sand used in its well fracture stimulation process. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac sand at a fixed price. The obligation is $33.4 million, which represents the minimum financial commitment pursuant to the terms of the contract from September 30, 2022 through March 31, 2024. There have been no other material, non-routine changes in commitments during the nine months ended September 30, 2022. Please refer to Note 13—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2021 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider has filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company has made a payment for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss is reasonably possible in relation to these matters and such amount could range from zero to $7.6 million, and no amount in that range is a better estimate than any other.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues (in thousands):
Oil sales	$397,187	$201,447	$1,009,545	$512,278
Natural gas sales	93,455	43,800	200,503	106,266
NGL sales	59,136	43,258	159,661	94,929
Oil and gas sales	$549,778	$288,505	$1,369,709	$713,473

PERMIAN RESOURCES CORPORATION
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
Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the agreed upon delivery point at which the purchaser takes title of the product. The midstream processing entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company elects to take its residue gas product “in-kind” at the plant tailgate, fees incurred prior to transfer of control are presented as gathering, processing and transportation expenses (“GP&T”) within the consolidated statements of operations. Any gathering, transportation and fractionation costs incurred subsequent to the point of transfer of control are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for natural gas and NGL sales may not be received for 30 to 90 days after the date production volumes are delivered and for crude oil, generally within 30 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, such receivable balances were $146.4 million and $57.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three and nine months ended September 30, 2022 and 2021, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 14—Subsequent Events
On November 8, 2022, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per common unit of OpCo. The first dividend is payable on November 29, 2022 to shareholders of record as of November 21, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the implementation and actual result of the Merger (defined below), continued and future impacts of COVID-19 and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our 2021 Annual Report all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of high-return oil and natural gas properties. Our assets are located in the core of the Delaware Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Permian Resources,” “we,” “us,” or “our” are to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”, which was formerly Centennial Resource Production, LLC or “CRP”).
On September 1, 2022, CRP completed the merger (the “Merger”) with Colgate Energy Partners III, LLC (“Colgate”) as discussed below. In connection with the closing of the Merger, we changed our name from “Centennial Resource Development, Inc.” to “Permian Resources Corporation” and transferred the listing of our Class A Common Stock to the New York Stock Exchange under the ticker symbol “PR”.
Market Conditions
The demand for oil and natural gas has been significantly impacted by the worldwide outbreak of COVID-19, specifically regarding the uncertainty surrounding the virus’s impact and because of various governmental actions taken to mitigate the spread of the virus. Concurrently, global oil and natural gas supplies have been disrupted by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) and reduced drilling and completion activity from U.S. producers. Both OPEC+ output and U.S. drilling activity has increased since 2020 levels; however, these factors have only led to a gradual increase in oil and gas supply, and global supply has not returned to pre-pandemic levels. Further in the first nine months of 2022, Russia’s invasion of Ukraine and global sanctions placed on Russia in response have created additional downward pressures on the supply of oil and natural gas. Meanwhile, demand for oil and gas has risen steadily throughout 2021 and 2022 due to the availability of COVID-19 vaccinations, fewer government mandated restrictions and the global-wide transition away from coal to natural gas. While governmental actions from several countries to release a portion of their strategic petroleum reserves have increased global inventories, oil supply and demand remain relatively tight due to the lack of additional supply and limited spare capacity. These factors, among others, have aided in the recovery of global commodity prices throughout 2021 and have led to heightened commodity prices in the first nine months of 2022. Specifically, NYMEX WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022, from a low of negative $37.63 per barrel on April 20, 2020. Similarly, the NYMEX Henry Hub index price for natural gas reached a high of $9.85 per MMBtu on August 23, 2022, from a low of $1.33 per MMBtu on September 22, 2020.
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

	2020				2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$46.19	$28.00	$40.93	$42.66	$57.84	$66.06	$70.56	$77.09	$94.40	$108.34	$91.56
Natural gas (per MMBtu)	$1.88	$1.65	$1.95	$2.47	$3.44	$2.88	$4.28	$4.74	$4.60	$7.39	$7.96

Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business, and/or our ability to finance planned capital expenditures. Lower realized prices may also reduce the borrowing base under OpCo’s credit agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the credit agreement. Additionally, lower prices can affect our operations, which could impact our ability to comply with the covenants under our credit agreement and senior notes.
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
2022 Highlights and Future Considerations
Colgate Merger
On May 19, 2022, we entered into a Business Combination Agreement (the “Merger Agreement”) with CRP, Colgate, and Colgate Energy Partners III MidCo, LLC (the “Colgate Unitholder”). The Merger Agreement provided for a merger of equals transaction, with CRP (which was renamed Permian Resources Operating, LLC or “OpCo” following the Merger) continuing as the surviving entity in the Merger and a subsidiary of Permian Resources Corporation.
On September 1, 2022, the Merger was completed, and all membership interests in CRP issued and outstanding immediately prior to the closing were converted into units of Permian Resources Operating, LLC (“Common Units”) equal to the number of shares of our Class A Common Stock that were outstanding immediately prior to the closing. All of the Colgate Unitholder’s membership interests in Colgate were exchanged for 269,300,000 shares of Class C Common Stock, 269,300,000 Common Units and $525 million in cash consideration. Following the closing of the Merger, the Colgate Unitholder distributed the merger consideration to its equity holders (the “Colgate Owners”), who collectively continue to own in the aggregate 100% of the outstanding shares of Class C Common Stock of the Company and approximately 48% of the outstanding Common Units in OpCo, which represent an approximate 48% noncontrolling interest in OpCo. This ownership of all our shares of Class C Common Stock by the Colgate Owners represents approximately 48% of the Company’s total outstanding shares of Class A Common Stock and Class C Common Stock taken together (the “Common Stock”).
As a result of the Merger, we acquired approximately 105,000 net leasehold acres and 25,000 net royalty acres located primarily in Reeves and Ward Counties in Texas and Eddy County in New Mexico. We believe that the Merger will provide significant increases to our operational and financial scale, drive accretion across our key financial and operating metrics, and enhance the combined company’s shareholder returns.
Operational Highlights
We operated a two-rig drilling program during the first eight months of 2022, and an eight-rig drilling program after the close of the Merger on September 1, 2022, which enabled us to complete and bring online 58 gross operated wells as of the end of the third quarter, with an average effective lateral length of approximately 9,300 feet. We plan to reduce our operated drilling rig program to seven rigs in November and expect to operate at this level for the remainder of the year.

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
On July 15, 2022, we entered into the first amendment to our Credit Agreement (the “Amendment”). The Amendment, among other things, waived compliance with certain restrictive covenants and provided the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger to occur. In addition, the Amendment increased the elected commitments under our Credit Agreement to $1.5 billion from $750 million, increased the borrowing base to $2.5 billion from $1.15 billion, and became effective as of the September 1, 2022 Merger closing date.
In February 2022, our Board of Directors authorized a stock repurchase program to acquire up to $350 million of our outstanding Common Stock, which program is approved to run through April 1, 2024 (the “Repurchase Program”). In connection with the Merger, the Repurchase Program was increased to $500 million and was extended through December 31, 2024. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. There were no shares purchased under the Repurchase Program during the nine months ended September 30, 2022.

Results of Operations
Colgate’s results of operations were included in the Company’s interim consolidated financial statements and results of operations beginning on September 1, 2022.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2022	2021	$	%
Net revenues (in thousands):
Oil sales	$397,187	$201,447	$195,740	97%
Natural gas sales	93,455	43,800	49,655	113%
NGL sales	59,136	43,258	15,878	37%
Oil and gas sales	$549,778	$288,505	$261,273	91%

Average sales prices:
Oil (per Bbl)	$89.02	$65.31	$23.71	36%
Effect of derivative settlements on average price (per Bbl)	(2.71)	(8.37)	5.66	68%
Oil net of hedging (per Bbl)	$86.31	$56.94	$29.37	52%

Average NYMEX price for oil (per Bbl)	$91.56	$70.56	$21.00	30%
Oil differential from NYMEX	(2.54)	(5.25)	2.71	52%

Natural gas (per Mcf)	$6.57	$3.99	$2.58	65%
Effect of derivative settlements on average price (per Mcf)	(1.41)	(0.27)	(1.14)	(422)%
Natural gas net of hedging (per Mcf)	$5.16	$3.72	$1.44	39%

Average NYMEX price for natural gas (per Mcf)	$7.96	$4.28	$3.68	86%
Natural gas differential from NYMEX	(1.39)	(0.29)	(1.10)	(379)%

NGL (per Bbl)	$36.21	$40.16	$(3.95)	(10)%

Net production:
Oil (MBbls)	4,462	3,085	1,377	45%
Natural gas (MMcf)	14,216	10,977	3,239	30%
NGL (MBbls)	1,633	1,077	556	52%
Total (MBoe)(1)	8,464	5,991	2,473	41%

Average daily net production:
Oil (Bbls/d)	48,499	33,529	14,970	45%
Natural gas (Mcf/d)	154,520	119,311	35,209	30%
NGL (Bbls/d)	17,751	11,707	6,044	52%
Total (Boe/d)(1)	92,003	65,121	26,882	41%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2022 were $261.3 million (or 91%) higher than total net revenues for the three months ended September 30, 2021. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil and natural gas increased in the third quarter of 2022 compared to the same 2021 period by 36% and 65%, respectively, while the average realized sales price for NGLs decreased 10% period over period. The 36% increase in the average realized oil price was mainly the result of higher (30%) NYMEX crude prices between periods, as well as improved oil differentials ($2.71 per Bbl narrower). The average realized sales price of natural gas increased 65% due to higher (86%) NYMEX gas prices between periods, partially offset by wider gas differentials ($1.10 per Mcf wider). The 10% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the third quarter of 2022 as compared to the third quarter of 2021. The market prices for oil and natural gas have been impacted by global supply constraints for oil and gas throughout 2021 and 2022, as well as increasing demand worldwide as global economies emerge from COVID-19 era lockdowns and restrictions, as discussed in the market conditions section above.
Net production volumes for oil, natural gas and NGLs increased 45%, 30% and 52%, respectively, between periods. The increase in oil production resulted from placing 67 wells on production since the third quarter of 2021, which added 1,762 MBbls of net oil production to the three months ended September 30, 2022, as compared to 33 wells brought online since the third quarter of 2020 that added 1,103 MBbls of net oil production to the third quarter of 2021. Oil production also benefited from wells acquired in the Merger with Colgate, which added 942 MBbls of net oil production to the three months ended September 30, 2022. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, the main processor of our raw gas operated in partial ethane-recovery during the third quarter of 2022, as compared to operating in full ethane-rejection during the 2021 period, and this resulted in a lower percentage of natural gas volumes and a higher percentage of NGLs being recovered from our wet gas stream during the 2022 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2022	2021	Change	%
Operating costs (in thousands):
Lease operating expenses	$40,944	$28,685	$12,259	43%
Severance and ad valorem taxes	41,745	17,800	23,945	135%
Gathering, processing and transportation expenses	30,022	24,164	5,858	24%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.84	$4.79	$0.05	1%
Severance and ad valorem taxes (% of revenue)	7.6%	6.2%	1.4%	23%
Gathering, processing and transportation expenses (per Boe)	$3.55	$4.03	$(0.48)	(12)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2022 increased $12.3 million compared to the three months ended September 30, 2021. Higher LOE for the third quarter of 2022 was primarily related to additional costs associated with the 309 gross operated horizontal wells acquired in the Merger on September 1, 2022.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2022 increased $23.9 million compared to the three months ended September 30, 2021. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the third quarter of 2022 increased $19.2 million compared to the same 2021 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $4.8 million due to higher tax assessments on our oil and gas reserve values as well as an increase in our oil and gas properties as a result of the Merger.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.6% for the three months ended September 30, 2022 as compared to 6.2% for the same prior year quarter. This increase in rate was the result of higher ad valorem taxes as discussed above as well as a larger portion of our oil and gas volumes being produced in New Mexico, which levies higher severance tax rates than Texas, during the third quarter of 2022.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation expenses (“GP&T”) for the three months ended September 30, 2022 increased $5.9 million as compared to the three months ended September 30, 2021. This increase was mainly attributable to higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices. Natural gas prices increased substantially between periods as discussed above, slightly offset by a decrease in NGL prices. The increase is also attributable to additional expenses incurred as a result of the Merger in the third quarter of 2022.
GP&T decreased on a per Boe basis, however, from $4.03 for the third quarter of 2021 to $3.55 for the third quarter of 2022. This decrease is due to a higher portion of GP&T costs reducing our realized gas and NGL prices, as the majority of gas gathering and processing contracts acquired in the Merger transfer control of our products at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 13—Revenues for additional information.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2022	2021
Depreciation, depletion and amortization	$109,500	$76,047
Depreciation, depletion and amortization per Boe	$12.94	$12.69
For the three months ended September 30, 2022, DD&A expense amounted to $109.5 million, an increase of $33.5 million over the same 2021 period. The primary factor contributing to higher DD&A expense in 2022 was the increase in our overall production volumes between periods, which increased DD&A expense by $31.4 million, while our overall higher DD&A rate increased DD&A expense by $2.1 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.94 for the third quarter of 2022 compared to $12.69 for the same period in 2021. This increase in DD&A rate was primarily attributable to downward reserve revisions as a result of changes in future drilling plans.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Cash general and administrative expenses	$15,106	$12,462
Stock-based compensation - equity awards	48,197	22,049
Stock-based compensation - liability awards	(29,301)	(4,628)
Stock-based compensation - cash settled awards	9,385	5,865
General and administrative expenses	43,387	35,748
G&A expenses for the three months ended September 30, 2022 were $43.4 million compared to $35.7 million for the three months ended September 30, 2021. Higher G&A in the third quarter of 2022 was mainly the result of a $5.0 million increase in total stock-based compensation expense between periods. This increase in stock-based compensation expense was related to (i) an increase of $6.2 million during the period related to PSUs, mainly due to the modification and reclassification of our 2020 PSU awards from liability to equity; (ii) $3.5 million increase related to cash settled awards between periods; and (iii) a $3.2 million increase in various equity classified awards due to new grants and the mark to market of accelerated vestings. These increases in stock-based compensation are partially offset by a decrease of $7.9 million in expense related to the portion of liability classified restricted stock units that became fully vested following a maximum return event that was triggered in the third quarter of 2021. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards. Cash G&A additionally increased $2.6 million period over period due to higher payroll and other personnel costs as a result of increased headcount associated with the Merger.
Merger and integration expense. Merger and integration expense for the three months ended September 30, 2022 was $59.3 million. These costs primarily relate to (i) $40 million in bankers’ advisory fees, (ii) $10.8 million in severance and related benefits associated with employees that were terminated in connection with the Merger and (iii) legal, accounting and consultancy fees. See Note 2—Business Combination for further details regarding the Merger.
Impairment and Abandonment Expense. During the three months ended September 30, 2022, impairment and abandonment expense was $0.5 million as compared to $7.7 million during the three months ended September 30, 2021. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Geological and geophysical costs	$1,768	$836
Stock-based compensation - equity awards	572	1,184
Stock-based compensation - liability awards	—	(495)
Stock-based compensation - cash settled awards	—	314
Other expenses	12	—
Exploration and other expenses	$2,352	$1,839
Exploration and other expenses were $2.4 million for the three months ended September 30, 2022 compared to $1.8 million for the three months ended September 30, 2021. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G personnel costs in the third quarter of 2022. This increase is partially offset by a decrease in total stock-based compensation related to certain restricted stock units that became fully vested in the third quarter of 2021 as discussed above.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Credit facility	$4,068	$2,668
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	1,938	—
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	3,427	—
Amortization of debt issuance costs and debt discount	8,620	1,048
Interest capitalized	(641)	(421)
Total	$28,807	$14,690
Interest expense increased $14.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to (i) $7.6 million in additional debt issuance costs amortized during the third quarter of 2022 mainly related to fees incurred for an incremental commitment letter we entered into in connection with the Merger; (ii) $5.4 million in additional interest expense from the senior notes that were assumed in the Merger; and (iii) $1.4 million in higher interest incurred on our Credit Agreement due to higher borrowings outstanding during the 2022 period.
Our weighted average borrowings outstanding under our Credit Agreement were $263.6 million versus $264.8 million for the three months ended September 30, 2022 and 2021, respectively. Our Credit Agreement’s weighted average effective interest rate increased to 4.9% from 3.3% for the three months ended September 30, 2022 and 2021, respectively, due to a higher market based rate between periods.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Realized cash settlement gains (losses)	$(32,195)	$(28,796)
Non-cash mark-to-market derivative gain (loss)	213,503	(15,731)
Total	$181,308	$(44,527)

Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2022	2021
Income (loss) before income taxes	$374,673	$37,124
Income tax (expense) benefit	(31,169)	—
Our provisions for income taxes for the three months ended September 30, 2022 and 2021 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences, (ii) state income taxes, and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended September 30, 2022, we generated pre-tax net income of $374.7 million and recorded income tax expense of $31.2 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was (i) the portion of pre-tax income that was attributable to our non-controlling interest partners and (ii) the partial release of our deferred tax valuation allowance due to the generation of net income in the current year.
For the three months ended September 30, 2021, we generated pre-tax net income of $37.1 million, which reduced our total net operating losses (“NOLs”) accumulated for the year by this same amount. As a result of the $37.1 million reduction to our 2021 NOL position, we were able to reduce our corresponding deferred tax asset valuation by $11.9 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	$	%
Net revenues (in thousands):
Oil sales	$1,009,545	$512,278	$497,267	97%
Natural gas sales	200,503	106,266	94,237	89%
NGL sales	159,661	94,929	64,732	68%
Oil and gas sales	$1,369,709	$713,473	$656,236	92%

Average sales prices:
Oil (per Bbl)	$93.93	$60.05	$33.88	56%
Effect of derivative settlements on average price (per Bbl)	(9.91)	(10.12)	0.21	2%
Oil net of hedging (per Bbl)	$84.02	$49.93	$34.09	68%

Average NYMEX price for oil (per Bbl)	$98.10	$64.82	$33.28	51%
Oil differential from NYMEX	(4.17)	(4.77)	0.60	13%

Natural gas (per Mcf)	$5.72	$3.44	$2.28	66%
Effect of derivative settlements on average price (per Mcf)	(1.20)	(0.09)	(1.11)	(1,233)%
Natural gas net of hedging (per Mcf)	$4.52	$3.35	$1.17	35%

Average NYMEX price for natural gas (per Mcf)	$6.65	$3.53	$3.12	88%
Natural gas differential from NYMEX	(0.93)	(0.09)	(0.84)	(933)%

NGL (per Bbl)	$42.20	$33.98	$8.22	24%

Net production:
Oil (MBbls)	10,748	8,531	2,217	26%
Natural gas (MMcf)	35,082	30,933	4,149	13%
NGL (MBbls)	3,784	2,794	990	35%
Total (MBoe)(1)	20,378	16,479	3,899	24%

Average daily net production:
Oil (Bbls/d)	39,369	31,246	8,123	26%
Natural gas (Mcf/d)	128,504	113,305	15,199	13%
NGLs (Bbls/d)	13,859	10,233	3,626	35%
Total (Boe/d)(1)	74,646	60,363	14,283	24%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2022 were $656.2 million, or 92%, higher than total net revenues for the nine months ended September 30, 2021. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Average realized sales prices for oil, natural gas and NGLs increased for the first nine months of 2022 compared to the same 2021 period by 56%, 66%, and 24%, respectively. The 56% increase in the average realized oil price was mainly the result of higher (51%) NYMEX crude prices between periods, as well as improved oil differentials ($0.60 per Bbl narrower). The average realized sales price of natural gas increased 66% due to higher (88%) average NYMEX gas prices between periods, partially offset by wider gas differentials ($0.84 per Mcf wider). The 24% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products for the first nine months of 2022 compared to the first nine months of 2021. The market prices for oil, natural gas and NGLs have all been impacted by global supply constraints for oil and gas throughout 2021 and 2022, as well as increasing demand worldwide as global economies emerge from COVID-19 era lockdowns and restrictions, as discussed in the market conditions section above.
Net production volumes for oil, natural gas, and NGLs increased 26%, 13%, and 35%, respectively, between periods. The oil production volume increase resulted from placing 67 wells on production since the third quarter of 2021, which added 4,614 MBbls of net oil production to the nine months ended September 30, 2022 as compared to 33 wells brought online since the third quarter of 2020 that added 2,078 MBbls of net oil production to the nine months ended September 30, 2021. Oil production also benefited from wells acquired in the Merger with Colgate, which added 942 MBbls of net oil production to the nine months ended September 30, 2022. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold. However, the main processor of our raw gas operated in partial ethane-recovery during the first nine months of 2022, as compared to operating in full ethane-rejection during the 2021 period, and this resulted in a lower percentage of natural gas volumes and a higher percentage of NGLs being recovered from our wet gas stream during the 2022 period.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2022	2021	Change	%
Operating costs (in thousands):
Lease operating expenses	$98,578	$77,522	$21,056	27%
Severance and ad valorem taxes	101,491	46,167	55,324	120%
Gathering, processing and transportation expenses	77,669	64,283	13,386	21%
Operating cost metrics:
Lease operating expenses (per Boe)	$4.84	$4.70	$0.14	3%
Severance and ad valorem taxes (% of revenue)	7.4%	6.5%	0.9%	14%
Gathering, processing and transportation expenses (per Boe)	$3.81	$3.90	$(0.09)	(2)%
Lease Operating Expenses. LOE for the nine months ended September 30, 2022 increased $21.1 million compared to the nine months ended September 30, 2021. Higher LOE for the first nine months of 2022 was primarily related to higher fixed and semi-variable costs, such as monthly equipment rentals, repair work, labor, and wellhead chemical costs stemming from the production increase between periods as well as additional costs associated with the 309 gross operated horizontal wells acquired in the Merger on September 1, 2022. These increases were partially offset by lower environmental expenses and lower water handling costs, which are associated with our higher level of recycling activity whereby produced water from our operated wells is recycled and then reused in our drilling and completion operations. This process results in significantly lower costs as compared to typical water disposal rates.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2022 increased $55.3 million compared to the nine months ended September 30, 2021. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2022 increased $48.2 million compared to the same 2021 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $7.1 million due to higher tax assessments on our oil and gas reserve values as well as an increase in our oil and gas properties as a result of the Merger.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.4% for the first nine months of 2022 as compared to 6.5% for the same 2021 period. This increase in rate was the result of higher ad valorem taxes as discussed above as well as a larger portion of our oil and gas volumes being produced in New Mexico, which levies higher severance tax rates than Texas, during the first nine months of 2022.

Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2022 increased $13.4 million compared to the nine months ended September 30, 2021. This increase was mainly attributable to higher gas plant processing costs, whose variable fee portion is based on natural gas and NGL prices, both of which increased substantially between periods as discussed above. The increase is also attributable to additional expenses incurred as a result of the Merger in the third quarter of 2022.
GP&T on a per Boe basis, however, decreased from $3.90 for the first nine months of 2021 to $3.81 for the same 2022 period. This decrease is due to a higher portion of GP&T costs reducing our realized gas and NGL prices, as the majority of gas gathering and processing contracts acquired in the Merger transfer control of our product at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 13—Revenues for additional information.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2022	2021
Depreciation, depletion and amortization	$262,626	$213,259
Depreciation, depletion and amortization per Boe	$12.89	$12.94
For the nine months ended September 30, 2022, DD&A expense amounted to $262.6 million, an increase of $49.4 million over the same 2021 period. The primary factor contributing to higher DD&A expense in 2022 was the increase in our overall production volumes between periods, which increased DD&A expense by $50.5 million during the first nine months of 2022, while lower DD&A rates between periods decreased DD&A expense by $1.1 million for the nine months ended September 30, 2022.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $12.89 for the first nine months of 2022 compared to $12.94 for the same period in 2021. This decrease in the rate was driven by the inclusion of depletion related to the production from the oil and gas properties acquired in the Merger.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash general and administrative expenses	$39,309	$33,220
Stock-based compensation expense - equity awards	59,417	30,686
Stock-based compensation expense - liability awards	(24,174)	20,040
Stock-based compensation expense - cash settled awards	9,385	5,865
General and administrative expenses	$83,937	$89,811
G&A expenses for the nine months ended September 30, 2022 were $83.9 million compared to $89.8 million for the nine months ended September 30, 2021. Lower G&A for the first nine months of 2022 was the result of a $12.0 million decrease in total stock-based compensation expense between periods. This decrease in stock-based compensation expense was related to (i) a decrease of $15.5 million in expense related to the portion of liability classified restricted stock units that became fully vested following a maximum return event that was triggered in the third quarter of 2021 and (ii) a decrease of $3.0 million during the period related to PSUs, mainly due to a portion of the 2020 PSU awards being settled in cash, offset by the reclassification of our 2020 PSU awards from liability to equity. These decreases were slightly offset by a $3.5 million increase related to cash settled awards between periods and a $3.0 million increase in various equity classified awards due to new grants and accelerated vestings. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards. Further offsetting this decrease was higher cash G&A, which increased $6.1 million period over period due to higher payroll and other personnel cost increases as a result of increased headcount associated with the Merger on September 1, 2022.
Merger and integration expense. Merger and integration expense for the nine months ended September 30, 2022 was $65.0 million. These costs primarily relate to (i) $43 million in bankers’ advisory fees(ii) $10.8 million in severance and related benefits associated with employees that were terminated in connection with the Merger and (iii) legal, accounting and consultancy fees. See Note 2—Business Combination for further details regarding the Merger.
Impairment and Abandonment Expense. During the nine months ended September 30, 2022, impairment and abandonment expense was $3.6 million as compared to $26.1 million during the nine months ended September 30, 2021. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Geological and geophysical costs	$5,005	$2,622
Stock-based compensation - equity awards	1,554	1,613
Stock-based compensation - liability awards	—	(89)
Stock-based compensation - cash settled awards	—	314
Other expenses	54	238
Exploration and other expenses	$6,613	$4,698
Exploration and other expenses were $6.6 million for the nine months ended September 30, 2022 compared to $4.7 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G personnel costs during the nine months ended September 30, 2022. This increase is partially offset by a decrease in total stock-based compensation related to certain restricted stock units that became fully vested in the third quarter of 2021 as discussed above.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Credit facility	$5,717	$8,745
8.00% Senior Secured Notes due 2025	—	2,908
5.375% Senior Notes due 2026	11,667	11,667
7.75% Senior Notes due 2026	1,938	—
6.875% Senior Notes due 2027	18,375	18,375
3.25% Convertible Senior Notes due 2028	4,143	2,934
5.875% Senior Notes due 2029	3,427	—
Amortization of debt issuance costs and debt discount	12,846	3,935
Interest capitalized	(1,826)	(1,207)
Total	$56,287	$47,357
Interest expense was $8.9 million higher for the nine months ended September 30, 2022 compared to the same 2021 period mainly due to (i) $8.9 million in additional debt issuance costs amortized during the 2022 period mainly related to fees incurred for an incremental commitment letter we entered into in connection with the Merger; (ii) $5.4 million in additional interest expense from the senior notes that were assumed in the Merger; and (iii) interest on our Convertible Senior Notes that was incurred in 2022 but only partially during the 2021 period due to their issuance in March of 2021. These increases were partially offset by (i) $3.0 million in lower interest incurred on our Credit Agreement due to lower borrowings outstanding during the 2022 period, and (ii) $2.9 million in decreased interest expense on our Senior Secured Notes due 2025 that were redeemed in April of 2021.
Our weighted average borrowings outstanding under our Credit Agreement were $99.8 million versus $294.6 million for the first nine months of 2022 and 2021, respectively. Our Credit Agreement’s weighted average effective interest rate was 3.4% and 3.3% for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table presents gains and losses for derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Realized cash settlement gains (losses)	$(148,721)	$(89,195)
Non-cash mark-to-market derivative gain (loss)	166,372	(61,490)
Total	$17,651	$(150,685)
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Income (loss) before income taxes	$630,564	$(22,576)
Income tax (expense) benefit	(79,432)	—
Our provisions for income taxes for the first nine months of 2022 and 2021 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income (loss) primarily due to (i) permanent differences; (ii) state income taxes; and (iii) any changes during the period in our deferred tax asset valuation allowance.
For the nine months ended September 30, 2022 we generated pre-tax net income of $630.6 million and recorded income tax expense of $79.4 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was (i) the portion of pre-tax income that was attributable to our non-controlling interest partners and (ii) the partial release of our deferred tax valuation allowance due to the generation of net income in the current year.
For the nine months ended September 30, 2021, we recognized deferred tax asset valuation allowances of $8.1 million against NOLs we generated during the period, and such NOLs were estimated at such time as unlikely to be realized in future periods. The increase in our valuation allowance was the primary factor reducing our income tax benefit (based on the U.S. statutory rate) to zero for the first nine months of 2021.

Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility, proceeds from offerings of debt or equity securities, or proceeds from the sale of oil and gas properties. Our future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary use of capital has been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
    We continually evaluate our capital needs and compare them to our capital resources. We operated a two-rig drilling program during the first eight months of 2022, and an eight-rig drilling program after the Merger closing on September 1, 2022, which is expected to reduce to seven drilling rigs in November and for the remainder of the year. Our total capital expenditures incurred for the nine months ended September 30, 2022 was $454.2 million. We expect our total drilling, completion and facilities capex budget for the fourth quarter of 2022 to be between $300 million to $325 million. We funded our capital expenditures for the nine months ended September 30, 2022 entirely from cash flows from operations, and we expect to fund the remainder of our 2022 capex budget entirely from cash flows from operations as well, given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
In May 2022, we announced the Merger with Colgate that was completed on September 1, 2022. As a result of the Merger, our 2022 operational plans and sources and use of capital, among others things, as a combined entity have changed, and such changes include (i) the Company assumed $1.0 billion of Colgate’s senior notes, (ii) the Company refinanced Colgate’s credit facility borrowings outstanding at closing through borrowings under the Company’s Credit Agreement, (iii) borrowings under our Credit Agreement to fund a portion of the $525 million in cash Merger consideration, and (iv) funding of transaction costs incurred related to the Merger.
    In February 2022, our Board of Directors authorized the Repurchase Program to acquire up to $350 million of our outstanding Common Stock. In connection with the Merger, the Repurchase Program was increased to $500 million and was extended through December 31, 2024. The Repurchase Program can be used to reduce our shares of Common Stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
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
We cannot ensure that cash flows from operations or other sources of needed capital will be available on acceptable terms or at all. Further, our ability to access the public or private debt or equity capital markets at economic terms in the future will be affected by general economic conditions, the domestic and global oil and financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$843,376	$333,132
Net cash used in investing activities	(896,438)	(216,318)
Net cash provided by (used in) financing activities	89,194	(117,626)
For the nine months ended September 30, 2022, we generated $843.4 million of cash from operating activities, an increase of $510.2 million from the same period in 2021. Cash provided by operating activities increased primarily due to higher realized prices for all commodities, higher production volumes, and the timing of our supplier payments during the nine months ended September 30, 2022. These increasing factors were partially offset by higher merger and integration expense, severance and ad valorem taxes, lease operating expenses, GP&T, and cash G&A expense for the nine months ended September 30, 2022 as compared to the same 2021 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the nine months ended September 30, 2022, cash flows from operating activities and net borrowings under our revolving credit facility were used to finance $496.7 million of net cash consideration paid for the Merger, fund $397.9 million of drilling and development cash expenditures and repay $400 million of borrowings outstanding from Colgate’s credit facility that were assumed at closing.
During the nine months ended September 30, 2021, cash flows from operating activities and net proceeds from the issuance of the Convertible Senior Notes (defined below) were used to finance $215.4 million of drilling and development cash expenditures, repay net borrowings of $125.0 million under our credit facility, redeem $127.1 million of our 2025 senior secured notes outstanding and to fund $14.7 million in capped call spread transactions.
Credit Agreement
On February 18, 2022, OpCo entered into an amended and restated five-year secured credit facility with a syndicate of banks, which replaced its previous credit facility that was set to mature in May 2023. The restated Credit Agreement extended its maturity date to February 2027.
On July 15, 2022, OpCo entered into the first amendment to its Credit Agreement. The Amendment, among other things, waived compliance with certain restrictive covenants and provided the lenders’ consent to a planned Pre-Merger Reorganization (as defined within the Amendment) in order to enable the Merger to occur. In addition, the Amendment increased the elected commitments under the Credit Agreement to $1.5 billion from $750 million, increased the borrowing base to $2.5 billion from $1.15 billion, and became effective as of the September 1, 2022 Merger closing date.
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
The Credit Agreement also requires OpCo to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of OpCo’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, as defined within the Credit Agreement as the ratio of total funded debt to consolidated EBITDAX (as defined within the Credit Agreement) for the prior four fiscal quarters, of not greater than 3.5 to 1.0.
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement).
OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2022 and through the filing of this Quarterly Report.
For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, OpCo issued $150.0 million of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, OpCo issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. These issuances resulted in aggregate net proceeds to OpCo of $163.6 million, which were used to repay borrowings outstanding under the Credit Agreement and to fund the cost of entering into capped call spread transactions of $14.7 million. Subsequently in April 2021, we redeemed at par all of our Senior Secured Notes (defined below), which was the intended use of proceeds from the Convertible Senior Notes offering.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes as defined below.
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A Common

Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
In connection with the Convertible Senior Notes issuance, OpCo entered into privately negotiated capped call spread transactions (the “Capped Call Transactions”), that are expected to reduce potential dilution to our Class A Common Stock upon a conversion and/or offset any cash payments OpCo is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Class A Common Stock and an initial capped price of $8.4525 per share of Class A Common Stock (each subject to certain customary adjustments per the agreements).
Senior Notes
On September 1, 2022, in connection with the Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at Closing and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 Colgate Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Colgate Senior Notes,” and together with the 2026 Colgate Senior Notes, the “Colgate Senior Notes”). The Company recorded the Colgate Senior Notes at their fair value as of the Merger closing, which were equal to 100% of par for the 2026 Colgate Senior Notes and 93.68% of par (a $44.3 million debt discount) for the 2029 Colgate Senior Notes.
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 Senior Notes and the Colgate Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Permian Resources and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2022 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.

Contractual Obligations
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of September 30, 2022 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases(1)	$7,983	$31,687	$19,679	$5,203	$4,074	$20,127	$88,753
Purchase obligations(2)	6,883	27,488	10,780	5,192	5,192	—	55,535
Asset retirement obligations(3)	178	25	780	9,110	3	30,046	40,142
Long term debt obligations(4)	—	—	—	—	589,448	1,776,351	2,365,799
Cash interest expense on long-term debt obligations(5)	35,562	142,249	142,249	142,249	106,995	120,347	689,651
Cash based severance payments(6)	9,716	11,471	—	—	—	—	21,187
Total	$60,322	$212,920	$173,488	$161,754	$705,712	$1,946,871	$3,261,067
(1)    Operating leases consist of our office rental agreements, drilling rig contracts and other wellhead equipment.
(2)    Consists of an energy purchase agreement to buy a minimum amount of electricity at a fixed price or pay for underutilization as well as a take-or-pay agreement to purchase a minimum volume of frac sand at a fixed price. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of these contracts as of September 30, 2022, however actual expenditures may exceed the minimum commitments presented above.
(3)    Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.
(4)    Long-term debt consists of the principal amounts of our senior notes due and borrowings outstanding under the Credit Agreement as of September 30, 2022.
(5)    Cash interest expense on our senior notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the Credit Agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.
(6)    Long-term severance and related expenses associated with the Merger.
Critical Accounting Policies and Estimates
There have been no material changes, other than those discussed below, during the nine months ended September 30, 2022 to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2021 Annual Report.
Business and Asset Acquisitions
From time to time, we may acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Merger. In connection with the Merger, we allocated the $2.7 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the Merger closing date.
For business and asset acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, pricing and cash flows, discount rates, expectations regarding customer contracts and relationships, and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition. Refer to Note 2—Business Combination and Note 8—Fair Value Measurements for additional information.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects to us as of September 30, 2022.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2022, our oil and gas sales for the nine months ended September 30, 2022 would have moved up or down $101.0 million for each 10% change in oil prices per Bbl, $16.0 million for each 10% change in NGL prices per Bbl, and $20.1 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2022 and additional contracts entered into through October 31, 2022. Refer to Note 7—Derivative Instruments in Item 1 of Part I of this Quarterly Report for open derivative positions as of September 30, 2022.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2022 - December 2022	2,530,000	27,500	$89.17
	January 2023 - March 2023	1,575,000	17,500	90.58
	April 2023 - June 2023	1,592,500	17,500	87.64
	July 2023 - September 2023	1,472,000	16,000	86.36
	October 2023 - December 2023	1,472,000	16,000	84.11
	January 2024 - March 2024	1,092,000	12,000	78.46
	April 2024 - June 2024	1,092,000	12,000	77.30
	July 2024 - September 2024	1,104,000	12,000	76.21
	October 2024 - December 2024	1,104,000	12,000	75.27

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2022 - December 2022	644,000	7,000	$80.00	-	$104.17
	January 2023 - March 2023	810,000	9,000	75.56	-	91.15
	April 2023 - June 2023	819,000	9,000	75.56	-	91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	October 2022 - December 2022	1,848,886	20,097	$0.62
	January 2023 - March 2023	729,999	8,111	0.55
	April 2023 - June 2023	739,499	8,126	0.55
	July 2023 - September 2023	749,000	8,141	0.52
	October 2023 - December 2023	749,002	8,141	0.52
	January 2024 - March 2024	637,000	7,000	0.43
	April 2024 - June 2024	637,000	7,000	0.43
	July 2024 - September 2024	644,000	7,000	0.43
	October 2024 - December 2024	644,000	7,000	0.43

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	October 2022 - December 2022	2,760,000	30,000	$1.85
	January 2023 - March 2023	1,350,000	15,000	1.34
	April 2023 - June 2023	1,365,000	15,000	1.25
	July 2023 - September 2023	1,380,000	15,000	1.23
	October 2023 - December 2023	1,380,000	15,000	1.22
	January 2024 - March 2024	637,000	7,000	0.75
	April 2024 - June 2024	637,000	7,000	0.74
	July 2024 - September 2024	644,000	7,000	0.73
	October 2024 - December 2024	644,000	7,000	0.72

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2022 - December 2022	3,432,715	37,312	$5.86
	January 2023 - March 2023	1,670,157	18,557	7.64
	April 2023 - June 2023	1,572,752	17,283	4.70
	July 2023 - September 2023	1,486,925	16,162	4.70
	October 2023 - December 2023	1,413,628	15,366	4.90
	January 2024 - March 2024	464,919	5,109	5.01
	April 2024 - June 2024	446,321	4,905	3.93
	July 2024 - September 2024	429,388	4,667	4.01
	October 2024 - December 2024	413,899	4,499	4.32

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2022 - December 2022	6,900,000	75,000	$(0.72)
	January 2023 - March 2023	6,075,000	67,500	(1.10)
	April 2023 - June 2023	6,142,500	67,500	(1.30)
	July 2023 - September 2023	6,210,000	67,500	(1.30)
	October 2023 - December 2023	6,210,000	67,500	(1.30)
	January 2024 - March 2024	1,820,000	20,000	(0.59)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2022 - December 2022	5,617,285	61,057	$5.64	-	$9.11
	January 2023 - March 2023	7,104,843	78,943	4.67	-	10.33
	April 2023 - June 2023	6,389,748	70,217	3.64	-	7.62
	July 2023 - September 2023	6,563,075	71,338	3.64	-	7.52
	October 2023 - December 2023	6,636,372	72,134	3.66	-	8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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

Changes in the fair value of derivative contracts from December 31, 2021 to September 30, 2022, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2021	$(34,910)
Commodity hedge contract settlement payments, net of any receipts	148,721
Fair value of commodity hedge contracts acquired in the Merger	71,639
Cash and non-cash mark-to-market gains on commodity hedge contracts(1)	17,651
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2022	$203,101

c
(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2022 would cause a $110.8 million increase or $111.6 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of September 30, 2022 would cause a $9.7 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility.
As of September 30, 2022, we had $550.0 million of debt outstanding under our Credit Agreement, with a weighted average interest rate of 5.13%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $5.5 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $1.8 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Item 1 of Part I of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1. of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of September 30, 2022 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
In September 2022, we were provided with a request to settle an air emissions issue previously detected by the U.S. Environmental Protection Agency (the “EPA”). The amount of the penalty is still being negotiated between the Company and the EPA. We do not believe any resulting penalties or expenditures associated with the issue identified will have a material effect on our financial condition or results of operations, but such penalty may exceed $300,000.
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
Risks Relating to the Merger
The failure to integrate our businesses and operations with those of Colgate successfully in the expected time frame may adversely affect our future results.
The Merger involved the combination of two companies that previously operated as independent companies. It is possible that the process of integrating the two businesses following the Merger could result in the loss of key employees, the disruption of either or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities, unforeseen expenses or delays or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
Combining the businesses of Centennial and Colgate may be more difficult, costly or time-consuming than expected and we may fail to realize the anticipated synergies and other benefits of the Merger, which may adversely affect our business results and negatively affect the value of our Common Stock following the consummation of the Merger.

The Merger completed through the Business Combination Agreement (the “Merger”) involved the combination of two companies that previously operated as independent companies. The success of the Merger will depend on, among other things, our ability to combine these businesses in a manner that facilitates growth opportunities and realizes expected cost savings.
The following issues, among others, must be addressed in integrating the operations of the two companies in order to realize the anticipated benefits of the Merger:
•combining the companies’ operations and corporate functions;
•combining the businesses of Centennial and Colgate and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;
•integrating personnel from the two companies;
•integrating and unifying our reserves and the development of our new proved undeveloped reserves;
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
•managing the movement of certain positions to the new headquarters in Midland, Texas; and
•effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.
It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.
An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our Common Stock following the consummation of the Merger. Moreover, if we are unable to realize the full strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we were able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
Colgate was not a U.S. public reporting company and the obligations associated with integrating it into a public company may require significant resources and management attention.
Prior to the consummation of the Merger, Colgate was a private company that was not subject to reporting requirements and did not have accounting personnel specifically employed to review internal controls over financial reporting. In connection with integrating its business and assets into our public company, the Colgate business will become subject to the rules and regulations established from time to time by the United States Securities and Exchange Commission and New York Stock Exchange. In addition, as a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. Colgate’s business will be required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Merger are consummated and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. Bringing Colgate’s business into compliance with these rules and regulations and integrating the Colgate assets into our current compliance and accounting system may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.

Item 5. Other Information
On November 3, 2022, the Board of Directors of the Company adopted the Permian Resources Corporation Third Amended and Restated Severance Plan (the “Amended Plan”). The Amended Plan amends and restates the Centennial Resource Development, Inc. Second Amended and Restated Severance Plan (the “Original Plan”) in its entirety. Capitalized terms used, but not specifically defined in this Item 5, have the meanings given to such terms in the Amended Plan.
Under the Amended Plan, if one of the Company’s named executive officers experiences a CIC Qualifying Termination during the CIC Protection Period, the named executive officer is entitled to cash severance in an amount equal to 275% (or, in the case of the Co-CEOs, 300%) of the executive officer’s Base Salary and CIC Bonus. The Amended Plan makes no changes to the healthcare continuation benefits, outplacement benefits or equity treatment benefits that the named executive officers are entitled to receive following a CIC Qualifying Termination during the CIC Protection Period, which benefits are each described in the Company’s 2021 Proxy Statement.
Under the Amended Plan, if one of the Company’s named executive officers is terminated due to death or Disability, then such named executive officer’s time-based equity awards will immediately vest in full, and such named executive officer’s performance-based equity awards will immediately vest, based on the level of performance achieved through the termination date. Further, if one of the Company’s named executive officers is terminated by the Company without Cause or resigns with Good Reason outside the CIC Protection Period, a prorated amount (based on the number of calendar months that have elapsed during the vesting period) of such named executive officer’s time-based equity awards will immediately vest and such named executive officer’s performance-based equity awards will remain outstanding and be eligible to vest in a prorated amount (based on the number of calendar months that have elapsed during the performance period) based on actual performance at the end of the performance period. Under these qualifying terminations, no cash severance will be provided to the terminated named executive officer, but the named executive officer will generally be entitled to healthcare continuation benefits and outplacement benefits.
The foregoing description of the Amended Plan is not complete and is qualified in its entirety by reference to the full text of the Amended Plan, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated into this Item 5 by reference.

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

3.1
Fourth Amended & Restated Certificate of Incorporation of Permian Resources Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on May 1, 2019).
10.1
Limited Consent and Waiver and First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.2
Voting and Support Agreement, dated as of May 19, 2022, by and among Centennial Resource Development, Inc., Riverstone VI Centennial QB Holdings, L.P., REL US Centennial Holdings, LLC, Riverstone Non-ECI USRPI AIV, L.P., Silver Run Sponsor, LLC and Colgate Energy Partners III, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022)

10.3
Registration Rights Agreement, dated as of September 1, 2022, by and between Permian Resources Corporation, Colgate Energy Partners III MidCo, LLC and such other parties as may be designated as holders thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

10.4
Sixth Amended and Restated Limited Liability Company of Centennial Resource Production, LLC (now known as Permian Resources Operating, LLC), dated as of September 1, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

10.5
Fifth Amended and Restated Non-Employee Director Compensation Program of Permian Resources Corporation (formerly known as Centennial Resource Development, Inc.), dated as of September 1, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

10.6*#	Permian Resources Corporation Third Amended and Restated Severance Plan.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GEORGE S. GLYPHIS
George S. Glyphis Executive Vice President and Chief Financial Officer

Date:	November 9, 2022