Form 10-Q
period 2023-03-31
Permian Resources Corp
filed 2023-05-09
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023, there were 559,878,410 shares of total common stock outstanding, including 314,287,335 shares of Class A Common Stock, par value $0.0001 per share, and 245,591,075 shares of Class C Common Stock, par value $0.0001 per share.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under Item 1A. Risk Factors in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”).
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
•our ability to realize the anticipated benefits and synergies from the Merger and effectively integrate the assets of the Company and Colgate (as such capitalized terms are defined in Note 1—Basis of Presentation and Summary of Significant Accounting Policies);
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
•credit markets;
•our ability to make dividends, distributions and share repurchases;

•uncertainty regarding our future operating results; and
•our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, risks relating to the Merger, environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in “Item 1A. Risk Factors” in this Quarterly Report and our 2022 Annual Report.
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
Should one or more of the risks or uncertainties described in this Quarterly Report or our 2022 Annual Report occur, or underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$25,593	$59,545
Accounts receivable, net	301,581	282,846
Derivative instruments	108,293	100,797
Prepaid and other current assets	8,528	20,602
Total current assets	443,995	463,790
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,433,639	1,424,744
Proved properties	9,283,311	8,869,174
Accumulated depreciation, depletion and amortization	(2,600,676)	(2,419,692)
Total oil and natural gas properties, net	8,116,274	7,874,226
Other property and equipment, net	16,294	15,173
Total property and equipment, net	8,132,568	7,889,399
Noncurrent assets
Operating lease right-of-use assets	70,289	64,792
Other noncurrent assets	76,306	74,611
TOTAL ASSETS	$8,723,158	$8,492,592
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$619,828	$562,156
Operating lease liabilities	34,959	29,759
Derivative instruments	344	1,998
Other current liabilities	26,867	11,656
Total current liabilities	681,998	605,569
Noncurrent liabilities
Long-term debt, net	2,042,916	2,140,798
Asset retirement obligations	46,613	40,947
Deferred income taxes	50,414	4,430
Operating lease liabilities	41,570	41,341
Other noncurrent liabilities	50,961	3,211
Total liabilities	2,914,472	2,836,296
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 321,723,961 shares issued and 313,958,894 shares outstanding at March 31, 2023 and 298,640,260 shares issued and 288,532,257 shares outstanding at December 31, 2022	32	30
Class C: 245,644,075 shares issued and outstanding at March 31, 2023 and 269,300,000 shares issued and outstanding at December 31, 2022	25	27
Additional paid-in capital	2,891,528	2,698,465
Retained earnings (accumulated deficit)	323,677	237,226
Total shareholders' equity	3,215,262	2,935,748
Noncontrolling interest	2,593,424	2,720,548
Total equity	5,808,686	5,656,296
TOTAL LIABILITIES AND EQUITY	$8,723,158	$8,492,592

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating revenues
Oil and gas sales	$616,268	$347,277
Operating expenses
Lease operating expenses	74,532	28,734
Severance and ad valorem taxes	48,509	25,051
Gathering, processing and transportation expenses	15,482	21,891
Depreciation, depletion and amortization	188,219	71,009
General and administrative expenses	35,474	30,603
Merger and integration expense	13,299	—
Impairment and abandonment expense	245	2,627
Exploration and other expenses	4,374	2,307
Total operating expenses	380,134	182,222
Net gain (loss) on sale of long-lived assets	66	82
Income (loss) from operations	236,200	165,137

Other income (expense)
Interest expense	(36,777)	(13,154)
Net gain (loss) on derivative instruments	54,512	(129,523)
Other income (expense)	120	118
Total other income (expense)	17,855	(142,559)

Income (loss) before income taxes	254,055	22,578
Income tax (expense) benefit	(34,254)	(6,776)
Net income (loss)	219,801	15,802
Less: Net (income) loss attributable to noncontrolling interest	(117,681)	—
Net income (loss) attributable to Class A Common Stock	$102,120	$15,802

Income (loss) per share of Class A Common Stock:
Basic	$0.35	$0.06
Diluted	$0.31	$0.05
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$219,801	$15,802
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	188,219	71,009
Stock-based compensation expense - equity awards	17,871	5,545
Stock-based compensation expense - liability awards	—	13,720
Impairment and abandonment expense	245	2,627
Deferred tax expense (benefit)	33,454	6,776
Net (gain) loss on sale of long-lived assets	(66)	(82)
Non-cash portion of derivative (gain) loss	(14,777)	86,645
Amortization of debt issuance costs and debt discount	2,796	1,492
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,503)	(53,824)
(Increase) decrease in prepaid and other assets	(1,016)	(415)
Increase (decrease) in accounts payable and other liabilities	(6,811)	10,825
Net cash provided by operating activities	438,213	160,120
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(100,755)	(1,928)
Drilling and development capital expenditures	(315,285)	(81,156)
Purchases of other property and equipment	(1,204)	(1,052)
Contingent considerations received related to divestiture	60,000	—
Proceeds from sales of oil and natural gas properties	65,116	48
Net cash used in investing activities	(292,128)	(84,088)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	160,000	135,000
Repayment of borrowings under revolving credit facility	(260,000)	(160,000)
Debt issuance costs	—	(8,530)
Proceeds from exercise of stock options	231	1
Share repurchase	(29,418)	—
Dividends paid	(15,192)	—
Distributions paid to noncontrolling interest owners	(13,324)	—
Class A Common Stock repurchased from employees for taxes due upon share vestings	(32,160)	(1,259)
Net cash provided by (used in) financing activities	(189,863)	(34,788)
Net increase (decrease) in cash, cash equivalents and restricted cash	(43,778)	41,244
Cash, cash equivalents and restricted cash, beginning of period	69,932	9,935
Cash, cash equivalents and restricted cash, end of period	$26,154	$51,179
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information
Cash paid for interest	$48,521	$8,903
Cash paid for income taxes	800	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	215,709	63,483
Deferred tax liability assumed in asset acquisition	24,801	—
Asset retirement obligations incurred, including revisions to estimates	601	145
Dividends payable	1,535	—
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$25,593	$50,624
Restricted cash(1)	561	555
Total cash, cash equivalents and restricted cash	$26,154	$51,179

(1)    Included in Prepaid and other current assets as of March 31, 2023 and March 31, 2022 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	359	—	—	—	—	—	—	—	—
Restricted stock forfeited	(298)	—	—	—	—	—	—	—	—
Stock purchased from employees for taxes due upon share vesting	(3,384)	—	—	—	(32,160)	—	(32,160)	—	(32,160)
Stock option exercises	39	—	—	—	231	—	231	—	231
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	5,406	—	—	—	—	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	17,871	—	17,871	—	17,871
Dividends	—	—	—	—	—	(15,669)	(15,669)	—	(15,669)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,950)	(13,950)
Share repurchase	—	—	(2,750)	—	—	—	—	(29,418)	(29,418)
Conversion of common shares from Class C to Class A, net of tax	20,906	2	(20,906)	(2)	217,280	—	217,280	(214,864)	2,416
Equity impact from transactions effecting Common Units, net of tax benefit of $3.0 million	—	—	—	—	(10,400)	—	(10,400)	13,427	3,027
Net income (loss)	—	—	—	—	—	102,120	102,120	117,681	219,801
Balance at March 31, 2023	321,724	$32	245,644	$25	$2,891,528	$323,677	$3,215,262	$2,593,424	$5,808,686

Balance at December 31, 2021	294,261	$29	—	$—	$3,013,017	$(262,326)	$2,750,720	$—	$2,750,720
Restricted stock issued	20	—	—	—	—	—	—	—	—
Restricted stock forfeited	(52)	—	—	—	—	—	—	—	—
Stock purchased from employees for taxes due upon share vesting	(150)	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Stock option exercises	3	—	—	—	1	—	1	—	1
Issuance of Common Stock under Employee Stock Purchase Plan	53	—	—	—	268	—	268	—	268
Stock-based compensation - equity awards	—	—	—	—	5,545	—	5,545	—	5,545
Net income (loss)	—	—	—	—	—	15,802	15,802	—	15,802
Balance at March 31, 2022	294,135	$29	—	$—	$3,017,572	$(246,524)	$2,771,077	$—	$2,771,077

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 (the “2022 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2022 Annual Report.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment. During the three months ended March 31, 2023, the Company entered into additional wellhead equipment lease agreements for assets placed into service and recorded a lease right-of-use asset and related liability based on the present value of future lease payments over the equipment lease term. As of March 31, 2023, we have recorded $11.0 million of current operating lease liability and $10.4 million of noncurrent operating lease liability related to these wellhead equipment agreements. There have been no other significant changes in operating leases during the three months ended March 31, 2023. Refer to Note 16—Leases footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2022 Annual Report.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of OpCo, as well as any stand-alone income or loss generated by the Company. As of the date of the Merger, OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OpCo is not

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 2—Acquisitions and Divestitures
Colgate Merger
On September 1, 2022, the Company completed its merger (the “Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Colgate was an independent oil and gas exploration and development company with properties located in the Delaware Basin. Refer to Note 2—Business Combination footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2022 Annual Report for additional details regarding the Merger.
Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Merger closing date. There were no adjustments to the purchase price allocation during the three months ended March 31, 2023.
Supplemental Unaudited Pro Forma Financial Information
The results of Colgate’s operations have been included in the Company’s consolidated financial statements since September 1, 2022, the effective date of the Merger. The following supplemental unaudited pro forma financial information (“pro forma information”) for the three months ended March 31, 2022 has been prepared from the respective historical consolidated financial statements of the Company and Colgate and has been adjusted to reflect the Merger as if it had occurred on January 1, 2022. The pro forma information reflects transaction accounting adjustments that the Company believes are factually supportable and that are expected to have a continuing impact on the results of operations, with the exception of certain nonrecurring items incurred in connection with the Merger. The pro forma information does not include any cost savings or other synergies that may result from the Merger or any estimated costs that will be incurred by the Company to integrate the Colgate assets.
The pro forma information is not necessarily indicative of the results that might have occurred had the Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

Three Months Ended March 31, 2022
Total Revenue	$690,154
Net Income (loss)	(75,411)

Earnings (loss) per share:
Basic	$(0.26)
Diluted	(0.26)
2023 Acquisition
On February 16, 2023, the Company completed the acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of the Company’s existing core acreage blocks in Lea County, New Mexico.
The acquisition was recorded as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Total consideration paid was $107.3 million after settlement statement adjustments, of which $61.8 million was allocated to unproved properties and $60.5 million to proved properties on a relative fair value basis, $9.8 million to net working capital (including $11.3 million in cash acquired), less a deferred tax liability assumed of

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$24.8 million. As of March 31, 2023, the Company incurred $1.6 million in direct transaction costs related to this purchase that have been capitalized as acquisition costs.
2023 Divestiture
On March 13, 2023, the Company completed the sale of its saltwater disposal wells and associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity, which will require repayment if certain performance obligations through September 2026 are not met. This portion of the sale consideration that is tied to future performance has been recorded as a liability within the Company’s consolidated balance sheet. There was no gain or loss recognized as a result of this divestiture.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued oil and gas sales receivable, net	$204,897	$206,266
Joint interest billings, net	79,099	58,375
Accrued derivative settlements receivable	15,018	16,999
Other	2,567	1,206
Accounts receivable, net	$301,581	$282,846
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accounts payable	$136,189	$51,443
Accrued capital expenditures	123,633	133,854
Revenues payable	266,226	250,120
Accrued employee compensation and benefits	14,058	33,897
Accrued interest	33,087	45,627
Accrued derivative settlements payable	—	2,342
Accrued expenses and other	46,635	44,873
Accounts payable and accrued expenses	$619,828	$562,156

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Credit Facility due 2027	$285,000	$385,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	300,000
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
Unamortized debt issuance costs on Senior Notes	(10,404)	(10,994)
Unamortized debt discount	(47,479)	(49,007)
Senior Notes, net	1,757,916	1,755,798

Total long-term debt, net	$2,042,916	$2,140,798
Credit Agreement
On February 18, 2022, OpCo, the Company’s consolidated subsidiary, entered into an amended and restated five-year secured credit facility (the “Credit Agreement”) with a syndicate of banks, which replaced its previous credit facility that was set to mature in May 2023. The restated Credit Agreement extended its maturity date to February 2027.
On July 15, 2022, OpCo and the Company entered into the first amendment to its Credit Agreement (the “Amendment”). The Amendment increased the elected commitments under the Credit Agreement to $1.5 billion from $750 million, increased the borrowing base to $2.5 billion from $1.15 billion, and became effective as of the September 1, 2022 Merger closing date. On April 24, 2023, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), which, among other things, reaffirmed the borrowing base and elected commitments. Refer to Note 14—Subsequent Events for additional details regarding the Third Amendment.
As of March 31, 2023, the Company had $285 million borrowings outstanding and $1.2 billion in available borrowing capacity, net of $5.8 million in letters of credit outstanding, under its credit facility.
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
(Unaudited)

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2023.
Convertible Senior Notes
On March 19, 2021, OpCo issued $150.0 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, OpCo issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional Convertible Senior Notes. These issuances resulted in aggregate net proceeds to OpCo of $163.6 million, after deducting debt issuance costs of $6.4 million. Interest is payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries.
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events, (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021, or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of March 31, 2023, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the second quarter of 2023.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of March 31, 2023, the conversion rate was adjusted to 160.6716 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of the cash dividend and distribution paid on March 15, 2023. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of March 31, 2023, the net liability related to the Convertible Senior Notes was $165.2 million.
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
Senior Unsecured Notes
On September 1, 2022, in connection with the Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes,”). The Company recorded the acquired senior notes at their fair values as of the Merger closing date, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Interest on the 2026 7.75% Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1.
On March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to OpCo of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 Senior Notes semi-annually in arrears each April 1 and October 1.
On November 30, 2017, OpCo issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes” and collectively with the 2027 Senior Notes, the 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to OpCo of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15.
In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of March 31, 2023, the remaining aggregate principal amount of 2027 Senior Notes and 2026 5.375% Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
At any time prior to January 15, 2021 (for the 2026 5.375% Senior Notes), April 1, 2022 (for the 2027 Senior Notes), February 15, 2024 (for the 2026 7.75% Senior Notes), and July 1, 2024 (for the 2029 Senior Notes) (the “Optional Redemption Dates,”) OpCo may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 5.375% Senior Notes), 106.875% (for the 2027 Senior Notes), 107.750% (for the 2026 7.75% Senior Notes), and 105.875% (for the 2029 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of March 31, 2023.
Upon an Event of Default (as defined in the indentures governing the Senior Unsecured Notes), the trustee or the holders of at least 25% (or in the case of the 2026 7.75% Senior Notes and the 2029 Senior Notes, 30%) of the aggregate principal amount of then outstanding Senior Unsecured Notes may declare the Senior Unsecured Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to OpCo, any restricted subsidiary of OpCo that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Unsecured Notes to become due and payable.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2023:

(in thousands)
Asset retirement obligations, beginning of period	$40,947
Liabilities incurred	601
Liabilities acquired	5,260
Liabilities divested and settled	(878)
Accretion expense	683
Revisions to estimated cash flows	—
Asset retirement obligations, end of period	$46,613
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Equity Awards
Restricted stock	$10,673	$3,439
Stock option awards	1	31
Performance stock units	7,197	2,003
Other stock-based compensation expense(1)	—	72
Total stock-based compensation - equity awards	17,871	5,545
Liability Awards
Performance stock units	—	13,720
Total stock-based compensation expense	$17,871	$19,265

(1)     Includes expenses related to the Company’s Employee Stock Purchase Plan (the “ESPP”). In May 2019, an aggregate of 2,000,000 shares were authorized by stockholders for issuance under the ESPP, which became effective on July 1, 2019. As of January 1, 2023, the Company no longer offers the ESPP.
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
In connection with the Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Merger. As a result, affected employees of the Company will receive an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which will change the terms of the vesting conditions and will be treated as modifications in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). During the three months ended March 31, 2023, nine employees were terminated and received accelerated vesting of their unvested stock awards. These modifications resulted in an increase to total stock-based compensation expense for the three months ended March 31, 2023 of $6.3 million as a result of the change in the fair value of the modified awards. The restricted stock shares that were accelerated are included within the vested line items in the below table.
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2023:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2022	8,182,705	$6.03
Granted	359,322	8.73
Vested	(928,649)	8.91
Forfeited	(293,863)	7.58
Unvested balance as of March 31, 2023	7,319,515	6.22
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the three months ended March 31, 2023 and 2022 was $8.3 million and $2.0 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2023 was $34.8 million, which the Company expects to recognize over a weighted average period of 2.5 years.

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
The following table provides information about stock option awards outstanding during the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,056,467	$15.44
Granted	—	—
Exercised	(39,333)	5.88		$168
Forfeited	—	—
Expired	(502,000)	15.17
Outstanding as of March 31, 2023	1,515,134	15.77	3.9	$497
Exercisable as of March 31, 2023	1,501,132	15.92	3.9	$353
The total fair value of stock options that vested was minimal during the three months ended March 31, 2023 and $0.2 million for the three months ended March 31, 2022. The intrinsic value of the stock options exercised was minimal for the three months ended March 31, 2023 and March 31, 2022. As of March 31, 2023, there was no unrecognized compensation cost related to unvested stock options.
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
The following table summarizes the key assumptions and related information used to determine the fair value of performance stock units granted during the three months ended March 31, 2023:

2023 Awards
Number of PSUs granted	237,097
Weighted average fair value	$16.68
Number of simulations	10,000,000
Expected implied stock volatility	59.2%
Risk-free interest rate	4.1%
As of March 31, 2023, there was 7.9 million shares of unvested PSU awards and $68.3 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.4 years.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liability Awards
The Company granted 5.5 million PSUs during third quarter of 2020 to certain executive officers that were settleable in cash and subject to market-based vesting criteria as well as a three-year service condition. As the PSUs were settleable in cash they were classified as liability awards in accordance with ASC 718 with the compensation cost for these liability awards being recorded based on their fair value as of each balance sheet date.
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
The remaining 0.8 million PSUs were accelerated vested and settled in a $9.4 million cash payment during the third quarter of 2022. There are no liability classified performance stock units outstanding as of March 31, 2023.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of March 31, 2023:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2023 - June 2023	1,592,500	17,500	$87.64
	July 2023 - September 2023	1,472,000	16,000	86.36
	October 2023 - December 2023	1,472,000	16,000	84.11
	January 2024 - March 2024	1,092,000	12,000	78.46
	April 2024 - June 2024	1,092,000	12,000	77.30
	July 2024 - September 2024	1,104,000	12,000	76.21
	October 2024 - December 2024	1,104,000	12,000	75.27

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2023 - June 2023	819,000	9,000	$75.56	-	$91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	April 2023 - June 2023	739,499	8,126	$0.55
	July 2023 - September 2023	749,000	8,141	0.52
	October 2023 - December 2023	749,002	8,141	0.52
	January 2024 - March 2024	637,000	7,000	0.43
	April 2024 - June 2024	637,000	7,000	0.43
	July 2024 - September 2024	644,000	7,000	0.43
	October 2024 - December 2024	644,000	7,000	0.43

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	April 2023 - June 2023	1,365,000	15,000	$1.25
	July 2023 - September 2023	1,380,000	15,000	1.23
	October 2023 - December 2023	1,380,000	15,000	1.22
	January 2024 - March 2024	637,000	7,000	0.75
	April 2024 - June 2024	637,000	7,000	0.74
	July 2024 - September 2024	644,000	7,000	0.73
	October 2024 - December 2024	644,000	7,000	0.72

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2023 - June 2023	1,572,752	17,283	$4.70
	July 2023 - September 2023	1,486,925	16,162	4.70
	October 2023 - December 2023	1,413,628	15,366	4.90
	January 2024 - March 2024	464,919	5,109	5.01
	April 2024 - June 2024	446,321	4,905	3.93
	July 2024 - September 2024	429,388	4,667	4.01
	October 2024 - December 2024	413,899	4,499	4.32

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2023 - June 2023	6,142,500	67,500	$(1.30)
	July 2023 - September 2023	6,210,000	67,500	(1.30)
	October 2023 - December 2023	6,210,000	67,500	(1.30)
	January 2024 - March 2024	1,820,000	20,000	(0.59)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	April 2023 - June 2023	6,389,748	70,217	$3.64	-	$7.62
	July 2023 - September 2023	6,563,075	71,338	3.64	-	7.52
	October 2023 - December 2023	6,636,372	72,134	3.66	-	8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net gain (loss) on derivative instruments	$54,512	$(129,523)

PERMIAN RESOURCES CORPORATION
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$116,409	$(8,116)	$108,293
	Other noncurrent assets	23,581	(2,287)	21,294
Derivative Liabilities
Commodity contracts	Derivative instruments	8,460	(8,116)	344
	Other noncurrent liabilities	2,287	(2,287)	—

		December 31, 2022
Derivative Assets
Commodity contracts	Derivative instruments	$125,120	$(24,323)	$100,797
	Other noncurrent assets	22,016	$(3,691)	18,325
Derivative Liabilities
Commodity contracts	Derivative instruments	$26,321	$(24,323)	$1,998
	Other noncurrent liabilities	6,349	(3,691)	2,658

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
(Unaudited)

•Level 3:  Significant Unobservable Inputs – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2023
Total assets	$—	$129,587	$—
Total liabilities	—	344	—
December 31, 2022
Total assets	$—	$119,122	$—
Total liabilities	—	4,656	—
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	March 31, 2023			December 31, 2022
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair value
Credit Facility due 2027(1)	$285,000	$285,000	$285,000	$385,000	$385,000	$385,000
5.375% Senior Notes due 2026(2)	286,732	289,448	274,858	286,512	289,448	264,366
7.75% Senior Notes due 2026(2)	300,000	300,000	298,120	300,000	300,000	291,338
6.875% Senior Notes due 2027(2)	351,872	356,351	343,618	351,632	356,351	337,126
3.25% Convertible Senior Notes due 2028(2)	165,240	170,000	308,476	165,025	170,000	285,858
5.875% Senior Notes due 2029(2)	654,072	700,000	645,292	652,629	700,000	601,125

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
Note 9—Shareholders' Equity and Noncontrolling Interest
Stock Conversion
During the three months ended March 31, 2023, certain legacy owners of Colgate exchanged 20,906,000 of their units of OpCo (“Common Units”) and corresponding shares of Class C Common Stock for Class A Common Stock. A tax benefit of $2.4 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with the conversions.
Dividends
In March 2023, the Company declared a cash dividend of $0.05 per share of Class A Common Stock and a cash distribution of $0.05 per Common Unit (each of which has an underlying share of Class C Common Stock). The dividend and distribution, which totaled $28.1 million, was paid on March 15, 2023.
Stock Repurchase Program
In February 2022, the Company’s Board of Directors authorized a stock repurchase program to acquire up to $350 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which was approved to run through April 1, 2024. In connection with the Merger, the Repurchase Program was increased to $500 million and was extended through December 31, 2024. The Repurchase Program can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt and other agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time.
During the three months ended March 31, 2023, the Company paid $29.4 million to repurchase 2.8 million Common Units resulting in an equal number of the underlying Class C Common Stock simultaneously being canceled.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Merger. At the date of the Merger, the noncontrolling interest represented approximately 48% of the ownership in OpCo. The noncontrolling interest

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and Class A Common Stock activities.
As of March 31, 2023, the noncontrolling interest ownership of OpCo decreased to 43.9% from 48% as of December 31, 2022. The decrease was mainly the result of the exchange of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock and the Class C Common Stock repurchase discussed above.
The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the period.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A Common stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, outstanding stock options, withholding amounts from the employee stock purchase plan (prior to its discontinuation in January 2023), all using the treasury stock method, (ii) equity-based restricted stock and performance stock units that were vested but not outstanding, using the treasury stock method, and (iii) the Company’s Class C Common Stock and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net income (loss) attributable to Class A Common Stock	$102,120	$15,802
Add: Interest on Convertible Senior Notes, net of tax	1,375	1,293
Adjusted net income (loss) attributable to Class A Common Stock	$103,495	$17,095

Basic weighted average shares of Class A Common Stock outstanding	295,913	284,851
Add: Dilutive effects of Convertible Senior Notes	27,314	27,074
Add: Dilutive effects of equity awards and ESPP shares	12,621	7,755
Diluted weighted average shares of Class A Common Stock outstanding	335,848	319,680

Basic net earnings (loss) per share of Class A Common Stock	$0.35	$0.06
Diluted net earnings (loss) per share of Class A Common Stock	$0.31	$0.05
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2023	2022
Out-of-the-money stock options	1,914	2,097
Weighted average shares of Class C Common Stock	263,369	—
Performance stock units	—	449

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Transactions with Related Parties
    Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”), and Pearl Energy Investments (“Pearl”) and related affiliates of each entity each beneficially owed more than 10% equity interest in the Company as of March 31, 2023. Certain members of OpCo’s management owned profit interests at CEP III Holdings, LLC and its affiliates (“Colgate Holdings”) until December 2022. Due to Riverstone, NGP, and Pearl’s beneficial ownership and NGP, Pearl and OpCo’s management’s previously held interest in Colgate Holdings, these entities are considered related parties to the Company.
The Company has the following agreements in place that represent related party transactions. The Company believes that the terms of these arrangements are no less favorable to either party than those held with unaffiliated parties.
(i) A marketing agreement with Lucid Energy Delaware, LLC (“Lucid”), who was an affiliate of Riverstone until the sale of Riverstone’s investment in Lucid in July 2022. As a result of such sale, there no longer remains a related party relationship with Lucid as of the third quarter of 2022.
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
The following table summarizes the costs incurred and revenues recognized from such arrangements during the periods they were considered related parties, as discussed above, as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables and payables outstanding as of the balance sheet dates:

	Three Months Ended March 31,
(in thousands)	2023	2022
Lucid
Oil and gas sales	$—	$9,483
Gathering, processing and transportation expenses	—	2,519
Streamline
Lease operating expenses	596	—

(in thousands)	March 31, 2023	December 31, 2022
Accounts receivable, net
Maple	—	128
Accounts payable and accrued expenses
Maple	—	2,790
LM Energy Partners	—	2,283
During the three months ended March 31, 2023, the Company repurchased 2.8 million shares of Class C Common Stock from NGP for $29.4 million under the Repurchase Program. The shares that were repurchased from NGP were subsequently canceled by the Company.
Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There have been no material, non-routine changes in commitments during the three months ended March 31, 2023. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2022 Annual Report.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2023	2022
Operating revenues (in thousands):
Oil sales	$524,386	$262,767
Natural gas sales(1)	32,122	39,018
NGL sales(2)	59,760	45,492
Oil and gas sales	$616,268	$347,277
(1)    Natural gas sales include a portion of gathering, processing and transportation expenses (“GP&T”), that are reflected as a reduction to natural gas sales of $11.3 million for the three months ended March 31, 2023 and none for the three months ended March 31, 2022.
(2)    NGL sales include a portion of GP&T, that are reflected as a reduction to NGL sales of $16.1 million for the three months ended March 31, 2023 and none for the three months ended March 31, 2022.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the agreed upon delivery point at which the purchaser takes title of the product. The midstream processing entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company elects to take its residue gas or NGL product “in-kind” at the plant tailgate, fees incurred prior to transfer of control are presented as GP&T within the consolidated statements of operations. Where the Company does not take its residue gas or NGL products “in-kind”, transfer of control occurs at the inlet of the gas gathering systems, or prior, and fees incurred subsequent to this point are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above. During the three months ended March 31, 2023, the majority of the Company’s contracts with customers have elections to not take its products “in-kind” resulting in more fees being shown as a net reduction to revenues as discussed above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, such receivable balances were $204.9 million and $206.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 14—Subsequent Events
Amended Credit Agreement
On April 24, 2023, the Company entered into the Third Amendment to the Third Amended and Restated Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, (i) reaffirmed the borrowing base at $2.5 billion and maintained the elected commitments at $1.5 billion, (ii) expanded the exceptions to the negative covenants to permit the incurrence of additional indebtedness on a pari passu basis with the facilities in the Credit Agreement, subject to certain conditions; and (iii) made technical changes to permit OpCo to potentially incur term loans in addition to the revolving loans provided under the Credit Agreement, subject to terms to be agreed with the lenders making such term loans and to the terms of the Third Amendment and the Credit Agreement.
Dividends Declared
On May 8, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo. Additionally, the Company’s Board of Directors declared an initial variable cash dividend of $0.05 per share of Class A Common Stock and a quarterly variable cash distribution of $0.05 per Common Unit of OpCo. The base and variable dividend represent a total return of $0.10 per share. The dividends are payable on May 24, 2023 to shareholders of record as of May 16, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the implementation and actual result of the Merger (defined below) and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our 2022 Annual Report all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of high-return oil and natural gas properties. Our assets are located in the core of the Delaware Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Permian Resources,” “we,” “us,” or “our” are to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”).
On September 1, 2022, we completed the merger (the “Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Colgate’s results of operations were included in the Company’s financial statements and results of operations beginning on September 1, 2022.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders depends substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
Growth of global oil supply has been limited by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) and reduced drilling and completion activity from U.S. producers. Russia’s invasion of Ukraine in early 2022 and subsequent global sanctions placed on Russia in response have created downward pressures on the supply of oil and natural gas. Meanwhile, demand for oil and gas has risen steadily post-pandemic and has been positively impacted by a global-wide transition away from coal to natural gas. The aforementioned factors, among others, led to heightened commodity prices during certain time periods of 2022, particularly during the beginning of Russia’s invasion of Ukraine. Specifically, NYMEX WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022 and the NYMEX Henry Hub index price for natural gas reached a high of $9.85 per MMBtu on August 23, 2022. Oil and natural gas prices have fallen since their peak in mid-2022 due to global recession concerns, a high interest rate environment and further geopolitical disruptions. The U.S. domestic environment and geopolitical events such as those discussed above, may cause such prices to fluctuate significantly in the future.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average NYMEX price trends for crude oil and natural gas since the first quarter of 2021:

	2021				2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$57.84	$66.06	$70.56	$77.09	$94.40	$108.34	$91.56	$82.64	$76.13
Natural gas (per MMBtu)	$3.44	$2.88	$4.28	$4.74	$4.60	$7.39	$7.96	$5.55	$2.67
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
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing during 2022 and 2023. These inflationary pressures may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2023 Highlights and Future Considerations
2023 Acquisition
On February 16, 2023, we completed an acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of our existing core acreage blocks in Lea County, New Mexico.
2023 Divestiture
On March 13, 2023, we completed the sale of our saltwater disposal wells and associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of our water assets, while the remaining $60 million consisted of contingent consideration that is tied to our future drilling, completion and water connection activity. The proceeds from the divestiture were used to fund the bolt-on acquisition discussed above and pay down additional borrowings under our credit facility.
Shareholder Returns
In March 2023, we declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per common unit of OpCo (“Common Units”, each of which has an underlying share of Class C Common Stock). The dividend and distribution, which totaled $28.1 million, were paid on March 15, 2023.
During the three months ended March 31, 2023, we paid $29.4 million to repurchase 2.8 million Common Units resulting in an equal number of the underlying Class C Common Stock simultaneously being canceled.

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	$	%
Net revenues (in thousands):
Oil sales	$524,386	$262,767	$261,619	100%
Natural gas sales(1)	32,122	39,018	(6,896)	(18)%
NGL sales(2)	59,760	45,492	14,268	31%
Oil and gas sales	$616,268	$347,277	$268,991	77%

Average sales prices:
Oil (per Bbl)	$74.38	$89.17	$(14.79)	(17)%
Effect of derivative settlements on average price (per Bbl)	3.65	(12.82)	16.47	128%
Oil including the effects of hedging (per Bbl)	$78.03	$76.35	$1.68	2%

Average NYMEX price for oil (per Bbl)	$76.13	$94.40	$(18.27)	(19)%
Oil differential from NYMEX	(1.75)	(5.23)	3.48	67%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$1.81	$3.93	$(2.12)	(54)%

Effect of derivative settlements on average price (per Mcf)	0.58	(0.51)	1.09	214%
Natural gas including the effects of hedging (per Mcf)	$2.39	$3.42	$(1.03)	(30)%

Average NYMEX price for natural gas (per MMBtu)	$2.67	$4.60	$(1.93)	(42)%
Natural gas differential from NYMEX	(0.86)	(0.67)	(0.19)	(28)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$27.12	$49.37	$(22.25)	(45)%

Net production:
Oil (MBbls)	7,050	2,947	4,103	139%
Natural gas (MMcf)	23,974	9,925	14,049	142%
NGL (MBbls)	2,798	921	1,877	204%
Total (MBoe)(3)	13,844	5,522	8,322	151%

Average daily net production:
Oil (Bbls/d)	78,332	32,741	45,591	139%
Natural gas (Mcf/d)	266,374	110,280	156,094	142%
NGL (Bbls/d)	31,094	10,238	20,856	204%
Total (Boe/d)(3)	153,822	61,359	92,463	151%

(1)    Natural gas sales include a portion of gathering, processing and transportation expenses (“GP&T”) that are reflected as a reduction to natural gas sales of $11.3 million for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022. Natural gas average sales price excludes $0.47 per Mcf of these GP&T charges for the three months ended March 31, 2023.
(2)    NGL sales include a portion of GP&T that is reflected as a reduction to NGL sales of $16.1 million for the three months ended March 31, 2023 and zero for the three months ended March 31, 2022. NGL average sales prices excludes $5.77 per Bbl of these GP&T charges for the three months ended March 31, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2023 were $269.0 million (or 77%) higher than total net revenues for the three months ended March 31, 2022. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 139%, 142% and 204%, respectively, between periods. The increase in oil production resulted from placing 113 wells on production since the first quarter of 2022, which added 3,346 MBbls of net oil production to the three months ended March 31, 2023, as compared to 49 wells brought online since the first quarter of 2021 that added 1,348 MBbls of net oil production to the three months ended March 31, 2022. Oil production also benefited from wells acquired in the Merger with Colgate, which added 1,812 MBbls of net oil production to the three months ended March 31, 2023. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 142% and 204%, respective, increases in gas and NGL volumes between periods.
These increases were partially offset by decreases in the average realized sales prices for oil, natural gas and NGLs, which decreased 17%, 54% and 45%, respectively, in the first quarter of 2023 compared to the same 2022 period. The 17% decrease in the average realized oil price was mainly the result of 19% lower NYMEX crude prices between periods, slightly offset by improved oil differentials. The average realized sales price of natural gas decreased 54% due to 42% lower average NYMEX gas prices between periods, as well as wider gas differentials. The 45% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the first quarter of 2023 as compared to the first quarter of 2022. The market prices for oil and natural gas have been impacted by global supply and demand constraints for oil and gas throughout 2022 and 2023 as discussed in the market conditions section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2023	2022	Change	%
Operating costs (in thousands):
Lease operating expenses	$74,532	$28,734	$45,798	159%
Severance and ad valorem taxes	48,509	25,051	23,458	94%
Gathering, processing and transportation expenses	15,482	21,891	(6,409)	(29)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.38	$5.20	$0.18	3%
Severance and ad valorem taxes (% of revenue)	7.9%	7.2%	0.7%	10%
Gathering, processing and transportation expenses (per Boe)	$1.12	$3.96	$(2.84)	(72)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2023 increased $45.8 million compared to the three months ended March 31, 2022. Higher LOE for the first quarter of 2023 was primarily related to (i) additional costs associated with the 309 gross operated horizontal wells acquired in the Merger on September 1, 2022; (ii) higher fixed and semi-variable costs, such as monthly equipment rentals, water disposal, repair work, labor, and wellhead chemical costs that all stemmed from the production increase between periods; and (iii) higher regulatory and preventative costs between periods.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2023 increased $23.5 million compared to the three months ended March 31, 2022. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first quarter of 2023 increased $18.0 million compared to the same 2022 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased $5.5 million due to higher tax assessment rates on our oil and gas reserve values, as well as the increase in our proved developed properties acquired in the Merger.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.9% for the three months ended March 31, 2023 as compared to 7.2% for the same prior year quarter. This increase in rate was the result of higher ad valorem taxes as discussed above, as well as net revenues being driven lower by a large portion of our GP&T costs being deducted from gas and NGL revenues during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease in net revenues resulted in severance and ad valorem taxes as a percentage of total net revenues to increase period over period. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.

Gathering, Processing and Transportation Expenses. GP&T for the three months ended March 31, 2023 decreased $6.4 million as compared to the three months ended March 31, 2022. Additionally, GP&T decreased on a per Boe basis from $3.96 for the first quarter of 2022 to $1.12 for the first quarter of 2023. This decrease is due to the majority of our GP&T costs being recognized as a reduction to our gas and NGL revenues in the first quarter of 2023, while 100% of our GP&T costs were recognized as GP&T expense in the prior year period. This change in GP&T costs classification is required under ASC Topic 606, Revenue from contracts with Customers, due to the majority of gas processing contracts acquired in the Merger, as well as one of our existing processing contracts amended in November 2022, transferring control of our raw gas at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2023	2022
Depreciation, depletion and amortization	$188,219	$71,009
Depreciation, depletion and amortization per Boe	$13.60	$12.86
For the three months ended March 31, 2023, DD&A expense amounted to $188.2 million, an increase of $117.2 million over the same 2022 period. The primary factor contributing to higher DD&A expense in 2023 was the increase in our overall production volumes between periods, which increased DD&A expense by $107.0 million, while our overall higher DD&A rate increased DD&A expense by $10.2 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per Boe was $13.60 for the first quarter of 2023 as compared to $12.86 for the same period in 2022.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash general and administrative expenses	$18,767	$11,769
Stock-based compensation - equity awards	16,707	5,114
Stock-based compensation - liability awards	—	13,720
General and administrative expenses	$35,474	$30,603
G&A expenses for the three months ended March 31, 2023 were $35.5 million compared to $30.6 million for the three months ended March 31, 2022. Higher G&A in the first quarter of 2023 was mainly the result of a $7.0 million increase in cash G&A between periods. This increase in cash G&A was related to (i) $4.0 million in higher employee related expenses associated with our increased G&A headcount, which went from 103 as of March 31, 2022 to 168 as of March 31, 2023, due to personnel that were either newly hired or added from the Merger that closed in September 2022; (ii) $1.5 million in higher professional and legal fees between periods; and (iii) $1.4 million in higher rent expense between periods associated with an a greater quantity of leased office space following the Merger. These increases in cash G&A were partially offset by a decrease of $2.1 million in total stock based compensation between periods. Stock based compensation for liability awards decreased period over period by $13.7 million, as we no longer classify any awards as liability awards. This decrease was largely offset by an increase in stock-based compensation between quarters due to accelerated vestings of equity awards for employees terminated associated with the Merger. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards.
Merger and integration expense. Merger and integration expense for the three months ended March 31, 2023 was $13.3 million. These costs primarily relate to $11.1 million in severance and related benefits associated with employees that were terminated in connection with the Merger and $2.2 million from consultancy, legal and accounting fees. See Note 2—Acquisitions and Divestitures for further details regarding the Merger.
Impairment and Abandonment Expense. During the three months ended March 31, 2023, impairment and abandonment expense was $0.2 million as compared to $2.6 million during the three months ended March 31, 2022. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Geological and geophysical costs	$2,321	$1,703
Stock-based compensation - equity awards	1,164	431
Other expenses	889	173
Exploration and other expenses	$4,374	$2,307
Exploration and other expenses were $4.4 million for the three months ended March 31, 2023 compared to $2.3 million for the three months ended March 31, 2022. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher stock-based compensation for accelerated share vestings that occurred for employees terminated in the first quarter of 2023 due to the Merger, as well as higher G&G personnel costs in the first quarter of 2023 associated with increased G&G headcount.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Credit facility	$8,492	$877
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	5,813	—
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	—
Amortization of debt issuance costs and debt discount	2,796	1,492
Interest capitalized	(2,000)	(610)
Total	$36,777	$13,154
Interest expense increased $23.6 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to (i) $16.1 million in additional interest expense from the senior notes that were assumed in the Merger; and (ii) $7.6 million in higher interest incurred on our Credit Agreement due to higher borrowings outstanding and higher interest rates during the 2023 period.
Our weighted average borrowings outstanding under our Credit Agreement were $455.6 million and $27.7 million for the three months ended March 31, 2023 and 2022, respectively. Our Credit Agreement’s weighted average effective interest rate increased to 6.7% from 2.9% for the three months ended March 31, 2023 and 2022, respectively, due to higher market based rates between periods.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Realized cash settlement gains (losses)	$39,735	$(42,878)
Non-cash mark-to-market derivative gain (loss)	14,777	(86,645)
Total	$54,512	$(129,523)

Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Income (loss) before income taxes	$254,055	$22,578
Income tax (expense) benefit	(34,254)	(6,776)
Our provisions for income taxes for the three months ended March 31, 2023 and 2022 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences, (iii) state income taxes, and (iv) any changes during the period in our deferred tax asset valuation allowance.
For the three months ended March 31, 2023, we generated pre-tax net income of $254.1 million and recorded income tax expense of $34.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income that was attributable to our non-controlling interest partners.
For the three months ended March 31, 2022, we generated pre-tax net income of $22.6 million and recorded income tax expense of $6.8 million. The primary factor increasing our income tax expense in excess of the U.S. statutory rate was a non-recurring change in our state apportionment rate that was reflected in the first quarter of 2022.

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
    We continually evaluate our capital needs and compare them to our capital resources. We operated a seven-rig drilling program during the first three months of 2023. Our total capital expenditures incurred for the three months ended March 31, 2023 was $359.8 million. We expect our total drilling, completion and facilities capex budget for 2023 to be between $1.25 billion to $1.45 billion. We funded our capital expenditures for the three months ended March 31, 2023 entirely from cash flows from operations, and we expect to fund our 2023 capex budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
We plan to return capital to shareholders through a combination of base dividends plus a variable return program, including variable dividends, share repurchases or a combination of both. In March 2023, we declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per common unit of OpCo. The dividend and distribution, which totaled $28.1 million, was paid on March 15, 2023. Additionally, as a part of our shareholder return program we repurchased 2.8 million shares of Class C Common Stock for $29.4 million under our stock repurchase program during the three months ended March 31, 2023.
    The stock repurchase program can be used to reduce our shares of Common Stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt and other agreements and other factors. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$438,213	$160,120
Net cash used in investing activities	(292,128)	(84,088)
Net cash provided by (used in) financing activities	(189,863)	(34,788)
For the three months ended March 31, 2023, we generated $438.2 million of cash from operating activities, an increase of $278.1 million from the same period in 2022. Cash provided by operating activities increased primarily due to higher production volumes, lower GP&T expenses, higher realized derivative gains and the timing of our receivable collections for the three months ended March 31, 2023 as compared to the same 2022 period. These increasing factors were partially offset by lower realized prices for all commodities, higher lease operating expenses, severance and ad valorem taxes, merger and integration expense, and cash G&A expenses as well as the timing of our supplier payments for the three months ended March 31, 2023 as compared to the same 2022 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.

During the three months ended March 31, 2023, cash flows from operating activities, cash on hand and proceeds of $65.1 million from sales of oil and natural gas properties were used to fund $315.3 million of drilling and development cash expenditures, repay net borrowings of $100 million under our Credit Agreement, fund acquisitions of oil and gas properties of $100.8 million, repurchase $29.4 million of shares and pay a total cash dividend and distribution to noncontrolling interest owners of $28.1 million.
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
On July 15, 2022, OpCo entered into the first amendment to its Credit Agreement. The Amendment increased the elected commitments under the Credit Agreement to $1.5 billion from $750 million, increased the borrowing base to $2.5 billion from $1.15 billion, and became effective as of the September 1, 2022 Merger closing date. On April 24, 2023, the Company entered into the Third Amendment to the Credit Agreement (the “Third Amendment”), which reaffirmed the borrowing base and elected commitments. Refer to Note 14—Subsequent Events for additional details regarding the Third Amendment.
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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2023 and through the filing of this Quarterly Report.
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
Senior Notes
On September 1, 2022, in connection with the Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at Closing and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes,”). The Company recorded the acquired senior notes at their fair value as of the Merger closing, which were equal to 100% of par for the 2026 7.75% Senior Notes and 93.68% of par (a $44.3 million debt discount) for the 2029 Senior Notes.
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2026 5.375% Senior Notes, the 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by Permian Resources and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of March 31, 2023 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2022, there have not been any significant, non-routine changes in our contractual obligations.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2022 Annual Report.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects to us as of March 31, 2023.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2023, our oil and gas sales for the three months ended March 31, 2023 would have moved up or down $52.4 million for each 10% change in oil prices per Bbl, $3.2 million for each 10% change in natural gas prices per Mcf, and $6.0 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of March 31, 2023 and additional contracts entered into through April 30, 2023. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of March 31, 2023.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2023 - June 2023	1,592,500	17,500	$87.64
	July 2023 - September 2023	1,748,000	19,000	84.93
	October 2023 - December 2023	1,748,000	19,000	83.04
	January 2024 - March 2024	1,547,000	17,000	76.65
	April 2024 - June 2024	1,547,000	17,000	75.83
	July 2024 - September 2024	1,564,000	17,000	75.06
	October 2024 - December 2024	1,564,000	17,000	74.40
	January 2025 - March 2025	450,000	5,000	68.00
	April 2025 - June 2025	455,000	5,000	68.00
	July 2025 - September 2025	460,000	5,000	68.00
	October 2025 - December 2025	460,000	5,000	68.00

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2023 - June 2023	819,000	9,000	$75.56	-	$91.15
	July 2023 - September 2023	644,000	7,000	76.43	-	92.70
	October 2023 - December 2023	644,000	7,000	76.43	-	92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	April 2023 - June 2023	739,499	8,126	$0.55
	July 2023 - September 2023	1,025,000	11,141	0.63
	October 2023 - December 2023	1,025,002	11,141	0.63
	January 2024 - March 2024	1,092,000	12,000	0.66
	April 2024 - June 2024	1,092,000	12,000	0.66
	July 2024 - September 2024	1,104,000	12,000	0.66
	October 2024 - December 2024	1,104,000	12,000	0.66
	January 2025 - March 2025	450,000	5,000	0.95
	April 2025 - June 2025	455,000	5,000	0.95
	July 2025 - September 2025	460,000	5,000	0.95
	October 2025 - December 2025	460,000	5,000	0.95

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	April 2023 - June 2023	1,365,000	15,000	$1.25
	July 2023 - September 2023	1,656,000	18,000	1.16
	October 2023 - December 2023	1,656,000	18,000	1.16
	January 2024 - March 2024	1,092,000	12,000	0.68
	April 2024 - June 2024	1,092,000	12,000	0.67
	July 2024 - September 2024	1,104,000	12,000	0.66
	October 2024 - December 2024	1,104,000	12,000	0.66
	January 2025 - March 2025	180,000	2,000	0.37
	April 2025 - June 2025	182,000	2,000	0.37
	July 2025 - September 2025	184,000	2,000	0.37
	October 2025 - December 2025	184,000	2,000	0.37

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2023 - June 2023	1,572,752	17,283	$4.70
	July 2023 - September 2023	1,486,925	16,162	4.70
	October 2023 - December 2023	1,413,628	15,366	4.90
	January 2024 - March 2024	464,919	5,109	5.01
	April 2024 - June 2024	446,321	4,905	3.93
	July 2024 - September 2024	429,388	4,667	4.01
	October 2024 - December 2024	413,899	4,499	4.32

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2023 - June 2023	6,142,500	67,500	$(1.30)
	July 2023 - September 2023	6,210,000	67,500	(1.30)
	October 2023 - December 2023	6,210,000	67,500	(1.30)
	January 2024 - March 2024	1,820,000	20,000	(0.59)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	April 2023 - June 2023	1,220,000	13,407	$(0.30)
	July 2023 - September 2023	1,840,000	20,000	(0.30)
	October 2023 - December 2023	1,840,000	20,000	(0.30)
	January 2024 - March 2024	1,820,000	20,000	(0.06)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(4)
Natural gas collars	April 2023 - June 2023	6,389,748	70,217	$3.64	-	$7.62
	July 2023 - September 2023	6,563,075	71,338	3.64	-	7.52
	October 2023 - December 2023	6,636,372	72,134	3.66	-	8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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
(3)    These natural gas basis swap contracts are settled based on the difference between the Houston Shipping Channel (“HSC”) price and the NYMEX price of natural gas, during each applicable monthly settlement period.
(4)    These natural gas collars are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual floor and ceiling prices for the volumes stipulated.

Changes in the fair value of derivative contracts from December 31, 2022 to March 31, 2023, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2022	$114,466
Commodity hedge contract settlement payments, net of any receipts	(39,735)
Cash and non-cash mark-to-market gains on commodity hedge contracts(1)	54,512
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2023	$129,243

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2023 would cause a $75.5 million increase or $76.9 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of March 31, 2023 would cause a $2.9 million increase or $3.2 million decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility.
As of March 31, 2023, we had $285.0 million of debt outstanding under our Credit Agreement, with a weighted average interest rate of 6.5%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $2.9 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $1.8 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. We are not aware of any material environmental claims existing as of March 31, 2023 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2022 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2022 Annual Report or our SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
January 1 - 31, 2023	—	$—	—	$500,000
February 1 - 28, 2023	—	$—	—	$500,000
March 1 - 31, 2023	2,750,000	$10.70	2,750,000	$470,582

(1)    In February 2022, our Board of Directors authorized a stock repurchase program to acquire up to $350 million of our outstanding Common Stock, which program was approved to run through April 1, 2024 (the “Repurchase Program”). In connection with the Merger, the Repurchase Program was increased to $500 million and was extended through December 31, 2024. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the first quarter of 2023, the Company repurchased 2,750,000 shares of Class C Common Stock at a weighted average price of $10.70 per common share for a total cost of $29.4 million. The shares that were repurchased were subsequently canceled by the Company.
(2)    The share repurchase was completed during a secondary offering from a selling shareholder. The average price paid was $11.00 per share less a 2.75% underwriting discount.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).

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

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	May 9, 2023