Form 10-Q
period 2023-09-30
Permian Resources Corp
filed 2023-11-08
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2023, there were 773,766,823 shares of total common stock outstanding, including 509,026,708 shares of Class A Common Stock, par value $0.0001 per share, and 264,740,115 shares of Class C Common Stock, par value $0.0001 per share.

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
•our ability to realize the anticipated benefits and synergies from the Earthstone Merger and effectively integrate the assets (as such capitalized terms are defined below);
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to commodity price volatility, inflation, lack of availability of drilling and production equipment and services, risks relating to the merger of the company with Earthstone Energy, Inc. (the “Earthstone Merger”), environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in “Item 1A. Risk Factors” in this Quarterly Report and our 2022 Annual Report.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$211,703	$59,545
Accounts receivable, net	339,495	282,846
Derivative instruments	2,662	100,797
Prepaid and other current assets	11,330	20,602
Total current assets	565,190	463,790
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,373,138	1,424,744
Proved properties	10,112,084	8,869,174
Accumulated depreciation, depletion and amortization	(3,037,676)	(2,419,692)
Total oil and natural gas properties, net	8,447,546	7,874,226
Other property and equipment, net	39,271	15,173
Total property and equipment, net	8,486,817	7,889,399
Noncurrent assets
Operating lease right-of-use assets	58,446	64,792
Other noncurrent assets	99,345	74,611
TOTAL ASSETS	$9,209,798	$8,492,592
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$665,359	$562,156
Operating lease liabilities	34,266	29,759
Derivative instruments	35,748	1,998
Other current liabilities	24,638	11,656
Total current liabilities	760,011	605,569
Noncurrent liabilities
Long-term debt, net	2,254,178	2,140,798
Asset retirement obligations	44,393	40,947
Deferred income taxes	83,416	4,430
Operating lease liabilities	26,156	41,341
Other noncurrent liabilities	74,708	3,211
Total liabilities	3,242,862	2,836,296
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 354,470,922 shares issued and 350,725,718 shares outstanding at September 30, 2023 and 298,640,260 shares issued and 288,532,257 shares outstanding at December 31, 2022	35	30
Class C: 215,223,134 shares issued and outstanding at September 30, 2023 and 269,300,000 shares issued and outstanding at December 31, 2022	22	27
Additional paid-in capital	3,278,846	2,698,465
Retained earnings (accumulated deficit)	375,933	237,226
Total shareholders' equity	3,654,836	2,935,748
Noncontrolling interest	2,312,100	2,720,548
Total equity	5,966,936	5,656,296
TOTAL LIABILITIES AND EQUITY	$9,209,798	$8,492,592
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues
Oil and gas sales	$758,541	$549,778	$1,998,207	$1,369,709
Operating expenses
Lease operating expenses	85,810	40,944	243,333	98,578
Severance and ad valorem taxes	58,942	41,745	156,378	101,491
Gathering, processing and transportation expenses	20,731	30,022	57,966	77,669
Depreciation, depletion and amortization	236,204	109,500	640,149	262,626
General and administrative expenses	34,519	43,387	122,729	83,937
Merger and integration expense	10,422	59,270	28,071	64,955
Impairment and abandonment expense	245	498	734	3,631
Exploration and other expenses	5,031	2,352	14,668	6,613
Total operating expenses	451,904	327,718	1,264,028	699,500
Net gain (loss) on sale of long-lived assets	63	(3)	129	(1,327)
Income (loss) from operations	306,700	222,057	734,308	668,882

Other income (expense)
Interest expense	(40,582)	(28,807)	(114,185)	(56,287)
Net gain (loss) on derivative instruments	(151,781)	181,308	(76,668)	17,651
Other income (expense)	246	115	685	318
Total other income (expense)	(192,117)	152,616	(190,168)	(38,318)

Income (loss) before income taxes	114,583	374,673	544,140	630,564
Income tax (expense) benefit	(16,254)	(31,169)	(77,056)	(79,432)
Net income (loss)	98,329	343,504	467,084	551,132
Less: Net (income) loss attributable to noncontrolling interest	(52,896)	(119,145)	(246,132)	(119,145)
Net income (loss) attributable to Class A Common Stock	$45,433	$224,359	$220,952	$431,987

Income (loss) per share of Class A Common Stock:
Basic	$0.14	$0.78	$0.71	$1.51
Diluted	$0.13	$0.70	$0.64	$1.36
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$467,084	$551,132
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	640,149	262,626
Stock-based compensation expense - equity awards	69,585	60,971
Stock-based compensation expense - liability awards	—	(24,174)
Impairment and abandonment expense	734	3,631
Deferred tax expense (benefit)	73,453	78,832
Net (gain) loss on sale of long-lived assets	(129)	1,327
Non-cash portion of derivative (gain) loss	165,573	(166,372)
Amortization of debt issuance costs and debt discount	11,858	12,555
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(57,787)	(6,753)
(Increase) decrease in prepaid and other assets	(27,810)	(38)
Increase (decrease) in accounts payable and other liabilities	24,795	69,639
Net cash provided by operating activities	1,367,505	843,376
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(116,869)	(4,866)
Drilling and development capital expenditures	(1,066,693)	(397,892)
Cash paid for business acquired in the Colgate Merger, net of cash acquired	—	(496,671)
Purchases of other property and equipment	(30,828)	(3,199)
Contingent considerations received related to divestiture	60,000	—
Proceeds from sales of oil and natural gas properties	59,203	6,190
Net cash used in investing activities	(1,095,187)	(896,438)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,050,000	970,000
Repayment of borrowings under revolving credit facility	(1,435,000)	(445,000)
Repayment of credit facility acquired in the Colgate Merger	—	(400,000)
Proceeds from the issuance of 2032 Senior Notes	500,000	—
Debt issuance costs	(6,950)	(19,611)
Proceeds from exercise of stock options	514	46
Share repurchases	(95,448)	(16,241)
Dividends paid	(80,793)	—
Dividend distributions paid to noncontrolling interest owners	(62,296)	—
Net cash provided by (used in) financing activities	(129,973)	89,194
Net increase (decrease) in cash, cash equivalents and restricted cash	142,345	36,132
Cash, cash equivalents and restricted cash, beginning of period	69,932	9,935
Cash, cash equivalents and restricted cash, end of period	$212,277	$46,067
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information
Cash paid for interest	$119,469	$36,653
Cash paid for income taxes	3,603	600
Supplemental non-cash activity
Equity issued and long-term debt assumed to acquire oil and gas properties via the Colgate Merger	—	3,526,688
Accrued capital expenditures included in accounts payable and accrued expenses	233,160	95,149
Deferred tax liability assumed in asset acquisition	24,801	—
Asset retirement obligations incurred, including revisions to estimates	1,908	22,068
Dividends payable	2,509	—
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$211,703	$45,514
Restricted cash(1)	574	553
Total cash, cash equivalents and restricted cash	$212,277	$46,067

(1)    Included in Prepaid and other current assets as of September 30, 2023 and September 30, 2022 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	359	—	—	—	—	—	—	—	—
Restricted stock forfeited	(298)	—	—	—	—	—	—	—	—
Stock option exercises	39	—	—	—	231	—	231	—	231
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	5,406	—	—	—	—	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	17,871	—	17,871	—	17,871
Dividends	—	—	—	—	—	(15,669)	(15,669)	—	(15,669)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,950)	(13,950)
Share repurchases - Class A	(3,384)	—	—	—	(32,160)	—	(32,160)	—	(32,160)
Share repurchase - Class C	—	—	(2,750)	—	—	—	—	(29,418)	(29,418)
Conversion of common shares from Class C to Class A, net of tax	20,906	2	(20,906)	(2)	217,280	—	217,280	(214,864)	2,416
Equity impact from transactions effecting Common Units, net of tax of $3.0 million	—	—	—	—	(10,400)	—	(10,400)	13,427	3,027
Net income (loss)	—	—	—	—	—	102,120	102,120	117,681	219,801
Balance at March 31, 2023	321,724	$32	245,644	$25	$2,891,528	$323,677	$3,215,262	$2,593,424	$5,808,686
Restricted stock issued	373	—	—	—	—	—	—	—	—
Restricted stock forfeited	(357)	—	—	—	—	—	—	—	—
Stock option exercises	7	—	—	—	(1)	—	(1)	—	(1)
Performance stock vested and issued	3,290	1	—	—	(1)	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	35,694	—	35,694	—	35,694
Dividends	—	—	—	—	—	(33,195)	(33,195)	—	(33,195)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(24,558)	(24,558)
Share repurchases - Class A	(602)	(1)	—	—	(5,948)	—	(5,949)	—	(5,949)
Conversion of common shares from Class C to Class A, net of tax	1,011	1	(1,011)	(1)	10,882	—	10,882	(10,825)	57
Equity impact from transactions effecting Common Units, net of tax of $3.7 million	—	—	—	—	12,631	—	12,631	(16,309)	(3,678)
Net income (loss)	—	—	—	—	—	73,399	73,399	75,555	148,954
Balance at June 30, 2023	325,446	$33	244,633	$24	$2,944,785	$363,881	$3,308,723	$2,617,287	$5,926,010

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	174	—	—	—	—	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Stock option exercises	30	—	—	—	284	—	284	—	284
Performance stock vested and issued	1,676	—	—	—	—	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	16,020	—	16,020	—	16,020
Dividends	—	—	—	—	—	(33,381)	(33,381)	—	(33,381)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(24,413)	(24,413)
Share repurchase - Class C	—	—	(2,200)	—	—	—	—	(27,921)	(27,921)
Conversion of common shares from Class C to Class A, net of tax	27,210	2	(27,210)	(2)	310,551	—	310,551	(296,445)	14,106
Equity impact from transactions effecting Common Units, net of tax of $2.1 million	—	—	—	—	7,206	—	7,206	(9,304)	(2,098)
Net income (loss)	—	—	—	—	—	45,433	45,433	52,896	98,329
Balance at September 30, 2023	354,471	$35	215,223	$22	$3,278,846	$375,933	$3,654,836	$2,312,100	$5,966,936

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	294,261	$29	—	$—	$3,013,017	$(262,326)	$2,750,720	$—	$2,750,720
Restricted stock issued	20	—	—	—	—	—	—	—	—
Restricted stock forfeited	(52)	—	—	—	—	—	—	—	—
Stock purchased from employees for taxes due upon share vesting	(150)	—	—	—	(1,259)	—	(1,259)	—	(1,259)
Stock option exercises	3	—	—	—	1	—	1	—	1
Issuance of Common Stock under Employee Stock Purchase Plan	53	—	—	—	268	—	268	—	268
Stock-based compensation - equity awards	—	—	—	—	5,545	—	5,545	—	5,545
Net income (loss)	—	—	—	—	—	15,802	15,802	—	15,802
Balance at March 31, 2022	294,135	$29	—	$—	$3,017,572	$(246,524)	$2,771,077	$—	$2,771,077
Restricted stock issued	2,998	1	—	—	—	—	1	—	1
Restricted stock forfeited	(75)	—	—	—	—	—	—	—	—
Stock option exercises	2	—	—	—	7	—	7	—	7
Stock-based compensation - equity awards	—	—	—	—	6,657	—	6,657	—	6,657
Net income (loss)	—	—	—	—	—	191,826	191,826	—	191,826
Balance at June 30, 2022	297,060	$30	—	$—	$3,024,236	$(54,698)	$2,969,568	$—	$2,969,568
Restricted stock issued	3,141	—	—	—	—	—	—	—	—
Issuance of Class C Common Stock	—	—	269,300	27	(400,972)	—	(400,945)	2,576,889	2,175,944
Performance stock issued less stock used for tax withholding	159	—	—	—	(908)	—	(908)	—	(908)
Restricted stock forfeited	(2)	—	—	—	—	—	—	—	—
Stock option exercises	5	—	—	—	38	—	38	—	38
Stock purchased from employees for taxes due upon share vesting	(2,234)	—	—	—	(16,725)	—	(16,725)	—	(16,725)
Issuance of Class A Common Stock under Employee Stock Purchase Plan	67	—	—	—	336	—	336	—	336
Stock-based compensation - equity awards	—	—	—	—	48,769	—	48,769	—	48,769
Net income (loss)	—	—	—	—	—	224,359	224,359	119,145	343,504
Balance at September 30, 2022	298,196	$30	269,300	$27	$2,654,774	$169,661	$2,824,492	$2,696,034	$5,520,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets and operations are concentrated in the Delaware Basin, a sub-basin of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiaries including, Permian Resources Operating, LLC (“OpCo”).
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
Use of Estimates
The preparation of the Company’s consolidated financial statements requires the Company’s management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events, and accordingly, actual results could differ from amounts previously established. Additionally, the prices received for oil, natural gas and NGL production can heavily influence the Company’s assumptions, judgments and estimates, and continued volatility of oil and gas prices could have a significant impact on the Company’s estimates.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment. During the nine months ended September 30, 2023, the Company entered into additional wellhead equipment lease agreements for assets placed into service and recorded lease right-of-use assets and related liabilities based on the present value of future lease payments over the equipment lease terms. As of September 30, 2023, the Company had recorded in aggregate a $15.4 million current operating lease liability and a $14.1 million noncurrent operating lease liability related to these wellhead equipment agreements.
In April 2023, the Company purchased an office building in Midland, Texas for $27.5 million, where it had previously been a lessee of the building at the time of purchase. As a result of this purchase, $9.3 million of operating lease right-of-use assets and $13.6 million of operating lease liabilities were removed from the consolidated balance sheet as of September 30, 2023. As part of the building purchase, the Company also assumed a ninety-nine year ground lease and accordingly, recorded a financing lease liability of $15.5 million as of September 30, 2023, which represents the present value of the future payment obligations under its lease term. The lease payments start at $0.8 million per year and escalate 2.5% annually until year 2076. The corresponding right-of-use asset recognized for this ground lease amounted to $15.2 million as of September 30, 2023.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$58,446	$64,792
Finance right-of-use asset	Other noncurrent assets	15,228	—
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$34,266	$29,759
Finance lease liability	Other current liabilities	748	—
Noncurrent
Operating lease liabilities	Operating lease liabilities	$26,156	$41,341
Finance lease liability	Other noncurrent liabilities	14,735	—

There have been no other significant changes in leases during the nine months ended September 30, 2023. Refer to Note 16—Leases in the notes to the consolidated financial statements in Part II, Item 8 of the Company’s 2022 Annual Report.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of OpCo, as well as any stand-alone income or loss generated by the Company. As of the date of the Colgate Merger (defined below), OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by OpCo is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis corresponding to the percentage of Common Units in OpCo owned. Prior to the Colgate Merger, OpCo was fully owned by the Company and all income and loss was taxable.
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
Note 2—Acquisitions and Divestitures
Earthstone Merger
On August 21, 2023, the Company entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Earthstone Energy, Inc. (“Earthstone”) pursuant to which Permian Resources acquired Earthstone (the “Earthstone Merger”). Earthstone was an independent oil and gas company engaged in the operation and development of oil and natural gas properties in the Permian Basin in both Texas and New Mexico. Earthstone’s assets consisted of approximately 167,000 net leasehold acres in the Midland Basin and 56,000 net leasehold acres in the Delaware Basin, and Earthstone’s Delaware Basin acreage is offset to Permian Resources’ existing acreage in Lea and Eddy Counties. The Merger was completed to drive long-term accretion across the Company’s key financial and operating metrics, enhance shareholder returns, improve capital efficiency, and add significant core inventory locations to the Company’s existing position in the Permian Basin.
In connection with the Merger, the Board of Directors of both companies unanimously determined (i) each share of Earthstone Class A Common Stock would be converted into the right to receive 1.446 shares (the “Exchange Ratio”) of Permian Resources Class A Common Stock, (ii) each share of Earthstone Class B Common Stock would be converted into the right to receive 1.446 shares of Permian Resources Class C Common Stock, (iii) each common unit of Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“Earthstone OpCo”) representing limited liability company membership interests in Earthstone OpCo would be converted into the right to receive a number of common units representing limited liability company interests in OpCo (“Common Units”), equal to the Exchange Ratio, and (iv) all existing shares of Permian Resources Common Stock would remain outstanding. The companies have filed their definitive proxy statements with the SEC, and the shareholder meetings were held October 30, 2023, where the Company’s and Earthstone’s shareholders approved the Earthstone Merger.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 1, 2023 the Earthstone Merger was completed and the Company issued 161.0 million shares of its Class A Common Stock and 49.5 million shares of its Class C Common Stock to Earthstone stockholders under the terms of the Merger Agreement, and the Company also assumed Earthstone’s debt upon closing of Merger, which consisted of $1.05 billion of senior notes and all borrowings outstanding under its credit facility at closing. Based on the closing price of the Company's Class A Common Stock on November 1, 2023, the preliminary value of the share consideration was approximately $3.0 billion.
The Earthstone Merger will be accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, with the Company being identified as the acquirer for accounting purposes. Under the acquisition method of accounting, the assets and liabilities of Earthstone will be recorded at their respective fair values as of the November 1, 2023 acquisition date. The preliminary purchase price allocation and accounting is not complete as of the date of this report due to the timing of the close of the Earthstone Merger.
Although this Quarterly Report on Form 10-Q was filed after the completion of the Earthstone Merger, information set forth herein only relates to the results of operations for Permian Resources for the quarter and year-to-date periods ended September 30, 2023 and 2022 and does not include any financial information for Earthstone for such periods. The post-acquisition results of operations of Earthstone for the last two months of the fourth quarter of 2023 will be included in the Company's consolidated results for the period ending December 31, 2023.
2023 Bolt-On Acquisition
On February 16, 2023, the Company completed the acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of the Company’s existing core acreage blocks in Lea County, New Mexico.
The acquisition was recorded as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Total consideration paid was $107.3 million after settlement statement adjustments, of which $61.8 million was allocated to unproved properties and $60.5 million to proved properties on a relative fair value basis, $9.8 million to net working capital (including $11.3 million in cash acquired), less a deferred tax liability assumed of $24.8 million. As of September 30, 2023, the Company incurred $1.6 million in direct transaction costs related to this purchase that have been capitalized as acquisition costs.
2023 SWD Divestiture
On March 13, 2023, the Company completed the sale of its operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity in Reeves County, Texas. The $60 million of contingent consideration will require repayment if certain performance obligations through September 2026 are not met, and it has been recorded as a liability within the Company’s consolidated balance sheet accordingly. There was no gain or loss recognized as a result of this divestiture.
Colgate Merger
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Colgate was an independent oil and gas exploration and development company with properties located in the Delaware Basin. Refer to Note 2—Business Combination footnote in the notes to the consolidated financial statements in Part II, Item 8 of the Company’s 2022 Annual Report for additional details regarding the Colgate Merger.
Purchase Price Allocation
The Colgate Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Colgate Merger closing date, which requires judgment and certain assumptions to be made. Oil and natural gas properties were valued using an income based approach which incorporates a discounted cash flow method. The fair value of Colgate’s outstanding senior notes was based on unadjusted quoted prices for these same notes in an active market. The value of derivative instruments was based on Level 2 inputs similar to the Company's other commodity price derivatives. Refer to Note 8—Fair Value Measurements for additional information on fair value measurements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The purchase price allocation was finalized during the third quarter of 2023. The following table represents the final merger consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Colgate Merger.

(in thousands, except share and per share data)	Colgate Merger Consideration
Share consideration
Shares of Class C Common Stock issued to Colgate unitholders	269,300,000
Class C Common Stock per share fair value on September 1, 2022(1)	$7.30
Fair value of noncontrolling interest that resulted from Class C Common Stock issuance	$1,967,053
Cash consideration	$525,000
Total Merger Consideration	$2,492,053

Fair value of assets acquired:	Purchase Price Allocation
Cash and cash equivalents	$28,212
Accounts receivable, net	153,286
Derivative instruments	71,961
Prepaid and other assets	10,288
Unproved oil and natural gas properties	636,619
Proved oil and natural gas properties	3,298,909
Other property and equipment, net	2,589
Operating lease right-of-use assets	21,894
Total assets acquired	$4,223,758

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$333,250
Operating lease liabilities	26,233
Derivative instruments	322
Long-term debt, net	1,350,744
Asset retirement obligations	21,156
Total liabilities assumed	$1,731,705
Net assets acquired	$2,492,053

(1)     The fair value ascribed to the Company’s Class C Common Stock, that was issued as part of merger consideration, was determined by applying a valuation discount to the share price of the Company’s Class A Common Stock as of the Merger closing date. This discount was determined using a Finnerty model, which considers the lack of marketability of the Class C Common Stock associated with its 180-day minimum holding period required per the terms of the transaction agreement governing the Colgate Merger. The valuation model considers expected volatility based on the historical volatility of the Company’s Class A Common Stock, a risk-free interest rate based on U.S. Treasury yield curves, and the Company’s current dividend yield.
Supplemental Unaudited Pro Forma Financial Information
The results of Colgate’s operations have been included in the Company’s consolidated financial statements since September 1, 2022, the effective date of the Colgate Merger. The following supplemental unaudited pro forma financial information (“pro forma information”) for the three and nine months ended September 30, 2022 has been prepared from the respective historical consolidated financial statements of the Company and Colgate and has been adjusted to reflect the Colgate Merger as if it had occurred on January 1, 2022.
The pro forma information is not necessarily indicative of the results that might have occurred had the Colgate Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total Revenue	$859,264	$2,472,119
Net Income (loss)	207,717	325,523

Earnings (loss) per share:
Basic	$0.73	$1.14
Diluted	0.65	1.03
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued oil and gas sales receivable, net	$214,286	$206,266
Joint interest billings, net	106,201	58,375
Accrued derivative settlements receivable	2,331	16,999
Other	16,677	1,206
Accounts receivable, net	$339,495	$282,846
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accounts payable	$101,452	$51,443
Accrued capital expenditures	164,586	133,854
Revenues payable	286,384	250,120
Accrued employee compensation and benefits	13,191	33,897
Accrued interest	38,447	45,627
Accrued derivative settlements payable	3,760	2,342
Accrued expenses and other	57,539	44,873
Accounts payable and accrued expenses	$665,359	$562,156

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Credit Facility due 2027	$—	$385,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	300,000
6.875% Senior Notes due 2027	356,351	356,351
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
7.00% Senior Notes due 2032	500,000	—
Unamortized debt issuance costs on Senior Notes	(17,279)	(10,994)
Unamortized debt discount	(44,342)	(49,007)
Senior Notes, net	2,254,178	1,755,798

Total long-term debt, net	$2,254,178	$2,140,798
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) that, as of September 30, 2023, had a borrowing base of $2.5 billion and elected commitments of $1.5 billion. As of September 30, 2023, the Company had no borrowings outstanding and $1.5 billion in available borrowing capacity, net of $5.8 million in letters of credit outstanding.
On September 1, 2023, the Company entered into the fourth and fifth amendments to the Credit Agreement (the “Fourth Amendment” and the “Fifth Amendment”). The Fourth Amendment expanded the waiver of the automatic reduction of the borrowing base under the Credit Agreement to, among other things, allow for the assumption (or the issuance, in certain circumstances) of up to $1.05 billion principal amount of Permitted Senior Unsecured Notes (as defined in the Credit Agreement) to refinance debt that may be assumed pursuant to the Earthstone Merger and otherwise allow for the issuance of Permitted Senior Unsecured Notes up to an aggregate principal amount of $1.0 billion. The Fifth Amendment, among other things, waives compliance with certain restrictive covenants to enable the Earthstone Merger, subject to customary conditions. In addition, the Fifth Amendment increases the aggregate elected commitments from $1.5 billion to $2.0 billion. The Fifth Amendment is subject to and effective as of the closing date of the Earthstone Merger on November 1, 2023.
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
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $2.5 billion; (ii) aggregate elected commitments, which is set at $1.5 billion currently; or (iii) $3.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2023.
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
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events; (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021; or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of September 30, 2023, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the third quarter of 2023.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of September 30, 2023, the conversion rate was adjusted to 163.6986 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of September 30, 2023, the net liability related to the Convertible Senior Notes was $165.7 million.
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
Senior Unsecured Notes
On September 12, 2023, OpCo issued at par $500.0 million of 7.00% senior notes due 2032 (the “2032 Senior Notes”) in a 144A private placement that resulted in net proceeds to OpCo of $491.9 million, after deducting $8.1 million of debt issuance costs. Interest is payable on the 2032 Senior Notes semi-annually in arrears each January 15 and July 15.
On September 1, 2022, in connection with the Colgate Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Colgate Merger closing date, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Interest on the 2026 7.75% Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1.
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
On November 30, 2017, OpCo issued at par $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes” and collectively with the 2032 Senior Notes, 2027 Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to OpCo of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15.
In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of September 30, 2023, the remaining aggregate principal amount of 2027 Senior Notes and 2026 5.375% Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At any time prior to January 15, 2021 (for the 2026 5.375% Senior Notes), April 1, 2022 (for the 2027 Senior Notes), February 15, 2024 (for the 2026 7.75% Senior Notes), July 1, 2024 (for the 2029 Senior Notes), and January 15, 2027 (for the 2032 Senior Notes) (the “Optional Redemption Dates”) OpCo may, on any one or more occasions, redeem up to 35% (for the 2026 5.375% Senior Notes, 2026 7.75% Senior Notes, 2027 Senior Notes and 2029 Senior Notes) or 40% (for the 2032 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 105.375% (for the 2026 5.375% Senior Notes), 106.875% (for the 2027 Senior Notes), 107.750% (for the 2026 7.75% Senior Notes), 105.875% (for the 2029 Senior Notes) and 107.000% (for the 2032 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus any accrued and unpaid interest to the date of redemption; provided that at least 65% (for the 2026 5.375% Senior Notes, 2026 7.75% Senior Notes, 2027 Senior Notes and 2029 Senior Notes) or 60% (for the 2032 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2023.
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
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2023:

(in thousands)
Asset retirement obligations, beginning of period	$40,947
Liabilities incurred	1,908
Liabilities acquired	5,260
Liabilities divested and settled	(5,873)
Accretion expense	2,151
Asset retirement obligations, end of period	$44,393
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount of the liability with an offsetting charge to accretion expense, which is included within depreciation, depletion and amortization.
Note 6—Stock-Based Compensation
On May 23, 2023, the stockholders of the Company approved the 2023 Long Term Incentive Plan (the “LTIP”). The LTIP is an equity incentive plan that replaced the Company’s prior plan and, among other things, increased the number of shares of Class A Common Stock authorized for issuance to employees and directors by 25,000,000 shares to a total of 69,250,000 shares. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Equity Awards
Restricted stock	$6,311	$7,599	$30,324	$15,519
Stock option awards	—	13	1	70
Performance stock units	9,709	41,079	39,260	45,161
Other stock-based compensation expense(1)	—	78	—	221
Total stock-based compensation - equity awards	16,020	48,769	69,585	60,971
Liability Awards
Performance stock units	—	(19,916)	—	(14,789)
Total stock-based compensation expense	$16,020	$28,853	$69,585	$46,182

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
In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Colgate Merger. As a result, affected employees of the Company will receive an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which will change the terms of the vesting conditions and will be treated as modifications in accordance with ASC 718. During the nine months ended September 30, 2023, nineteen employees had Qualifying Terminations and received accelerated vesting of their unvested stock awards accordingly. These modifications resulted in an increase to total stock-based compensation expense of $7.1 million and $39.3 million for the three and nine months ended September 30, 2023, respectively, and $7.0 million for three and nine months ended September 30, 2022 as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2023:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2022	8,182,705	$6.03
Granted	905,960	10.06
Vested	(4,742,065)	7.27
Forfeited	(601,391)	7.72
Unvested balance as of September 30, 2023	3,745,209	8.14
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the nine months ended September 30, 2023 and 2022 was $34.5 million and $18.3 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2023 was $26.2 million, which the Company expects to recognize over a weighted average period of 2.2 years.
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
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,056,467	$15.44
Granted	—	—
Exercised	(76,834)	6.73		$371
Forfeited	—	—
Expired	(1,144,334)	15.46
Outstanding as of September 30, 2023	835,299	16.21	3.4	$688
Exercisable as of September 30, 2023	835,299	16.21	3.4	$688
The total fair value of stock options that vested was minimal during the nine months ended September 30, 2023 and $0.3 million for the nine months ended September 30, 2022. The intrinsic value of the stock options exercised was $0.4 million for the nine months ended September 30, 2023 and minimal for the nine months ended September 30, 2022. As of September 30, 2023, there was no unrecognized compensation cost related to unvested stock options.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs measured during the nine months ended September 30, 2023:

2023 Awards
Number of PSUs granted	288,355
Weighted average fair value per share	$18.19
Number of simulations	10,000,000
Expected implied stock volatility	55.4%
Risk-free interest rate	4.2%

The following table provides information about PSUs outstanding during the nine months ended September 30, 2023:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2022	7,638,098	$13.11
Granted	288,355	18.19
Vested(1)	(2,462,725)	10.10
Forfeited	(428,808)	13.58
Unvested balance as of September 30, 2023	5,034,920	15.17
(1)     This balance includes vested PSU awards as of September 30, 2023 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation at the time of vesting, which may be greater than or less than the original number granted.
The total fair value of PSUs that vested during the nine months ended September 30, 2023 and 2022 was $41.1 million and $2.7 million, respectively. As of September 30, 2023, there was $49.7 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 3.0 years.
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
On August 18, 2022, the Compensation Committee amended the 2020 PSU agreement to allow a portion of the units to be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. At that time, the Company had the ability and intended to settle the 4.7 million 2020 PSUs that were modified in shares. As a result, these units were reclassified to equity based awards in accordance with ASC 718 and $10.0 million of incremental stock compensation expense was recognized during the third quarter of 2022 associated with the change in the fair value of the units. As of September 30, 2023, the 2020 PSUs were fully vested and settled in shares.
The remaining 0.8 million 2020 PSUs were accelerated vested and settled in a $9.4 million cash payment during the third quarter of 2022. There are no liability classified performance stock units outstanding as of September 30, 2023.

PERMIAN RESOURCES CORPORATION
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2023:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2023 - December 2023	1,748,000	19,000	$82.93
	January 2024 - March 2024	1,820,000	20,000	77.54
	April 2024 - June 2024	1,820,000	20,000	76.34
	July 2024 - September 2024	1,840,000	20,000	75.19
	October 2024 - December 2024	1,840,000	20,000	74.19
	January 2025 - March 2025	990,000	11,000	73.51
	April 2025 - June 2025	1,001,000	11,000	72.27
	July 2025 - September 2025	1,012,000	11,000	71.09
	October 2025 - December 2025	1,012,000	11,000	70.03

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2023 - December 2023	644,000	7,000	$76.43	-	$92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	October 2023 - December 2023	1,025,002	11,141	$0.63
	January 2024 - March 2024	1,820,000	20,000	0.86
	April 2024 - June 2024	1,820,000	20,000	0.86
	July 2024 - September 2024	1,840,000	20,000	0.86
	October 2024 - December 2024	1,840,000	20,000	0.86
	January 2025 - March 2025	450,000	5,000	0.95
	April 2025 - June 2025	455,000	5,000	0.95
	July 2025 - September 2025	460,000	5,000	0.95
	October 2025 - December 2025	460,000	5,000	0.95

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	October 2023 - December 2023	1,656,000	18,000	$1.16
	January 2024 - March 2024	1,820,000	20,000	0.58
	April 2024 - June 2024	1,820,000	20,000	0.58
	July 2024 - September 2024	1,840,000	20,000	0.57
	October 2024 - December 2024	1,840,000	20,000	0.57
	January 2025 - March 2025	450,000	5,000	0.35
	April 2025 - June 2025	455,000	5,000	0.35
	July 2025 - September 2025	460,000	5,000	0.35
	October 2025 - December 2025	460,000	5,000	0.35

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)    These crude oil roll swap transactions are settled based on the difference between the arithmetic average of NYMEX WTI calendar month prices and the physical crude oil delivery month price.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2023 - December 2023	1,413,628	15,366	$4.90
	January 2024 - March 2024	4,104,919	45,109	3.77
	April 2024 - June 2024	446,321	4,905	3.93
	July 2024 - September 2024	429,388	4,667	4.01
	October 2024 - December 2024	413,899	4,499	4.32

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2023 - December 2023	6,210,000	67,500	$(1.30)
	January 2024 - March 2024	3,640,000	40,000	(0.52)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	October 2023 - December 2023	1,840,000	20,000	$(0.30)
	January 2024 - March 2024	3,640,000	40,000	0.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(4)
Natural gas collars	October 2023 - December 2023	6,636,372	72,134	$3.66	-	$8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net gain (loss) on derivative instruments	$(151,781)	$181,308	$(76,668)	$17,651
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$15,538	$(12,876)	$2,662
	Other noncurrent assets	1,592	(1,592)	—
Derivative Liabilities
Commodity contracts	Derivative instruments	$48,624	$(12,876)	$35,748
	Other noncurrent liabilities	19,613	(1,592)	18,021

		December 31, 2022
Derivative Assets
Commodity contracts	Derivative instruments	$125,120	$(24,323)	$100,797
	Other noncurrent assets	22,016	(3,691)	18,325
Derivative Liabilities
Commodity contracts	Derivative instruments	$26,321	$(24,323)	$1,998
	Other noncurrent liabilities	6,349	(3,691)	2,658

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2023
Total assets	$—	$2,662	$—
Total liabilities	—	53,769	—
December 31, 2022
Total assets	$—	$119,122	$—
Total liabilities	—	4,656	—
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
Oil and Gas Property Acquisitions. The fair value measurements of assets acquired and liabilities assumed are measured on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; and (vi) a market participant-based weighted average cost of capital rate. These inputs require significant judgements and estimates by the Company’s management at the time of valuation. Refer to Note 2—Acquisitions and Divestitures for additional information on the fair value of assets acquired and liabilities assumed.

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the dates indicated:

	September 30, 2023			December 31, 2022
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility due 2027(1)	$—	$—	$—	$385,000	$385,000	$385,000
5.375% Senior Notes due 2026(2)	287,179	289,448	278,902	286,512	289,448	264,366
7.75% Senior Notes due 2026(2)	300,000	300,000	301,764	300,000	300,000	291,338
6.875% Senior Notes due 2027(2)	352,365	356,351	351,380	351,632	356,351	337,126
3.25% Convertible Senior Notes due 2028(2)(3)	165,676	170,000	403,675	165,025	170,000	285,858
5.875% Senior Notes due 2029(2)	657,039	700,000	654,684	652,629	700,000	601,125
7.00% Senior Note due 2032(2)	491,919	500,000	495,334	—	—	—

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
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of September 30, 2023, noteholders had the right to convert during the third quarter of 2023. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the nine months ended September 30, 2023, certain legacy owners of Colgate exchanged 49.1 million of their Common Units of OpCo and corresponding shares of Class C Common Stock for Class A Common Stock. A deferred tax asset of $16.6 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with the conversions.
Dividends

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2023, the Company declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit (each of which has an underlying share of Class C Common Stock) during each of the first three quarters of 2023. Additionally, during the second and third quarters of 2023, the Company’s Board of Directors declared a variable cash dividend of $0.05 per share of Class A Common Stock and a quarterly variable cash distribution of $0.05 per Common Unit of OpCo. The cash dividends and distributions paid totaled $143.1 million for the nine months ended September 30, 2023.
Stock Repurchase Program
The Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which was approved to run through December 31, 2024. The Repurchase Program can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time.
During the nine months ended September 30, 2023, the Company paid $57.3 million to repurchase 5.0 million Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate Merger. At the date of the Colgate Merger, the noncontrolling interest represented approximately 48% of the ownership in OpCo. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of September 30, 2023, the noncontrolling interest ownership of OpCo had decreased to 38% from 48% as of December 31, 2022. This decrease was mainly the result of (i) exchanges of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net income (loss) attributable to Class A Common Stock	$45,433	$224,359	$220,952	$431,987
Add: Interest on Convertible Senior Notes, net of tax	1,374	1,395	4,116	5,391
Adjusted net income (loss) attributable to Class A Common Stock	$46,807	$225,754	$225,068	$437,378

Basic weighted average shares of Class A Common Stock outstanding	324,650	286,245	312,015	285,368
Add: Dilutive effects of Convertible Senior Notes	27,829	27,074	27,583	27,074
Add: Dilutive effects of equity awards and ESPP shares	13,695	8,667	11,819	8,153
Diluted weighted average shares of Class A Common Stock outstanding	366,174	321,986	351,417	320,595

Basic net earnings (loss) per share of Class A Common Stock	$0.14	$0.78	$0.71	$1.51
Diluted net earnings (loss) per share of Class A Common Stock	$0.13	$0.70	$0.64	$1.36
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Out-of-the-money stock options	1,022	2,034	1,451	2,060
Weighted average shares of Class C Common Stock	241,340	87,815	250,018	29,593
Restricted stock	—	3,095	69	1,032
Performance stock units	—	1,452	39	634

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 11—Transactions with Related Parties
    Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”), Pearl Energy Investments (“Pearl”) and related affiliates of each entity each beneficially owned more than 10% equity interest in the Company as of September 30, 2023. Certain members of OpCo’s management owned profit interests at CEP III Holdings, LLC and its affiliates (“Colgate Holdings”) until December 2022. Due to Riverstone, NGP, and Pearl’s beneficial ownership and NGP, Pearl and OpCo’s management’s previously held interest in Colgate Holdings, these entities are considered related parties to the Company.
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
The following table summarizes the costs incurred and revenues recognized from such arrangements during the periods they were considered related parties, as discussed above, as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables and payables outstanding as of the balance sheet dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Lucid
Oil and gas sales	$—	$6,527	$—	$25,117
Gathering, processing and transportation expenses	—	729	—	5,398
Streamline
Lease operating expenses	1,782	358	3,616	669

(in thousands)	September 30, 2023	December 31, 2022
Accounts receivable, net
Maple	—	128
Accounts payable and accrued expenses
Maple	—	2,790
LM Energy Partners	—	2,283
Streamline	649	—
During the nine months ended September 30, 2023, the Company repurchased 5.0 million Common Units of OpCo from NGP for $57.3 million under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. Other than the ground lease agreement the Company entered into during the nine months ended September 30, 2023, discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, there have been no other material, non-routine changes in commitments during the nine months ended September 30, 2023. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2022 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider has filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company has made a payment for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss is reasonably possible in relation to these matters, and such amount could range from zero to $7.6 million, which may be subject to additional interest charges, and no amount in that range is a better estimate than any other.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues (in thousands):
Oil sales	$660,445	$397,187	$1,734,057	$1,009,545
Natural gas sales(1)	38,354	93,455	94,123	200,503
NGL sales(2)	59,742	59,136	170,027	159,661
Oil and gas sales	$758,541	$549,778	$1,998,207	$1,369,709
(1)    Natural gas sales include a portion of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales of $12.0 million and $30.7 million for the three and nine months ended September 30, 2023 and none for the three and nine months ended September 30, 2022.
(2)    NGL sales include a portion of GP&T that are reflected as a reduction to NGL sales of $16.3 million and $48.9 million for the three and nine months ended September 30, 2023 and none for the three and nine months ended September 30, 2022.

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
Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the agreed upon delivery point at which the purchaser takes title of the product. The midstream processing entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company elects to take its residue gas or NGL product “in-kind” at the plant tailgate, fees incurred prior to transfer of control are presented as GP&T within the consolidated statements of operations. Where the Company does not take its residue gas or NGL products “in-kind”, transfer of control occurs at the inlet of the gas gathering systems, or prior, and fees incurred subsequent to this point are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above. During the nine months ended September 30, 2023, the majority of the Company’s contracts with customers have elections to not take its products “in-kind” resulting in more fees being shown as a net reduction to revenues as discussed above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, such receivable balances were $214.3 million and $206.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 14—Subsequent Events
Dividends Declared
On November 7, 2023, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo. Additionally, the Company’s Board of Directors declared a variable cash dividend of $0.07 per share of Class A Common Stock and a quarterly variable cash distribution of $0.07 per Common Unit of OpCo. The base and variable dividend represent a total return of $0.12 per share. The dividends are payable on November 28, 2023 to shareholders of record as of November 20, 2023.
Earthstone Merger
On November 1, 2023 the Earthstone Merger was completed. Refer to Note 2—Acquisitions and Divestitures for additional information regarding the Earthstone Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the implementation and actual result of the Earthstone Merger (defined below), and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our 2022 Annual Report; all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of high-return oil and natural gas properties. Our assets are located in the core of the Delaware Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Permian Resources,” “we,” “us,” or “our” are to Permian Resources Corporation and its consolidated subsidiaries including, Permian Resources Operating, LLC (“OpCo”).
On September 1, 2022, we completed the Colgate merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Colgate’s results of operations were included in our financial statements and results of operations beginning on September 1, 2022.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders can depend substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
Immediately following the COVID-19 pandemic, global oil supply was limited by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”), in addition to overall reduced drilling and completion activity from U.S. producers. As global economies have reopened, demand for oil and gas has risen steadily post-pandemic and has been positively impacted by a global-wide transition away from coal to natural gas. The aforementioned factors, among others, led to heightened commodity prices during certain time periods of 2022, particularly during the beginning of Russia’s invasion of Ukraine. Specifically, NYMEX WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022 and the NYMEX Henry Hub index price for natural gas reached a high of $9.85 per MMBtu on August 23, 2022. Subsequently, governments from several countries coordinated a simultaneous release of a portion of their strategic petroleum reserves, which increased global oil inventories to near normalized levels. In response, OPEC+ announced an agreement to curtail production by approximately two million barrels per day. Despite OPEC+’s largest production cut since the pandemic, crude oil prices continued to fall from their peak in mid-2022 due in part to government-coordinated petroleum releases, in addition to global recession concerns, a high interest rate environment, lower than expected demand from China and a regional banking crisis in the U.S. Year-to-date, OPEC+ has undertaken a series of actions, in an effort to support commodity prices. In April 2023, OPEC+ announced further production cuts, which were later extended. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and recent tensions in the Middle East, caused crude oil prices to increase during the third quarter, with NYMEX WTI spot prices reaching a high of $91.71 per barrel on September 28, 2023. Furthermore, global economic growth and geopolitical events such as those discussed above, may cause oil and gas prices to fluctuate significantly in the future.
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

	2021				2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$57.84	$66.06	$70.56	$77.09	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26
Natural gas (per MMBtu)	$3.44	$2.88	$4.28	$4.74	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58
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
2023 Highlights and Future Considerations
Earthstone Merger
On August 21, 2023, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Earthstone Energy, Inc. (“Earthstone”) pursuant to which Permian Resources acquired Earthstone (the “Earthstone Merger”). On November 1, 2023 the Earthstone Merger was completed and we issued 161.0 million shares of our Class A Common Stock and 49.5 million shares of our Class C Common Stock to Earthstone stockholders under the terms of the Merger Agreement, and we also assumed Earthstone’s debt upon closing of the Merger, which consisted of $1.05 billion of senior notes and all borrowings outstanding under its credit facility at closing. Based on the closing price of our Class A Common Stock on the closing date of the Merger, November 1, 2023, the preliminary value of the share consideration was approximately $3.0 billion.
Under the terms of the Merger Agreement (i) each share of Earthstone Class A Common Stock was converted into 1.446 shares (the “Exchange Ratio”) of Permian Resources Class A Common Stock, (ii) each share of Earthstone Class B Common Stock was converted into 1.446 shares of Permian Resources Class C Common Stock, (iii) each common unit of Earthstone Energy Holdings, LLC, a subsidiary of Earthstone (“Earthstone OpCo”) representing limited liability company membership interests in Earthstone OpCo were converted into common units of OpCo (“Common Unit”), equal to the Exchange Ratio, and (iv) all existing shares of Permian Resources Common Stock remained outstanding.
Upon the successful closing of the Earthstone Merger, we acquired approximately 223,000 net leasehold acres in the Permian Basin, we increased our acreage position to over 400,000 net acres, and our production will aggregate approximately 300,000 Boe per day. We believe that the Earthstone Merger will drive accretion across our key financial and operating metrics over the long term, enhance our shareholder returns, improve capital efficiency, add significant core inventory and provide increased acreage to our position in the Permian Basin.
Although this Quarterly Report on Form 10-Q was filed after the completion of the Earthstone Merger, information set forth herein only relates to the results of operations for Permian Resources for the quarter and year-to-date periods ended September 30, 2023 and 2022 and does not include any operational or financial information for Earthstone for such periods.
2023 Bolt-On Acquisition
On February 16, 2023, we completed an acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of our existing core acreage blocks in Lea County, New Mexico.
2023 SWD Divestiture
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

Return of Capital Program
During each of the first three quarters of 2023, we declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo (each of which has an underlying share of Class C Common Stock). Additionally, during the second and third quarters of 2023, our Board of Directors declared a variable cash dividend of $0.05 per share of Class A Common Stock and a variable cash distribution of $0.05 per Common Unit of OpCo. The cash dividends and distributions paid totaled $143.1 million for the nine months ended September 30, 2023.
During the first and third quarters of 2023, we paid in aggregate $57.3 million to repurchase a total of 5.0 million Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing
On September 12, 2023, we issued $500.0 million of 7.00% senior notes due 2032 (the “2032 Senior Notes”) in a 144A private placement that resulted in net proceeds of $491.9 million, after deducting $8.1 million of debt issuance costs. The 2032 Senior Notes were issued at par with the net proceeds being used to repay debt outstanding under our credit facility, including amounts assumed in connection with the closing of the Earthstone Merger.
On September 1, 2023, we entered into the fourth and fifth amendments to the Credit Agreement (the “Fourth Amendment” and the “Fifth Amendment”). The Fourth Amendment expanded the waiver of the automatic reduction of the borrowing base under the Credit Agreement to, among other things, allow for the assumption (or the issuance, in certain circumstances) of up to $1.05 billion principal amount of Permitted Senior Unsecured Notes (as defined in the Credit Agreement) to refinance debt that may be assumed pursuant to the Earthstone Merger and otherwise allow for the issuance of Permitted Senior Unsecured Notes up to an aggregate principal amount of $1.0 billion. The Fifth Amendment, among other things, waives compliance with certain restrictive covenants to enable the Earthstone Merger, subject to customary conditions. In addition, the Fifth Amendment increases the aggregate elected commitments from $1.5 billion to $2.0 billion. The Fifth Amendment is effective as of the closing date of the Earthstone Merger on November 1, 2023.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2023	2022	$	%
Net revenues (in thousands):
Oil sales	$660,445	$397,187	$263,258	66%
Natural gas sales(1)	38,354	93,455	(55,101)	(59)%
NGL sales(2)	59,742	59,136	606	1%
Oil and gas sales	$758,541	$549,778	$208,763	38%

Average sales prices:
Oil (per Bbl)	$79.92	$89.02	$(9.10)	(10)%
Effect of derivative settlements on average price (per Bbl)	0.69	(2.71)	3.40	125%
Oil including the effects of hedging (per Bbl)	$80.61	$86.31	$(5.70)	(7)%

Average NYMEX WTI price for oil (per Bbl)	$82.26	$91.56	$(9.30)	(10)%
Oil differential from NYMEX	(2.34)	(2.54)	0.20	8%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$1.93	$6.57	$(4.64)	(71)%
Effect of derivative settlements on average price (per Mcf)	0.16	(1.41)	1.57	111%
Natural gas including the effects of hedging (per Mcf)	$2.09	$5.16	$(3.07)	(59)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.58	$7.96	$(5.38)	(68)%
Natural gas differential from NYMEX	(0.65)	(1.39)	0.74	53%

NGL price excluding the effects of GP&T (per Bbl)(2)	$23.67	$36.21	$(12.54)	(35)%

Net production:
Oil (MBbls)	8,264	4,462	3,802	85%
Natural gas (MMcf)	26,068	14,216	11,852	83%
NGL (MBbls)	3,212	1,633	1,579	97%
Total (MBoe)(3)	15,821	8,464	7,357	87%

Average daily net production:
Oil (Bbls/d)	89,824	48,499	41,325	85%
Natural gas (Mcf/d)	283,351	154,520	128,831	83%
NGL (Bbls/d)	34,917	17,751	17,166	97%
Total (Boe/d)(3)	171,966	92,003	79,963	87%

(1)    Natural gas sales for the three months ended September 30, 2023 include $12.0 million of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales and zero for the three months ended September 30, 2022. Natural gas average sales price, however, excludes $0.46 per Mcf of such GP&T charges for the three months ended September 30, 2023.
(2)    NGL sales for the three months ended September 30, 2023 include $16.3 million of GP&T that are reflected as a reduction to NGL sales and zero for the three months ended September 30, 2022. NGL average sales price, however, excludes $5.07 per Bbl of such GP&T charges for the three months ended September 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2023 were $208.8 million (or 38%) higher than total net revenues for the three months ended September 30, 2022. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 85%, 83% and 97%, respectively, between periods. The increase in oil production resulted from placing 160 wells online since the third quarter of 2022 as compared to 67 wells brought online since the third quarter of 2021. Oil production also benefited from wells acquired in the Colgate Merger, which added 1,436 MBbls of net oil production for the three months ended September 30, 2023 compared to 942 MBbls of net oil production to the three months ended September 30, 2022. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 83% and 97% respective increases in gas and NGL volumes between periods. Additionally, certain primary processors of our raw gas operated in full ethane-recovery mode during the third quarter of 2023, as compared to operating in partial ethane-recovery mode during the 2022 period, which resulted in a lower percentage of natural gas volumes and a higher percentage of NGLs being recovered from our wet gas stream during the 2023 period.
These increases were partially offset by decreases in the average realized sales prices for oil, natural gas and NGLs, which decreased 10%, 71% and 35%, respectively, in the third quarter of 2023 compared to the same 2022 period. The 10% decrease in the average realized oil price was mainly the result of 10% lower NYMEX crude prices between periods. The average realized sales price of natural gas decreased 71% mainly due to 68% lower average NYMEX gas prices between periods as well as a larger proportional gas differential in the third quarter of 2023 compared to the same 2022 period. The 35% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the third quarter of 2023 as compared to the third quarter of 2022. The market prices for oil and natural gas have been impacted by global supply and demand constraints for oil and gas throughout 2022 and 2023 as discussed in the market conditions section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2023	2022	Change	%
Operating costs (in thousands):
Lease operating expenses	$85,810	$40,944	$44,866	110%
Severance and ad valorem taxes	58,942	41,745	17,197	41%
Gathering, processing and transportation expenses	20,731	30,022	(9,291)	(31)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.42	$4.84	$0.58	12%
Severance and ad valorem taxes (% of revenue)	7.8%	7.6%	0.2%	3%
Gathering, processing and transportation expenses (per Boe)	$1.31	$3.55	$(2.24)	(63)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended September 30, 2023 increased $44.9 million compared to the three months ended September 30, 2022. Higher LOE for the third quarter of 2023 was primarily related to (i) additional costs associated with the 309 gross operated horizontal wells acquired in the Colgate Merger on September 1, 2022, that operated for three months during the third quarter of 2023 compared to one month during the third quarter of 2022; and (ii) higher fixed and semi-variable well costs, such as water disposal, monthly equipment rentals, repair work, electricity, wellhead chemical costs and labor, which all stemmed from the new wells drilled and their associated production increase between periods.
LOE per Boe was $5.42 for the third quarter of 2023, which represents an increase of $0.58 per Boe (or 12%) from the third quarter of 2022. This increase was primarily driven by higher water disposal rates between periods, resulting from the sale of our operated saltwater disposal wells and associated produced water infrastructure in March 2023 (see Note 2—Acquisitions and Divestitures for additional information on this divestiture).
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2023 increased $17.2 million compared to the three months ended September 30, 2022. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the third quarter of 2023 increased $12.6 million compared to the same 2022 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes likewise increased between periods but by $4.6 million, mainly due to higher tax assessment rates on our oil and gas reserve values. Additionally, for the three months ended September 30, 2023 we incurred three months of ad valorem taxes on the proved developed properties acquired in the Colgate Merger on September 1, 2022, as compared to one month of Colgate’s ad valorem taxes during the three months ended September 30, 2022.

Severance and ad valorem taxes as a percentage of total net revenues increased to 7.8% for the three months ended September 30, 2023 as compared to 7.6% for the same prior year quarter. This slight increase in rate was the result of higher ad valorem taxes as discussed above, as well as net revenues being driven lower by a large portion of our GP&T costs being deducted from gas and NGL revenues during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This decrease in net revenues resulted in severance and ad valorem taxes as a percentage of total net revenues to increase period over period. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.
Gathering, Processing and Transportation Expenses. GP&T for the three months ended September 30, 2023 decreased $9.3 million as compared to the three months ended September 30, 2022. Additionally, GP&T decreased on a per Boe basis from $3.55 for the third quarter of 2022 to $1.31 for the third quarter of 2023. This decrease is due to the majority of our GP&T costs being recognized as a reduction to our gas and NGL revenues in the third quarter of 2023, while 100% of our GP&T costs were recognized as GP&T expense in the prior year period. This change in GP&T costs classification is required under ASC Topic 606, Revenue from contracts with Customers, due to the majority of gas processing contracts acquired in the Colgate Merger, as well as two of our existing gas processing contracts that were amended and went into effect in November 2022, transferring control of our raw gas at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2023	2022
Depreciation, depletion and amortization	$236,204	$109,500
Depreciation, depletion and amortization per Boe	$14.93	$12.94
For the three months ended September 30, 2023, DD&A expense amounted to $236.2 million, an increase of $126.7 million over the same 2022 period. The primary factor contributing to higher DD&A expense in 2023 was the increase in our overall production volumes between periods, which increased DD&A expense by $95.2 million, while our higher DD&A rate of $14.93 per BOE increased DD&A expense by $31.5 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. Our DD&A rate increased $1.99 per Boe between periods due to (i) the finding and development rate associated with our successful drilling and completion program over the trailing twelve months and (ii) downward revisions to proved oil and gas reserves since Q3 2022.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022
Cash general and administrative expenses	$18,886	$15,106
Stock-based compensation - equity awards	15,633	48,197
Stock-based compensation - liability awards	—	(29,301)
Stock-based compensation - cash settled awards	—	9,385
General and administrative expenses	$34,519	$43,387

G&A expenses for the three months ended September 30, 2023 were $34.5 million compared to $43.4 million for the three months ended September 30, 2022. Lower G&A in the third quarter of 2023 was mainly the result of a $12.6 million decrease in total stock-based compensation between periods. This decrease was the result of (i) a decrease of $9.4 million in stock-based compensation related to awards that were fully vested and settled in cash during the third quarter of 2022 with no such settlements occurring in the 2023 period; (ii) a $2.1 million reduction in stock-based compensation for performance stock units (“PSUs”), mainly related to certain awards that were modified and reclassified from liability to equity during the third quarter of 2022; and (iii) a decrease of $1.1 million in stock-based compensation for the accelerated vesting of certain awards for officer and employee terminations stemming from the Colgate Merger between quarters. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards. These decreases were partially offset by an increase of $3.8 million in cash G&A between periods mainly related to (i) higher payroll and employee-related costs associated with our elevated G&A headcount, which increased from a monthly average of 129 for the three months ended September 30, 2022 to 179 for the three months ended September 30, 2023 following the Colgate Merger; and (ii) higher professional and legal fees between periods.
Merger and integration expense. Merger and integration expense for the three months ended September 30, 2023 was $10.4 million compared to $59.3 million for the three months ended September 30, 2022. This period over period decrease relates to (i) $48.4 million of bankers’ advisory, legal and consultancy fees relating to the closing of the Colgate Merger in the third quarter of 2022; and (ii) $10.1 million in lower severance and related benefits associated with employee terminations that occurred in connection with the Colgate Merger. These decreases were slightly offset by an increase of $9.7 million in legal, consultancy and accounting fees incurred during the third quarter of 2023 associated with the Earthstone Merger.
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022
Geological and geophysical costs	$2,132	$1,768
Stock-based compensation - equity awards	387	572
Other expenses	2,512	12
Exploration and other expenses	$5,031	$2,352
Exploration and other expenses were $5.0 million for the three months ended September 30, 2023 compared to $2.4 million for the three months ended September 30, 2022. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to higher G&G costs for seismic studies and G&G personnel costs and $0.6 million in costs incurred in 2023 associated with a nonrecurring legal settlement.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022
Credit facility	$7,067	$4,068
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	5,813	1,938
6.875% Senior Notes due 2027	6,125	6,125
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	3,427
7.00% Senior Notes due 2032	1,847	—
Amortization of debt issuance costs and debt discount	5,580	8,620
Interest capitalized	(1,657)	(641)
Financing lease interest obligation	256	—
Total	$40,582	$28,807

Interest expense increased $11.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to (i) $10.7 million in additional interest costs on the senior notes we assumed in the Colgate Merger; (ii) $3.0 million in higher interest incurred on our Credit Agreement due to additional borrowings outstanding and higher interest rates during the 2023 period; and (iii) $1.8 million in additional interest incurred for the senior notes issued in the third quarter of 2023.
Our weighted average borrowings outstanding under our Credit Agreement were $317.3 million and $263.6 million for the three months ended September 30, 2023 and 2022, respectively. Our Credit Agreement’s weighted average effective interest rate increased to 7.4% from 4.9% for the three months ended September 30, 2023 and 2022, respectively, due to higher rates on our variable-rate borrowings between periods.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022
Realized cash settlement gains (losses)	$9,891	$(32,195)
Non-cash mark-to-market derivative gain (loss)	(161,672)	213,503
Total	$(151,781)	$181,308
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2023	2022
Income (loss) before income taxes	$114,583	$374,673
Income tax (expense) benefit	(16,254)	(31,169)
Our provisions for income taxes for the three months ended September 30, 2023 and 2022 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; (iii) state income taxes; and (iv) changes during the period in our deferred tax asset valuation allowance, if any.
For the three months ended September 30, 2023, we generated pre-tax net income of $114.6 million and recorded income tax expense of $16.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.
For the three months ended September 30, 2022, we generated pre-tax net income of $374.7 million and recorded income tax expense of $31.2 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was (i) the portion of pre-tax income that was attributable to our non-controlling interest partners and (ii) the partial release of our deferred tax valuation allowance due to the generation of net income.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	$	%
Net revenues (in thousands):
Oil sales	$1,734,057	$1,009,545	$724,512	72%
Natural gas sales(1)	94,123	200,503	(106,380)	(53)%
NGL sales(2)	170,027	159,661	10,366	6%
Oil and gas sales	$1,998,207	$1,369,709	$628,498	46%

Average sales prices:
Oil (per Bbl)	$75.42	$93.93	$(18.51)	(20)%
Effect of derivative settlements on average price (per Bbl)	2.51	(9.91)	12.42	125%
Oil including the effect of hedging (per Bbl)	$77.93	$84.02	$(6.09)	(7)%

Average NYMEX WTI price for oil (per Bbl)	$77.39	$98.10	$(20.71)	(21)%
Oil differential from NYMEX	(1.97)	(4.17)	2.20	53%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$1.66	$5.72	$(4.06)	(71)%
Effect of derivative settlements on average price (per Mcf)	0.41	(1.20)	1.61	134%
Natural gas including the effects of hedging (per Mcf)	$2.07	$4.52	$(2.45)	(54)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.46	$6.65	$(4.19)	(63)%
Natural gas differential from NYMEX	(0.80)	(0.93)	0.13	14%

NGL price excluding the effects of GP&T (per Bbl)(2)	$23.69	$42.20	$(18.51)	(44)%

Net production:
Oil (MBbls)	22,994	10,748	12,246	114%
Natural gas (MMcf)	75,134	35,082	40,052	114%
NGL (MBbls)	9,241	3,784	5,457	144%
Total (MBoe)(3)	44,758	20,378	24,380	120%

Average daily net production:
Oil (Bbls/d)	84,225	39,369	44,856	114%
Natural gas (Mcf/d)	275,215	128,504	146,711	114%
NGLs (Bbls/d)	33,852	13,859	19,993	144%
Total (Boe/d)(3)	163,946	74,646	89,300	120%

(1)    Natural gas sales for the nine months ended September 30, 2023 include $30.7 million of GP&T that are reflected as a reduction to natural gas sales and zero for the nine months ended September 30, 2022. Natural gas average sales price, however, excludes $0.41 per Mcf of such GP&T charges for the nine months ended September 30, 2023.
(2)    NGL sales for the nine months ended June 30, 2023 include $48.9 million of GP&T that are reflected as a reduction to NGL sales and zero for the nine months ended September 30, 2022. NGL average sales price, however, excludes $5.29 per Bbl of such GP&T charges for the nine months ended September 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2023 were $628.5 million, or 46%, higher than total net revenues for the nine months ended September 30, 2022. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 114%, 114%, and 144%, respectively, between periods. The oil production volume increase resulted from placing 160 wells online production since the third quarter of 2022 as compared to 67 wells brought online since the third quarter of 2021. Oil production in the current period also benefited from wells acquired in the Merger with Colgate, which added 4,911 MBbls of net oil production for the nine months ended September 30, 2023 compared to the 942 MBbls of net oil production for the nine months ended September 30, 2022 These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 114% and 144%, respective, increase in gas and NGL volumes between periods. Additionally, certain primary processors of our raw gas operated in higher ethane-recovery mode during the first nine months of 2023 as compared to the 2022 period, which resulted in a lower percentage of natural gas volumes and a higher percentage of NGLs being recovered from our wet gas stream during the 2023 period.
These increases were partially offset by decreases in the average realized sales prices for oil, natural gas and NGLs, which decreased 20%, 71%, and 44%, respectively, in the first nine months of 2023 compared to the same 2022 period. The 20% decrease in the average realized oil price was mainly the result of 21% lower NYMEX crude prices between periods, slightly offset by improved oil differentials. The average realized sales price of natural gas decreased 71% due to 63% lower average NYMEX gas prices between periods as well as a larger proportional gas differential in the first nine months of 2023 compared to the same 2022 period. The 44% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products for the first nine months of 2023 as compared to the first nine months of 2022. The market prices for oil and natural gas have been impacted by global supply and demand constraints for oil and gas throughout 2022 and 2023 as discussed in the market conditions section above.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	Change	%
Operating costs (in thousands):
Lease operating expenses	$243,333	$98,578	$144,755	147%
Severance and ad valorem taxes	156,378	101,491	54,887	54%
Gathering, processing and transportation expenses	57,966	77,669	(19,703)	(25)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.44	$4.84	$0.60	12%
Severance and ad valorem taxes (% of revenue)	7.8%	7.4%	0.4%	5%
Gathering, processing and transportation expenses (per Boe)	$1.30	$3.81	$(2.51)	(66)%
Lease Operating Expenses. LOE for the nine months ended September 30, 2023 increased $144.8 million compared to the nine months ended September 30, 2022. Higher LOE for the first nine months of 2023 was primarily related to (i) additional costs associated with the 309 gross operated horizontal wells acquired in the Colgate Merger on September 1, 2022 that operated for the entire period during the first nine months of 2023 compared to one month for the first nine months of 2022; and (ii) higher fixed and semi-variable well costs, such as water disposal, monthly equipment rentals, repair work, wellhead chemical costs, labor, and electricity that all stemmed from new wells drilled and the associated production increase between periods.
LOE per Boe was $5.44 for the nine months ended September 30, 2023, which represents an increase of $0.60 per Boe (or 12%) from the nine months ended September 30, 2022. This increase was primarily driven by per Boe increases associated with higher water disposal rates between periods, resulting from the sale of our operated saltwater disposal wells and associated produced water infrastructure in March 2023 (see Note 2—Acquisitions and Divestitures for additional information on the divestiture).
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2023 increased $54.9 million compared to the nine months ended September 30, 2022. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2023 increased $38.3 million compared to the same 2022 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes likewise increased between periods but by $16.6 million due to higher tax assessments on our oil and gas reserve values. Additionally, for the nine months ended September 30, 2023 we incurred nine months of ad valorem taxes on the proved developed properties acquired in the Colgate Merger on September 1, 2022 as compared to one month of Colgate’s ad valorem taxes during the nine months ended September 30, 2022.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.8% for the first nine months of 2023 as compared to 7.4% for the same 2022 period. This increase in rate was the result of higher ad valorem taxes as discussed above, as well as net revenues being driven lower by a large portion of our GP&T costs being deducted from gas and NGL revenues during the first nine months of 2023 compared to the first nine months of 2022. This decrease in net revenues resulted in severance and ad valorem taxes as a percentage of total net revenues to increase period over period. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.
Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2023 decreased $19.7 million compared to the nine months ended September 30, 2022. Additionally, GP&T decreased on a per Boe basis from $3.81 for the first nine months of 2022 to $1.30 for the same 2023 period. This decrease is due to the majority of our GP&T costs being recognized as a reduction to our gas and NGL revenues in the first nine months of 2023, while 100% of our GP&T costs were recognized as GP&T expense in the prior year period. This change in GP&T costs classification is required under ASC Topic 606, Revenue from contracts with Customers, due to the majority of gas processing contracts acquired in the Colgate Merger, as well as one of our existing processing contracts that were amended and went into effect in November 2022, transferring control of our raw gas at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 13—Revenues for additional information on our natural gas gathering and processing contracts.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2023	2022
Depreciation, depletion and amortization	$640,149	$262,626
Depreciation, depletion and amortization per Boe	$14.30	$12.89
For the nine months ended September 30, 2023, DD&A expense amounted to $640.1 million, an increase of $377.5 million over the same 2022 period. The primary factor contributing to higher DD&A expense in 2023 was the increase in our overall production volumes between periods, which increased DD&A expense by $314.2 million during the first nine months of 2023, while higher DD&A rates between periods increased DD&A expense by $63.3 million for the nine months ended September 30, 2023.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. Our DD&A rate increased $1.41 per Boe between periods due to (i) the finding and development rate associated with our successful drilling and completion program over the trailing twelve months and (ii) downward revisions to proved oil and gas reserves since Q3 2022.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash general and administrative expenses	$55,347	$39,309
Stock-based compensation expense - equity awards	67,382	59,417
Stock-based compensation expense - liability awards	—	(24,174)
Stock-based compensation expense - cash settled awards	—	9,385
General and administrative expenses	$122,729	$83,937
G&A expenses for the nine months ended September 30, 2023 were $122.7 million compared to $83.9 million for the nine months ended September 30, 2022. Higher G&A for the first nine months of 2023 was the result of a $22.8 million increase in total stock-based compensation expense between periods. This increase was largely due to (i) a $24.2 million increase in stock-based compensation related to liability classified awards that were settled or reclassified as equity in 2022 (we no longer have any liability based equity awards outstanding); and (ii) an increase of $8.0 million in equity awards compensation costs associated with the acceleration of certain awards during the first nine months of 2023 for officer and employee exits stemming from the Colgate Merger. This was partially offset by a decrease of $9.4 million related to stock-based compensation awards that were fully vested and settled in cash during nine months ended September 30, 2022 with no such settlements occurring in the 2023 period. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards. Additionally, cash G&A increased $16.0 million between periods. This increase was mainly related to (i) higher payroll and employee-related costs associated with our G&A headcount, which increased from a year to date monthly average of 115 as of September 30, 2022 to

171 as of September 30, 2023 stemming from the 2022 Colgate Merger; (ii) higher professional and legal fees between periods; and (iii) higher rent and office expenses between periods associated with the higher headcount.
Merger and integration expense. Merger and integration expense for the nine months ended September 30, 2023 was $28.1 million compared to $65.0 million during the nine months ended September 30, 2022. This period over period decrease relates to $50.2 million in bankers’ advisory, legal and consultancy fees relating to the closing of the Colgate Merger during the nine months ended September 30, 2022. This decrease was slightly offset by (i) an increase of $9.7 million in legal, consultancy and accounting fees incurred during the nine months ended September 30, 2023 associated with the Earthstone Merger; and (ii) $3.7 million in higher severance and related benefits associated with employee terminations that occurred in connection with the Colgate Merger.
Impairment and Abandonment Expense. During the nine months ended September 30, 2023, impairment and abandonment expense was $0.7 million as compared to $3.6 million during the nine months ended September 30, 2022. Both periods consist solely of amortization of leasehold expiration costs associated with individually insignificant unproved properties.
Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Geological and geophysical costs	$8,204	$5,005
Stock-based compensation - equity awards	2,203	1,554
Other expenses	4,261	54
Exploration and other expenses	$14,668	$6,613
Exploration and other expenses were $14.7 million for the nine months ended September 30, 2023 compared to $6.6 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to (i) $1.8 million in increased costs incurred on G&G projects and seismic studies; (ii) $1.5 million in costs incurred in 2023 associated with nonrecurring legal settlements; (iii) $1.5 million in higher G&G personnel costs associated with increased headcount; and (iv) $0.6 million in higher stock-based compensation related to accelerated vesting of employees terminated in connection with the Colgate Merger.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Credit facility	$23,226	$5,717
5.375% Senior Notes due 2026	11,667	11,667
7.75% Senior Notes due 2026	17,439	1,938
6.875% Senior Notes due 2027	18,375	18,375
3.25% Convertible Senior Notes due 2028	4,143	4,143
5.875% Senior Notes due 2029	30,843	3,427
7.00% Senior Notes due 2032	1,847	—
Amortization of debt issuance costs and debt discount	11,858	12,846
Interest capitalized	(5,774)	(1,826)
Financing lease interest obligation	561	—
Total	$114,185	$56,287
Interest expense was $57.9 million higher for the nine months ended September 30, 2023 compared to the same 2022 period mainly due to (i) $42.9 million in additional interest costs on the senior notes we assumed in the Colgate Merger; and (ii) $17.5 million higher interest incurred on our Credit Agreement due to additional borrowings outstanding and higher interest rates during the 2023 period.
Our weighted average borrowings outstanding under our Credit Agreement were $380.5 million versus $99.8 million for the first nine months of 2023 and 2022, respectively. Our Credit Agreement’s weighted average effective interest rate was 7.0% and 3.4% for the nine months ended September 30, 2023 and 2022, respectively, due to higher rates on our variable-rate borrowings between periods.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Realized cash settlement gains (losses)	$88,905	$(148,721)
Non-cash mark-to-market derivative gain (loss)	(165,573)	166,372
Total	$(76,668)	$17,651
Income Tax (Expense) Benefit. The following table summarizes our pre-tax income (loss) and income tax (expense) benefit for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Income (loss) before income taxes	$544,140	$630,564
Income tax (expense) benefit	(77,056)	(79,432)
Our provisions for income taxes for the first nine months of 2023 and 2022 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income (loss) primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; (iii) state income taxes; and (iv) any changes during the period in our deferred tax asset valuation allowance.
For the nine months ended September 30, 2023 we generated pre-tax net income of $544.1 million and recorded income tax expense of $77.1 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.
For the nine months ended September 30, 2022, we generated pre-tax net income of $630.6 million and recorded income tax expense of $79.4 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was (i) the portion of pre-tax income that was attributable to our non-controlling interest partners and (ii) the partial release of our deferred tax valuation allowance due to the generation of net income.

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
    We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for the nine months ended September 30, 2023 were $1.1 billion. We expect our total drilling, completion and facilities capital expenditures budget for 2023 to be between $1.25 billion to $1.45 billion. We funded our capital expenditures for the nine months ended September 30, 2023 entirely from cash flows from operations, and we expect to fund the remainder of our 2023 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
Because we are the operator of a high percentage of our acreage, we can control the amount and timing of our capital expenditures. Accordingly, we can choose to defer or accelerate a portion of our planned capital expenditures depending on a variety of factors, including but not limited to: prevailing and anticipated prices for oil and natural gas; oil storage or transportation constraints; the success of our drilling activities; the availability of necessary equipment, infrastructure and capital; the receipt and timing of required regulatory permits and approvals; seasonal conditions; property or land acquisition costs; and the level of participation by other working interest owners.
In August 2023, we announced our merger with Earthstone, and it was completed on November 1, 2023. As a result of the Earthstone Merger, our future operational plans, cash flows and leverage profile, among others things, as a combined entity will change, and such changes will initially include (i) assuming $1.05 billion of Earthstone’s senior notes, (ii) refinancing Earthstone’s credit facility borrowings outstanding at closing with borrowings under our facility, and (iii) funding of transaction costs incurred related to the Earthstone Merger. Additionally, during the third quarter of 2023, we issued $500.0 million of 7.00% 2032 Senior Notes, with the net proceeds being used to repay indebtedness outstanding under our credit facility, including a portion of the debt we assumed upon closing of the Earthstone Merger.
We plan to return capital to shareholders through a combination of base dividends plus a variable return program, including variable dividends, share repurchases or a combination of both. During the first three quarters of 2023, we declared a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo. In addition, during the second and third quarters of 2023, our Board of Directors also declared variable cash dividends of $0.05 per share of Class A Common Stock and variable cash distributions of $0.05 per Common Unit of OpCo. The cash dividends and distributions paid to common unitholders totaled $143.1 million for the nine months ended September 30, 2023. Additionally, we repurchased 5.0 million shares of Class C Common Stock for $57.3 million under our stock repurchase program during the nine months ended September 30, 2023.
    The stock repurchase program can be used to reduce our shares of Common Stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$1,367,505	$843,376
Net cash used in investing activities	(1,095,187)	(896,438)
Net cash provided by (used in) financing activities	(129,973)	89,194
For the nine months ended September 30, 2023, we generated $1.4 billion of cash from operating activities, an increase of $524.1 million from the same period in 2022. Cash provided by operating activities increased primarily due to higher production volumes, lower GP&T expenses, higher cash settlements on derivatives and lower merger and integration expense for the nine months ended September 30, 2023 as compared to the same 2022 period. These increasing factors were partially offset by lower realized prices for all commodities, higher lease operating expenses, severance and ad valorem taxes, and cash G&A expenses as well as the timing of collections on our receivables during the nine months ended September 30, 2023 as compared to the same 2022 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the nine months ended September 30, 2023, cash flows from operating activities, cash on hand, proceeds from the issuance of our 2032 Senior Notes and sales proceeds from divestitures together with contingent consideration of $119.2 million from the sale of oil and natural gas properties were used to: fund $1.1 billion of drilling and development cash expenditures; repay net borrowings of $385 million under our Credit Agreement; pay $143.1 million in dividends and cash distributions to holders of our Common Units; fund acquisitions of oil and gas properties of $116.9 million; repurchase $57.3 million of our common stock; and purchase an office building in Midland, Texas for $27.5 million.
During the nine months ended September 30, 2022, cash flows from operating activities and net borrowings under our revolving credit facility were used to finance $496.7 million of net cash consideration paid for the Colgate Merger, fund $397.9 million of drilling and development cash expenditures and repay $400.0 million of borrowings outstanding from Colgate’s credit facility that were assumed at closing.
Credit Agreement
OpCo, our consolidated subsidiary, has a Credit Agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 that as of September 30, 2023, had a borrowing base of $2.5 billion and elected commitments of $1.5 billion. The borrowing base will be redetermined by the lenders in their sole discretion during the fourth quarter of 2023 following the close of the Earthstone Merger and will include the increase in quantities of OpCo’s proved oil and natural gas reserves at that time. As of September 30, 2023, we had no borrowings outstanding and $1.5 billion in available borrowing capacity, net of $5.8 million in letters of credit outstanding.
On September 1, 2023, we entered into the fourth and fifth amendments to the Credit Agreement. The Fourth Amendment expanded the waiver of the automatic reduction of the borrowing base under the Credit Agreement to, among other things, allow for the assumption (or the issuance, in certain circumstances) of up to $1.05 billion principal amount of Permitted Senior Unsecured Notes (as defined in the Credit Agreement) to refinance debt that may be assumed pursuant to the Earthstone Merger and otherwise allow for the issuance of Permitted Senior Unsecured Notes up to an aggregate principal amount of $1.0 billion. The Fifth Amendment, among other things, waives compliance with certain restrictive covenants to enable the Earthstone Merger, subject to customary conditions. In addition, the Fifth Amendment increases the aggregate elected commitments from $1.5 billion to $2.0 billion. The Fifth Amendment is subject to and effective as of the closing date of the Earthstone Merger on November 1, 2023.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2023 and through the filing of this Quarterly Report. For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
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
Senior Notes
On September 12, 2023, OpCo issued $500.0 million of 7.00% Senior Notes due 2032 in a 144A private placement at par that resulted in net proceeds to OpCo of $491.9 million, after deducting $8.1 million debt issuance costs. Interest is payable on the 2032 Senior Notes semi-annually in arrears each January 15 and July 15.
On September 1, 2022, in connection with the Colgate Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at the Colgate Merger closing date and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). We recorded the acquired senior notes at their fair value as of the Colgate Merger closing, which were equal to 100% of par for the 2026 7.75% Senior Notes and 93.68% of par (a $49.3 million debt discount) for the 2029 Senior Notes.
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 Senior Notes” and, together with the 2032 Senior Notes, the 2026 5.375% Senior Notes, the 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes (the “Senior Secured Notes”). The Senior Secured Notes were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2023 and through the filing of this Quarterly Report.

For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2022 through September 30. 2023, there have not been any significant, non-routine changes in our contractual obligations other than the ground lease agreement entered into as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies and the issuance of the 2032 Senior Notes and their related interest obligations discussed in Note 4—Long-Term Debt.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2022 Annual Report.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects on us or our financial statements as of September 30, 2023.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2023, our oil and gas sales for the nine months ended September 30, 2023 would have moved up or down $173.4 million for each 10% change in oil prices per Bbl, $9.4 million for each 10% change in natural gas prices per Mcf, and $17.0 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2023 and additional contracts entered into through October 31, 2023. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of September 30, 2023.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2023 - December 2023	1,748,000	19,000	$82.93
	January 2024 - March 2024	1,820,000	20,000	77.54
	April 2024 - June 2024	1,820,000	20,000	76.34
	July 2024 - September 2024	1,840,000	20,000	75.19
	October 2024 - December 2024	1,840,000	20,000	74.19
	January 2025 - March 2025	990,000	11,000	73.51
	April 2025 - June 2025	1,001,000	11,000	72.27
	July 2025 - September 2025	1,012,000	11,000	71.09
	October 2025 - December 2025	1,012,000	11,000	70.03

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2023 - December 2023	644,000	7,000	$76.43	-	$92.70

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil basis differential swaps	October 2023 - December 2023	1,025,002	11,141	$0.63
	January 2024 - March 2024	1,820,000	20,000	0.86
	April 2024 - June 2024	1,820,000	20,000	0.86
	July 2024 - September 2024	1,840,000	20,000	0.86
	October 2024 - December 2024	1,840,000	20,000	0.86
	January 2025 - March 2025	450,000	5,000	0.95
	April 2025 - June 2025	455,000	5,000	0.95
	July 2025 - September 2025	460,000	5,000	0.95
	October 2025 - December 2025	460,000	5,000	0.95

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil roll differential swaps	October 2023 - December 2023	1,656,000	18,000	$1.16
	January 2024 - March 2024	1,820,000	20,000	0.58
	April 2024 - June 2024	1,820,000	20,000	0.58
	July 2024 - September 2024	1,840,000	20,000	0.57
	October 2024 - December 2024	1,840,000	20,000	0.57
	January 2025 - March 2025	450,000	5,000	0.35
	April 2025 - June 2025	455,000	5,000	0.35
	July 2025 - September 2025	460,000	5,000	0.35
	October 2025 - December 2025	460,000	5,000	0.35

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2023 - December 2023	1,413,628	15,366	$4.90
	January 2024 - March 2024	4,104,919	45,109	3.77
	April 2024 - June 2024	5,906,321	64,905	3.29
	July 2024 - September 2024	5,949,388	64,667	3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2023 - December 2023	6,210,000	67,500	$(1.30)
	January 2024 - March 2024	3,640,000	40,000	(0.52)
	April 2024 - June 2024	1,820,000	20,000	(0.67)
	July 2024 - September 2024	1,840,000	20,000	(0.66)
	October 2024 - December 2024	1,840,000	20,000	(0.64)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	October 2023 - December 2023	1,840,000	20,000	$(0.30)
	January 2024 - March 2024	3,640,000	40,000	0.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(4)
Natural gas collars	October 2023 - December 2023	6,636,372	72,134	$3.66	-	$8.22
	January 2024 - March 2024	3,175,081	34,891	3.36	-	9.44
	April 2024 - June 2024	1,373,679	15,095	3.00	-	6.45
	July 2024 - September 2024	1,410,612	15,333	3.00	-	6.52
	October 2024 - December 2024	1,426,101	15,501	3.25	-	7.30

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

Changes in the fair value of derivative contracts from December 31, 2022 to September 30, 2023, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2022	$114,466
Commodity hedge contract settlement payments, net of any receipts	(88,905)
Cash and non-cash mark-to-market gains on commodity hedge contracts(1)	(76,668)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2023	$(51,107)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2023 would cause a $109.6 million increase or $109.0 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of September 30, 2023 would cause a $3.0 million increase or $3.3 million decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under our revolving credit facility. As of September 30, 2023, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The long-term debt balance of $2.3 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. Except as discussed herein, we are not aware of any material environmental claims existing as of September 30, 2023 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
In the third quarter of 2023, we entered into a Stipulated Final Order (the “Order”) to resolve a flaring violation detected by the Oil Conservation Division (“OCD”) in the State of New Mexico. To resolve the alleged violations, the OCD and Permian Resources jointly agreed to the Order, which assessed penalties in the amount of $600,000. We have paid this penalty and implemented programs to meet the requirements of the OCD and are in the process of correcting any identified deficiencies.
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
We may be unable to integrate the business of the Company and Earthstone successfully or realize the anticipated benefits of the Earthstone Merger.
The Earthstone Merger involved the combination of two companies that operated as independent public companies until November 1, 2023. The combination of two independent businesses is complex, costly and time consuming, and we will be required to continue to devote significant management attention and resources to integrating the business practices and operations of Earthstone into the Company. Potential difficulties that we may encounter as part of the integration process include the following:
•the inability to successfully combine the business of the Company and Earthstone in a manner that permits the combined company to achieve, on a timely basis, or at all, the enhanced revenue opportunities and cost savings and other benefits anticipated to result from the Earthstone Merger;

•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;
•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses associated with the Earthstone Merger.
Any of these issues could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies, our ability to achieve the anticipated benefits of the Earthstone Merger, our earnings or our business and financial results following the Earthstone Merger.
The financial forecasts disclosed in connection with the announcement of the Earthstone Merger are based on various assumptions that may not be realized.
The financial estimates disclosed in connection with the announcement of the Earthstone Merger were based on assumptions of, and information available to, our management when prepared, and these estimates and assumptions are subject to uncertainties, many of which are beyond our control and may not be realized. Many factors will be important in determining the Company’s future results following the Earthstone Merger. As a result of these contingencies, actual future results may vary materially from our estimates. In view of these uncertainties, these financial estimates should not be viewed as a representation that the forecasted results will necessarily reflect actual future results.
Our financial estimates were not prepared with a view toward public disclosure, and such financial estimates were not prepared with a view toward compliance with published guidelines of any regulatory or professional body. Further, any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation, other than as required by applicable law, to update the financial estimates to reflect events or circumstances after the date those financial estimates were prepared or to reflect the occurrence of anticipated or unanticipated events or circumstances.
The synergies attributable to the Earthstone Merger may vary from expectations.
We may fail to realize the anticipated benefits and synergies expected from the Earthstone Merger, which could adversely affect the Company’s business, financial condition and results of operations. The success of the Earthstone Merger will depend, in significant part, on the Company’s ability to successfully integrate the acquired business, grow the revenue of the Company and realize the anticipated strategic benefits and synergies from the acquisition. We believe that the acquisition will provide operational and financial scale, increasing free cash flow and an enhanced corporate rate of return. However, achieving these goals requires, among other things, realization of the targeted cost synergies expected from the Earthstone Merger. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than expected or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Earthstone Merger within the anticipated timing or at all, our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
July 1 - 31, 2023	—	$—	—	$470,582
August 1 - 31, 2023	—	$—	—	$470,582
September 1 - 30, 2023	2,200,000	$12.69	2,200,000	$442,661

(1)    The Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which was approved to run through December 31, 2024. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the third quarter of 2023, the Company repurchased 2,200,000 shares of Class C Common Stock at a weighted average price of $12.69 per common share for a total cost of $27.9 million. The shares that were repurchased were subsequently canceled by the Company.
(2)    The share repurchase was completed during a secondary offering from a selling shareholder. The average price paid was $13.05 per share less a 2.75% underwriting discount.
Item 5. Other Information
Trading Plans
On September 20, 2023, Brent Jensen, the Company’s Chief Accounting Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1. The plan provides for the potential sale of up to 383,707 shares of the Company’s Class A Common Stock between December 20, 2023 and July 31, 2024, subject to early termination for certain specified events set forth in the plan.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 21, 2023, among Permian Resources Corporation, Smits Merger Sub I Inc., Smits Merger Sub II LLC, Permian Resources Operating, LLC, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

4.1
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 1, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.2
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of September 1, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.3
Indenture, dated as of September 12, 2023, among Permian Resources Operating, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

4.4
Second Supplemental Indenture, dated as of September 5, 2023, by and among Read & Stevens, Inc., Permian Resources Operating, LLC (Colgate Energy Partners III, LLC’s successor), the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (7.75% Senior Notes due 2026) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.5
Second Supplemental Indenture, dated as of September 5, 2023, by and among Read & Stevens, Inc., Permian Resources Operating, LLC (Colgate Energy Partners III, LLC’s successor), the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (5.875% Senior Notes due 2029) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.6
Third Supplemental Indenture, dated as of September 5, 2023, by and among Read & Stevens, Inc., Permian Resources Operating, LLC (formerly known as Centennial Resource Production, LLC), the guarantors party thereto and UMB Bank, N.A., as Trustee (5.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.7
Third Supplemental Indenture, dated as of September 5, 2023, by and among Read & Stevens, Inc., Permian Resources Operating, LLC (formerly known as Centennial Resource Production, LLC), the guarantors party thereto and UMB Bank, N.A., as Trustee (6.875% Senior Notes due 2027) (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.8
Third Supplemental Indenture, dated as of September 5, 2023, by and among Read & Stevens, Inc., Permian Resources Operating, LLC (formerly known as Centennial Resource Production, LLC), the guarantors party thereto and UMB Bank, N.A., as Trustee (3.25% Exchangeable Senior Notes due 2028) (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

10.1
Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).

10.2
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc., William M. Hickey, III and James Walter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.3
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc., NGP XI US Holdings, L.P., NGP Pearl Holdings II, LLC and Luxe Energy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.4
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc. and Pearl Energy Investments, L.P., Pearl Energy Investments II, L.P. and Pearl CIII Holdings, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.5
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc. and Riverstone VI Centennial QB Holdings, L.P., REL US Centennial Holdings, LLC, Riverstone Non-ECI USRPI AIV, L.P. and Silver Run Sponsor, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.6
Voting and Support Agreement, dated August 21, 2023, by and among Earthstone Energy, Inc., Permian Resources Corporation, EnCap Energy Capital Fund VII, L.P., Bold Energy Holdings, LLC and EnCap Energy Capital Fund XI. L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.7
Voting and Support Agreement, dated August 21, 2023, by and among Earthstone Energy, Inc., Permian Resources Corporation, Cypress Investments, LLC and Broken Oak Investments, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023)

10.8
Registration Rights Agreement, dated August 21, 2023, by and among Permian Resources Corporation and the parties from time to time listed on the signature pages thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.9#	Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 24, 2023).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	November 8, 2023