Form 10-K
period 2023-12-31
Permian Resources Corp
filed 2024-02-29
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,940,481,909 based on the closing price of the shares of common stock on that date. While shares of Class C Common Stock are not listed for public trading, they are exchangeable for shares of Class A Common Stock at any time on a share-for-share basis, and the calculation of aggregate market value assumes all outstanding shares of Class C Common Stock were exchanged for Class A Common Stock as of June 30, 2023.
As of February 23, 2024, there were 540,951,732 shares of Class A Common Stock, par value $0.0001 per share outstanding and 230,910,435 shares of Class C Common Stock , par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2023.

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
Henry Hub price. A natural gas benchmark price quoted at settlement date average.
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
•our ability to realize the anticipated benefits and synergies from the Earthstone Merger and effectively integrate the acquired assets (as defined below);
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the development, production, gathering and sale of oil and natural gas. These risks include, but are not limited to, commodity price volatility, inflation, lack of availability of drilling and production equipment and services, risks relating to the merger of the Company with Earthstone Energy, Inc (the “Earthstone

Merger”), environmental risks, drilling and other operating risks, regulatory changes, the uncertainty inherent in estimating reserves and in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks described in Item 1A. Risk Factors in this Annual Report.
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
Should one or more of the risks or uncertainties described in this Annual Report occur, or underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
•Our producing properties are concentrated in the Permian Basin, making us vulnerable to risks associated with operating in a single geographic area.
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
•Any restrictions on oil and natural gas development on federal lands has the potential to adversely impact our operations.
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

Risks Related to the Earthstone Merger
•We may be unable to integrate the business of the Company and Earthstone successfully or realize the anticipated benefits of the Earthstone Merger.
•The financial forecasts disclosed in connection with the announcement of the Earthstone Merger are based on various assumptions that may not be realized.
•The synergies attributable to the Earthstone Merger may vary from expectations.

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on driving sustainable returns through the responsible acquisition, optimization and development of high-return crude oil and associated liquids-rich natural gas reserves. Throughout this Annual Report, unless the context otherwise indicates, all references to the “Company,” “Permian Resources,” “we,” “us,” or “our” refer to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”).
Our principal business objective is to deliver leading shareholder returns by leveraging our high-quality asset base and technical expertise to sustainably and responsibly develop our oil and natural gas resources to meet the world’s need for affordable, abundant energy. We intend to drive disciplined production growth through optimized development of our assets with the overall objective of improving our rates of return, generating sustainable free cash flow, maintaining a strong and flexible balance sheet and maximizing returns to our shareholders. We also look for opportunities to optimize our portfolio of high-return, long-life inventory through accretive acquisitions that meet our strategic and financial objectives.
Business Combinations
On November 1, 2023, we completed the merger (the “Earthstone Merger”) with Earthstone Energy, Inc. (“Earthstone”). Earthstone was an independent oil and gas company engaged in the operation and development of oil and natural gas properties. The Earthstone Merger added approximately 223,000 net leasehold acres and significant core inventory locations to our position in the Permian Basin in both Texas and New Mexico and was completed to drive long-term accretion across our key financial and operating metrics, enhance shareholder returns and improve capital efficiency. As a part of the Earthstone Merger consideration, approximately 161.2 million shares of our Class A Common Stock and 49.5 million shares of our Class C Common Stock (with underlying units of OpCo) were issued to Earthstone’s equity holders. Certain operational and financial information set forth in this Annual Report on Form 10-K does not include the activity of Earthstone for periods prior to the completion of the Earthstone Merger on November 1, 2023.

On September 1, 2022, we completed the merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). Colgate was an independent oil and gas exploration and development company with properties located in the Delaware Basin. The Colgate Merger was completed to provide increases to our operational and financial scale, drive accretion across our key financial and operating metrics, and enhance the combined company’s shareholder returns. As a part of the Merger consideration, 269.3 million shares of our Class C Common Stock and underlying units of OpCo were issued to Colgate’s equity holders. Certain operational and financial information set forth in this Annual Report on Form 10-K does not include the activity of Colgate for periods prior to the completion of the Colgate Merger on September 1, 2022.

Refer to Note 2—Business Combinations under Part II, Item 8 of this Annual Report for further information regarding the mergers.
Description of Our Properties
Our assets are concentrated in the core of the Permian Basin and consist of large, contiguous acreage blocks in West Texas and New Mexico. As of December 31, 2023, we have approximately 407,000 net leasehold acres and approximately 68,000 net royalty acres. Approximately 70% of our total acreage is located in Texas and the remaining 30% is located in New Mexico.

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
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows for the periods indicated:

	December 31, 2023	December 31, 2022	December 31, 2021
Proved developed reserves:
Oil (MBbls)	271,328	156,941	77,973
Natural gas (MMcf)	1,441,914	652,270	326,223
NGL (MBbls)	192,368	74,940	30,318
Total proved developed reserves (MBoe)(1)	704,015	340,593	162,662
Proved undeveloped reserves:
Oil (MBbls)	122,008	130,091	75,480
Natural gas (MMcf)	324,176	381,301	250,782
NGL (MBbls)	45,046	47,911	25,265
Total proved undeveloped reserves (MBoe)(1)	221,083	241,553	142,542
Total proved reserves:
Oil (MBbls)	393,336	287,032	153,453
Natural gas (MMcf)	1,766,090	1,033,571	577,005
NGL (MBbls)	237,414	122,851	55,583
Total proved reserves (MBoe)(1)	925,098	582,146	305,204

Proved developed reserves %	76%	59%	53%
Proved undeveloped reserves %	24%	41%	47%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$9,526.2	$9,425.6	$3,396.3
Discounted future income tax expense	1,581.5	2,289.1	481.2
Total proved pre-tax PV 10%(2)	$11,107.7	$11,714.7	$3,877.5

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Total proved pre-tax PV 10% (“Pre-tax PV 10%”) is a supplemental non-GAAP financial measure as defined by the U.S. Securities and Exchange Commission (“SEC”) and is derived from the standardized measure of discounted future net cash flows (the ‘‘Standardized Measure’’), which is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure. Pre-tax PV 10% is computed on the same basis as the Standardized Measure but without deducting future income taxes. We believe Pre-tax PV 10% is a useful measure for investors when evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our Pre-tax PV 10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. However, Pre-tax PV 10% is not a substitute for the Standardized Measure. Our Pre-tax PV 10% and Standardized Measure do not purport to present the fair value of our proved oil, NGL and natural gas reserves.

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves decreased by 20.5 MMBoe on a net basis from December 31, 2022 to December 31, 2023, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

(MBoe)	2023
Proved undeveloped reserves at January 1, 2023	241,553
Transfers to proved developed reserves	(91,234)
Revisions to previous estimates	(34,872)
Extensions and discoveries	47,947
Purchase of reserves in place	57,689
Proved undeveloped reserves at December 31, 2023	221,083
The decrease in proved undeveloped reserves was primarily attributable to converting 91.2 MMBoe of PUD reserves to proved developed reserves during 2023, for which we spent $870.6 million in capital expenditures. Additionally, total revisions to previous estimates reduced PUD reserves by a net amount of 34.9 MMBoe. Negative revisions during 2023 mainly related to (i) 22.3 MMBoe of PUD locations that were mainly reclassified to unproved reserves due to changes made to our development plan (ii) 7.6 MMBoe of downward revisions related to lowered estimates associated with timing and performance, and (iii) 5.0 MMBoe of reduced PUD reserves from lower average commodity prices for the year ended 2023. These decreases in proved undeveloped reserves were partially offset by adding 57.7 MMBoe of PUD reserves, the significant majority of which were from properties acquired in the Earthstone Merger on November 1, 2023 (Refer to Note 2—Business Combinations under Part II, Item 8 of this Annual Report for further details on the Earthstone Merger). Additionally, we added 47.9 MMBoe of PUD reserves during the year through extensions and discoveries as a result of our 2023 drilling results, which mainly related to new locations added in the various Bone Spring and Wolfcamp formations on the Company’s acreage position in the Delaware Basin. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 38% in 2023.
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
Controls over Reserve Estimation
We maintain adequate and effective internal controls over the reserve estimation process and the underlying data which the reserve estimates are based upon. Our reserves estimation process is coordinated by our internal reserves department, which consists of qualified petroleum engineers and is overseen by our Corporate Reserves Manager. Reserve information, including models and other technical data, are stored on a secured database on our network. Certain non-technical inputs used in the reserves estimation process such as ownership interest percentages, oil and natural gas production, commodity prices, price differentials, operating and development costs and plug and abandonment estimates are obtained by other departments. Annually, our internal reserves department prepares a preliminary reserve database and meets with NSAI to discuss the assumptions and methods to be used in the year-end proved reserve estimation process and to review field performance and our future development plans. Following this review, the reserve database and supporting data is furnished to NSAI for their independent estimates and final report.
Qualifications of Responsible Technical Persons
Our Corporate Reserves Manager, Joseph Jones, is responsible for overseeing the preparation of the reserves estimates. Mr. Jones has held this position at Permian Resources since September 2022 after formerly serving in a similar role for Colgate prior to the Colgate Merger and has over 10 years of relevant experience in reservoir engineering and reserve estimation. He holds a Bachelor of Science degree in petroleum engineering from Texas A&M University.
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
Production
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Net production:
Oil (MBbls)	35,560	18,235	11,701
Natural gas (MMcf)	119,182	59,692	40,741
NGL (MBbls)	15,569	6,750	3,752
Total (MBoe)(1)	70,992	34,934	22,243
Average sales price (excluding effect of hedges):
Oil (per Bbl)	$75.84	$88.95	$63.50
Natural gas price excluding the effects of GP&T (per Mcf)(2)	1.60	4.86	3.67
NGL price excluding the effects of GP&T (per Bbl)(3)	22.83	35.97	36.61
Total per Boe(1)	$45.68	$61.69	$46.30
Operating costs per Boe:
Lease operating expenses	$5.26	$4.92	$4.78
Severance and ad valorem taxes	3.39	4.46	3.02
Gathering, processing and transportation expenses	1.26	2.80	3.86

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Natural gas average sales price excludes $0.41 per Mcf of gathering, processing and transportation costs (“GP&T”) for the year ended December 31, 2023, $0.22 for the year ended December 31, 2022 and none for the year ended December 31, 2021.
(3)    NGL average sales price excludes $4.71 per Bbl of GP&T charges for the year ended December 31, 2023, $1.56 per Bbl for the year ended December 31, 2022 and none for the year ended December 31, 2021.
Productive Wells
As of December 31, 2023, we owned an approximate 83% average working interest in 2,577 gross (2,143 net) operated productive wells and an approximate 11% average working interest in 1,094 gross (120 net) non-operated productive wells. Our wells are primarily oil wells (3,150 gross, 2,018 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage
The following table sets forth information as of December 31, 2023 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Developed Acreage		Undeveloped Acreage		Total Acreage
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
433,957	345,390	109,534	61,663	543,491	407,053

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
The following table sets forth the gross and net undeveloped acreage, as of December 31, 2023, that will expire over the next five years unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements.

2024		2025		2026		2027		2028
Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
1,620	766	1,519	930	3,402	1,700	1,120	533	213	200
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

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	183	150.2	95	84.9	42	38.0
Dry(1)	2	1.8	3	2.8	—	—
	185	152.0	98	87.7	42	38.0
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
Total	185	152.0	98	87.7	42	38.0

(1)    The developmental dry hole category includes wells that were unsuccessful due to mechanical issues that occurred during drilling.
As of December 31, 2023, we had 23 gross (19.5 net) operated wells in the process of drilling and 45 gross (36.3 net) operated wells in the process of completion or waiting on completion.

Delivery Commitments
The table below summarizes our firm sales agreements for crude oil, which provides for gross firm sales over the contractual term:

	Oil Volume Commitments(1)
Period	Total (Bbl)	Daily (Bbls/d)
2024	10,610,000	29,000
2025	4,380,000	29,000
Total	14,990,000

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
These total oil volumes committed are subject to financial ship-or-pay penalties if such physical delivery commitments are not met. We believe our current production and reserves are sufficient to fulfill these physical delivery commitments, and production under the agreements is not tied to any specific property. Therefore, if our production is not sufficient to satisfy the firm delivery commitments above, we believe we can purchase sufficient volumes in the market at index-related prices to satisfy our commitments.
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
We normally sell production to a relatively small number of customers, as is customary in our business. The table below summarizes the purchasers that accounted for 10% or more of our total net revenues for the periods presented:

	Year Ended December 31,
	2023	2022	2021
BP America	20%	34%	50%
Shell Trading (US) Company	20%	21%	22%
Enterprise Crude Oil, LLC	30%	18%	—%
Kinetik Holdings Inc.	5%	8%	11%
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
We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental, health or safety incidents may occur or past non-compliance with environmental, health and safety laws or regulations may be discovered. In addition, governmental, scientific, and public concern over the threat of climate change arising from increasing global greenhouse gas (“GHG”) emissions has resulted in higher political and regulatory risks in the United States, including climate change related pledges made by certain administrations. President Biden has issued several executive orders focused on addressing climate change since taking office, which may impact the costs to produce, or demand for, oil and natural gas. Additionally, in November 2021, the Biden administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels; and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide. The Biden administration has also proposed certain changes to the leasing and permitting programs for oil and natural gas development on federal lands, including imposing bans on new oil and gas leasing, cancelling issued oil and gas leases, and removing public lands from future oil and gas leasing.
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
Hazardous Substances and Handling Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous solid wastes. Pursuant to rules issued by the EPA, states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes now classified as nonhazardous solid wastes could be classified as hazardous wastes in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain exploration and production related oil and natural gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes, or to sign a determination that revision of the regulations is not necessary. After undertaking its review, the EPA concluded in 2019 that it does not need to regulate exploration and production waste, and specifically “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of oil, gas or geothermal energy.” The EPA concluded that states are adequately regulating exploration and production waste under the Subtitle D provisions of RCRA. However, any such change in the future could result in an increase in our, as well as the oil, natural gas and NGL exploration and production industry’s, costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we may generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.
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
The CWA also prohibits the discharge of dredge and fill material into regulated waters, including wetlands, unless authorized by permit. The EPA and the U.S. Army Corps of Engineers (the “Corps”) have issued rules attempting to clarify the federal jurisdictional reach over Waters of the United States since 2015 (“WOTUS rule”), including the Navigable Waters Protection Rule during the Trump administration, rules reverting back to the 1986 WOTUS definition during the Biden administration, and rules reinstating the pre-2015 definition in January 2023. However, in May 2023, the Supreme Court decided Sackett v. EPA, which sharply curtailed the EPA’s and Corps’ jurisdictional reach by limiting the types of wetlands that fell under WOTUS. Sackett codified the definition of WOTUS as only “geographical features” that are described in ordinary parlance as “streams, oceans, rivers, and lakes” and to adjacent wetlands that are “indistinguishable” from those bodies of water due to a continuous surface connection. In September 2023, the EPA and the Corps published a direct-to-final rule redefining WOTUS to amend the January 2023 rule and align with the decision in Sackett. The final rule eliminated the “significant nexus” test from consideration when determining federal jurisdiction and clarified that the CWA only extends to relatively permanent bodies of water and wetlands that have a continuous surface connection with such bodies of water. The final rule is currently subject to challenges in federal district courts. As such, uncertainty remains with respect to future implementation of the rule and any resulting litigation.
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
Subsurface Injections
In the course of our operations, we produce water in addition to natural gas, crude oil and NGLs. Water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near below-ground disposal wells used for the injection of natural gas- and oil-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. The Railroad Commission of Texas (the “TRRC”) issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. As of May 1, 2023, operators in the Midland area began to implement the Operator Response Plan for the Gardendale Seismic Response Area (“SRA”), revised August 18, 2023, to prevent the occurrence of seismic events at or above magnitude 3.5 within the Gardendale SRA. Similar response plans have been developed for other SRAs in Texas. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other fluids may increase our costs or have other adverse impacts on our operations. These seismic events have also led to an increase in tort lawsuits filed against exploration and production companies, as well as the owners of underground injection wells. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil, natural gas and NGL producers, and we do not believe that the costs associated with the disposal of produced water will affect our operations in any way that is of material difference from those of our competitors who are similarly situated.

Air Emissions
The federal Clean Air Act (the “CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of our projects. Recently, there has been increased regulation with respect to air emissions from the oil and natural gas sector. For example, the EPA promulgated rules in 2012 under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”), and a separate set of requirements to address certain hazardous air pollutants frequently associated with oil and natural gas production and processing activities pursuant to the National Emissions Standards for Hazardous Air Pollutants program. Additionally, in July 2023, the EPA issued a proposed rule to expand the scope of its Greenhouse Gas Reporting Program for certain petroleum and natural gas facilities. The proposed rule would make the reach of the program both broader and more granular, creating reporting obligations for a wider set of methane and other gas emissions events and requiring increased technical detail for certain other preexisting reporting obligations. The proposed rule indicated an intended effective date of January 1, 2025, but the final rule remains pending at this time and any final effective date thus remains uncertain. Should this rule go into effect without major changes, it could raise our costs of regulatory compliance.
In June 2016, the EPA published final rules establishing new air emission controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production, processing, transmission and storage activities. The EPA’s final rules include NSPS at Subpart OOOOa to limit methane emissions from equipment and processes across the oil and natural gas source category. The rules also extend limitations on volatile organic compound (“VOC”) emissions to sources that were unregulated under the previous NSPS at Subpart OOOO. Affected methane and VOC sources include hydraulically fractured (or re-fractured) oil and natural gas well completions, fugitive emissions from well sites and compressors, and pneumatic pumps. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, as discussed above, in January 2021, the administration issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies. The executive order specifically called on the EPA to consider a proposed rule suspending, revising or rescinding the September 2020 deregulatory amendments by September 2021. In response, the U.S. Congress has approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In November 2021, as required by President Biden’s executive order, the EPA proposed new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, including the exploration and production, transmission, processing, and storage segments. The EPA announced a final rule on December 2, 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells and routine leak monitoring at all well sites and compressor stations. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. The regulations are subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, future implementation of the standards is uncertain at this time.
The Bureau of Land Management (the “BLM”) also finalized rules (the “BLM methane rule”) in November 2016 that seek to limit methane emissions from exploration and production activities on federal lands by imposing limitations on venting and flaring of natural gas, as well as requirements for the implementation of leak detection and repair programs for certain processes and equipment. After attempts by the Trump administration to delay implementation of the BLM methane rule, and legal challenges both to the BLM methane rule and the delays, the BLM issued a final rule in September 2018 rescinding many of the provisions of the 2016 BLM methane rule, including the requirement to implement leak detection and repair programs, and imposing certain new requirements in a manner the BLM considered would reduce unnecessary compliance obligations on the industry. In November 2022, the BLM issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. The comment period for this rule has closed and the rule is in the process of being finalized. We cannot predict the scope of any resulting legislation or new regulations, which may, in turn, affect our business.

The EPA also finalized separate rules under the CAA in June 2016 regarding criteria for aggregating multiple sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities (such as tank batteries), on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements, which in turn could result in operational delays or require us to install costly pollution control equipment. In addition, in October 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standards for ground-level ozone from the current standard of 75 parts per billion (“ppb”) for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. The final rule became effective on December 28, 2015. The EPA issued its anticipated area designations in November and December 2017. In December 2020, the EPA announced its intention to leave the ozone NAAQS unchanged at 70 ppb rather than lower them further. In October 2021, the EPA announced it will reconsider its December 2020 decision; however, in August 2023, the EPA announced a new review of the ozone NAAQS after considering advice provided by the Clean Air Scientific Advisory Committee (“CASAC”). As part of its new review, the EPA is seeking information from the scientific community and the public to guide CASAC’s development of the Integrated Science Assessment prior to the EPA’s expected release of its Integrated Review Plan in the fall of 2024. If the EPA were to adopt more stringent NAAQS for ground-level ozone as part of its reconsideration of the December 2020 decision, States are expected to implement more stringent permitting and pollution control requirements as a result of this new final rule, which could apply to our operations. In addition, in November 2021, the EPA revised the 2015 ozone NAAQS designations, which expanded a New Mexico non-attainment area to include parts of El Paso County, Texas and designated Weld County, Colorado as a non-attainment area. The EPA’s designation of El Paso County was vacated as impermissibly retroactive in June 2023 by the D.C. Circuit Court of Appeals, but the designation of Weld County was upheld. In 2017, the EPA designated certain counties in southeastern New Mexico and West Texas located in the Permian Basin attainment/unclassifiable for the 2015 ozone NAAQS. In June 2022, the EPA announced that it is considering a discretionary redesignation for these counties based on current monitoring data and other air quality factors. If in the future, the areas in which we operate were redesignated as nonattainment areas, this could subject us to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs.
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
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, no significant legislation has been adopted at the federal level. In the absence of such federal climate legislation, a number of state and regional cap-and-trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The SEC issued a proposed rule in March 2022 that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in the spring of 2024. In addition, the United Nations-sponsored Paris Agreement calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets. However, the Paris Agreement does not impose any binding obligations on its participants. President Biden has recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-carbon dioxide GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the 27th Conference of the Parties (“COP27”) in Sharm-El Sheik. While there were limited announcements at COP27 with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and such discussions continued at the 28th Conference of the Parties (“COP28”) in Dubai. In addition, the Inflation Reduction Act of 2022 (“IRA”), signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. The EPA recently issued a proposed rule to implement the waste emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions.
An executive order also established an Interagency Working Group on the Social Cost of Greenhouse Gases (“Working Group”), which is called on to, among other things, develop methodologies for calculating the “social cost of carbon,” “social cost of nitrous oxide,” and “social cost of methane.” The EPA published a final report in December 2023 with the social cost of carbon at $190 per metric ton of carbon dioxide emitted in 2020 at a 2% discount rate. That figure is intended to be used to guide federal decisions on the costs and benefits of various policies and approvals, although such efforts have been the subject of a series of judicial challenges. A separate executive order targeting climate change, also issued by the current administration in January 2021, directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters, or take other appropriate actions to account for corresponding climate costs. The climate change executive order also directed the federal government to identify “fossil fuel subsidies” to take steps to ensure that, to the extent consistent with applicable law, federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed. A federal district court issued a preliminary injunction against the order in June 2021, which the Fifth U.S. Circuit Court of Appeals vacated and remanded back to the district court in August 2022. The federal district court subsequently issued a permanent injunction against the order in August 2022 limited to the thirteen Plaintiff states, which included Louisiana, Alabama, Alaska, Arkansas, Georgia, Mississippi, Missouri, Montana, Nebraska, Oklahoma, Texas, Utah, and West Virginia. We cannot predict the scope of any resulting legislation or new regulations, which may, in turn, affect our business.
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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, natural gas and NGLs from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA published final CAA regulations in 2012 and, in June 2016, establishing performance standards, including standards for the capture of air emissions released during oil and natural gas hydraulic fracturing, leak detection, and permitting (which are subject to revision, as discussed above); published in June 2016 an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants; and issued in 2014 an Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act (“TSCA”) reporting of the chemical substances and mixtures used in hydraulic fracturing. In November 2022, the BLM also issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under certain limited circumstances.” To date, EPA has taken no further action in response to the December 2016 report.
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
Activities on Federal Lands and State Lands
Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, are frequently subject to permitting delays. Operations on these lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. In January 2020, the White House Council on Environmental Quality (“CEQ”) proposed changes to NEPA regulations designed to overhaul the system and speed up federal agencies’ approval of projects. Among other things, the rule proposes to narrow the definition of “effects” to exclude the terms “direct,” “indirect,” and “cumulative” and redefine the term to be “reasonably foreseeable” and having “a reasonably close causal relationship to the proposed action or alternatives.” In July 2020, CEQ issued a final rule implementing the January 2020 proposal. However, several states and environmental groups have filed challenges to this rulemaking, and CEQ’s amendments are subject to reconsideration and may be subject to reversal or change under the Biden administration. CEQ issued an Interim Final Rule in June 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. Additionally, in October 2021, the CEQ issued a notice of proposed rulemaking to reintroduce certain requirements removed or reduced by the July 2020 amendments, and the Infrastructure and Investment Jobs Act, Pub.L. 117-58, signed into law in November 2021, codified some of the July 2020 amendments in statutory text. These amendments must be implemented into each agency’s implementing regulations, and each of those individual rulemakings could be subject to legal challenge. In April 2022, CEQ issued the Phase 1 Final Rule. The rule finalizes a narrow set of changes to generally restore regulatory provisions that were in effect for decades before the 2020 rule modified them for the first time. In June 2023, the Fiscal Responsibility Act was signed into law by President Biden, which also included reforms to the National Environmental Policy Act. In July 2023, the CEQ issued the proposed Phase 2 Rule. The impact of changes to the NEPA regulations and statutory text therefore remains uncertain and could have an effect on our operations and our ability to obtain governmental permits. We currently have exploration, development and production activities on federal lands. Our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations that are subject to the requirements of NEPA. This process has the potential to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in the Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial. However, any such adverse regulatory developments are expected to have no more than a minimal impact on our results, given our limited exposure of leases on federal lands.
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
ESA and Migratory Birds
The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Moreover, as a result of a 2011 settlement agreement, the U.S. Fish and Wildlife Service (the “FWS”) was required to make a determination on listing of numerous species as endangered or threatened under the ESA by no later than completion of the agency’s 2017 fiscal year. The FWS did not meet that deadline. In August 2020, the FWS and the National Marine Fisheries Service issued three rules amending the implementation of the ESA regulations, among other things revising the process for listing species and designating critical habitat. A coalition of states and environmental groups has challenged the three rules and the litigation remains pending. However, the Biden administration published two rules in October 2021 that reversed changes made by the Trump administration, namely to the definition of “habitat” and to a policy that made it easier to exclude territory from critical habitat under the ESA. In June and July 2022, the FWS issued final rules rescinding Trump-era regulations concerning the definition of “habitat” and critical habitat exclusions. In June 2023, the Biden administration announced additional proposed revisions concerning the procedures and criteria used for listing, reclassifying, and delisting protected species and designating critical habitat. It is possible those developments could, in the future, affect our operations if the areas in which we operate are designated as critical or suitable habitat.
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
Human Capital Resources
We aim to attract and retain top-tier talent in the oil and gas sector and empower our employees to be innovators in our industry. As of December 31, 2023, we had 461 total employees. In addition, we hire independent contractors on an as needed basis but have no collective bargaining or employment agreements with our employees.
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
We are committed to a diverse workforce because we believe employees with different backgrounds, experiences, interests and skillsets drive superior results. In terms of gender and racial distribution, approximately 31% of our employees identify as female and approximately 32% of our employees identify as non-white. We plan to continue to recruit and develop a diverse workforce to ensure that we remain an employer of choice delivering top-tier results.

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
Offices
Our principal executive offices are located at 300 N. Marienfeld Street, Suite 1000, Midland, Texas, 79701, and our telephone number is (432) 695-4222. We also have office space in Carlsbad, New Mexico; Denver, Colorado; Eunice, New Mexico; Gardendale, Texas; Greenwood, Texas; Pecos, Texas; San Angelo, Texas; and Woodlands, Texas.
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
Accounting guidance requires that we periodically review the carrying value of our properties for possible impairment. Based on prevailing commodity prices and specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write-down the carrying value of our properties. A write-down constitutes a non-cash charge to earnings. A sustained or extended decline in commodity prices could require that we recognize impairments of our properties, which could have a material adverse effect on our results of operations for the periods in which such charges are taken.
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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2023, and related standardized measure were calculated under rules of the SEC using twelve-month trailing average benchmark prices of $74.70 per barrel of oil (WTI Posted) and $2.64 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2023. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2023 would increase by 14.4 MMBoe (1.6%) or decrease by 18.2 MMBoe (2.0%), respectively, and the pre-tax PV 10% of our proved reserves would increase or decrease by $1.9 billion (17%).
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
As of December 31, 2023, 24% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.
As of December 31, 2023, over 96% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
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
Our producing properties are concentrated in the Permian Basin, making us vulnerable to risks associated with operating in a single geographic area.
Our producing properties are geographically concentrated in West Texas and New Mexico in the Permian Basin. At December 31, 2023, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages, regional power outages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
The marketability of our production is dependent upon transportation and other facilities, most of which we do not control. If these facilities are unavailable, or if we are unable to access these facilities on commercially reasonable terms, our operations could be interrupted and our revenues reduced.
The marketability of our oil, natural gas and NGLs production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil, natural gas and NGLs production is generally transported from the wellhead by gathering systems that are either owned by us or third-party midstream companies. In general, we do not control the transportation of our production and our access to transportation facilities may be limited or denied. In some instances, we have contractual guarantees relating to the transportation of our production through firm transportation arrangements, but third-party systems may be temporarily unavailable due to pressure limitations, market conditions, mechanical failures, accidents or other reasons. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or third-party midstream companies or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil, natural gas and NGLs and thereby cause a significant interruption in our operations. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements, we may be required to shut in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil, natural gas and NGLs produced from our fields, would materially and adversely affect our financial condition and results of operations.

We have entered into multi-year agreements with some of our suppliers, service providers and the purchasers of our oil and natural gas, which contain minimum volume commitments. Any failure by us to satisfy the minimum volume commitments could lead to contractual penalties that could adversely affect our results of operations and financial position.
We have entered into certain multi-year supply and service agreements associated with energy and frac sand purchase agreements. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil and natural gas and may in the future enter into multi-year agreements for contracts for drilling rigs or other services. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in the form of volume deficiencies or other remedies may apply. As of December 31, 2023, our aggregate long-term contractual obligation under these agreements was $120.4 million, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Note 14—Commitments and Contingencies under Part II, Item 8 of this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
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
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part II, Item 8 of this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2023, 2022 and 2021. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
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
We may enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2023, we had entered into derivative contracts covering a portion of our projected oil and gas production through 2023 (refer to Note 8—Derivative Instruments under Part II, Item 8 of this Annual Report for a summary of our derivative instruments as of December 31, 2023). Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
As of December 31, 2023, we had approximately $3.8 billion of total long-term debt and additional borrowing capacity of $2.0 billion under OpCo’s revolving credit facility (after giving effect to $5.7 million of outstanding letters of credit), all of which would be secured if borrowed. Subject to the restrictions in the instruments governing OpCo’s outstanding indebtedness (including OpCo’s revolving credit facility and senior notes), OpCo and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing OpCo’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
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
OpCo’s credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) and the indentures governing its senior notes contain a number of significant covenants, including restrictive covenants that may limit OpCo’s ability to, among other things:
•incur additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;
•make certain payments;
•hedge future production or interest rates;
•incur liens;
•sell assets; and
•engage in certain other transactions without the prior consent of the lenders.
In addition, OpCo’s Credit Agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2023, we were in full compliance with such financial ratios and covenants.
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
OpCo’s revolving credit facility limits the amounts OpCo can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually in the spring and fall. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the loan. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of permitted senior unsecured notes OpCo may issue in the future. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under OpCo’s revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. In connection with amending the Credit Agreement in connection with closing the Earthstone Merger, the elected commitments were increased to $2.0 billion.
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
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor, limit, and report existing emissions of greenhouse gases as well as to reduce such future emissions. The SEC issued a proposed rule in March 2022 that would mandate disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies. The SEC originally planned to issue a final rule by October 2022, but according to the SEC’s updated rulemaking agenda, a final rule is now expected to be issued in the spring of 2024.
In addition, in response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require Prevention of Significant Deterioration preconstruction and Title V operating permits for certain large stationary sources. While the regulation of methane from oil and gas facilities in the U.S. has been subject to uncertainty in recent years, President Biden signed an executive order in January 20, 2021 calling for the reinstatement or issuance of methane emissions standards for new, modified, and existing oil and gas facilities. The EPA subsequently issued new regulations to establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from new and existing operations in the oil and gas sector, which were finalized in December 2023. The EPA has also issued a proposed rule in July 2023 with a proposed effective date of January 1, 2025, to expand the scope of the EPA’s Mandatory Greenhouse Gas Reporting program and to update reporting requirements. We cannot predict the scope of any final methane or GHG regulatory requirements or the cost to comply with such requirements. In addition, the IRA, signed by President Biden in August 2022, provides significant funding and incentives for research and development of low-carbon energy production methods, carbon capture, and other programs directed at addressing climate change. The IRA also includes a methane emissions reduction program that amends the Clean Air Act to include a Methane Emissions and Waste Reduction Incentive Program for petroleum and natural gas systems. This program requires the EPA to impose a “waste emissions charge” on certain natural gas and oil sources that are already required to report under EPA’s Greenhouse Gas Reporting Program. The EPA recently issued a proposed rule to implement the waste emissions charge with a proposed effective date in 2025 for reporting year 2024 emissions. Compliance with these rules and legislation will likely require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, increased frequency of maintenance and repair activities to address emissions leakage and additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance.
A separate executive order targeting climate change was issued by President Biden in January 2021, which directed the Secretary of the Interior to pause new oil and natural gas leasing on public lands and in offshore waters pending completion of a comprehensive review of the federal permitting and leasing practices, consider whether to adjust royalties associated with coal, oil, and gas resources extracted from public lands and offshore waters and identify any “fossil fuel subsidies” to take steps to ensure that federal funding is not directly subsidizing fossil fuels. Legal challenges to the executive orders have been filed. A federal district court issued a preliminary injunction against the order in June 2021, which the Fifth U.S. Circuit Court of Appeals vacated and remanded back to the district court in August 2022. The federal district court subsequently issued a permanent injunction against the order in August 2022, limited to the thirteen Plaintiff states, which included Louisiana, Alabama, Alaska, Arkansas, Georgia, Mississippi, Missouri, Montana, Nebraska, Oklahoma, Texas, Utah, and West Virginia. In November 2022, the BLM also issued a proposed rule to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and American Indian leases. We cannot predict the scope of any resulting legislation or new regulations, which may, in turn, affect our business.
At the international level, the United Nations-sponsored Paris Agreement, a non-binding agreement of which the U.S. is a signatory, encourages nations to limit their GHG emissions through nationally-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50% to 52% from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 150 counties have joined since, committing to a collective goal of reducing global methane emissions by at least 30% from 2020 levels by 2030, including “all feasible reductions” in the energy sector. These goals were reaffirmed in November 2022 at the COP27 in Sharm-El Sheik. While there were limited announcements at COP27 with respect to the reduction of fossil fuel use, there were negotiations on emissions reduction targets and reduction of fossil fuel use amongst the international community, and such discussions continued at COP28 in Dubai. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, the Global Methane Pledge, or other international conventions cannot be predicted at this time.
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
Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above-and-below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. To date, EPA has taken no further action in response to the December 2016 report. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These completed, ongoing, or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms. Additionally, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.
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
Our operations are subject to stringent, complex and evolving federal, state and local laws and regulations governing the discharge of materials into the environment, health and safety aspects of our operations or otherwise relating to protection of the environment and natural resources (including threatened and endangered species and their habitats). These laws and regulations may impose numerous obligations applicable to our operations, including the acquisition of a permit or other approval before conducting regulated activities; the restriction of types, quantities and concentration of materials that can be released into the environment; the requirement to engage in remedial measures to prevent or mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; the limitation or prohibition of drilling activities on certain lands lying within wilderness, wetlands and other protected areas; the application of specific health and safety criteria addressing worker protection; and the imposition of substantial liabilities for pollution resulting from our operations. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them. Such enforcement actions often involve taking difficult and costly compliance measures or corrective actions. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, natural resource damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.

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
Any restrictions on oil and natural gas development on federal lands has the potential to adversely impact our operations.
We possess leases which are granted by the federal government and administered by the BLM, a federal agency. Operations we conduct on federal leases must comply with numerous additional statutory and regulatory restrictions. These leases contain relatively standardized terms requiring compliance with detailed regulations. Under certain circumstances, the BLM may require operations on federal leases to be suspended or terminated. Any such suspension or termination of our leases could adversely impact the results of our operations.
The Biden administration has proposed certain changes to the leasing and permitting programs for oil and natural gas development on federal lands, including imposing bans on new oil and gas leasing, cancelling issued oil and gas leases, and removing public lands from future oil and gas leasing. For example, on June 2, 2023, the Biden administration issued a 20-year ban on new oil and gas leasing within a 10-mile radius of Chaco Culture National Historical Park in Northern New Mexico. Additionally, on September 6, 2023, the Biden administration announced that it is cancelling issued leases for oil and gas in the Arctic National Wildlife Refuge designated for oil and gas development. While we cannot predict the ultimate impact of these changes or whether federal agencies will implement further reforms, any revisions to the federal leasing or permitting process that make it more difficult for us to pursue operations on federal lands may adversely impact our operations.
In addition to administrative and policy risks, operations on federal lands also face litigation risks. Ongoing litigation related to the federal oil and gas leasing program may impact our federal oil and gas leases, which in turn could impact our results of operations. For example, a June 2022 settlement approved by a federal district court in Washington, D.C., obligates the BLM to redo its environment reports under NEPA for all oil and gas leases sold between 2015 and 2020, including leases in New Mexico. The settlement stems from a 2016 lawsuit alleging that the BLM was not properly accounting for the cumulative climate impacts of its federal leasing program. Separately, there is a risk that authorizations required for existing operations may be delayed to the point that it causes a business disruption, and we cannot guarantee that further action will not be taken to curtail oil and natural gas development on federal land. For example, certain lawmakers have proposed to reduce or ban further leasing on federal lands or to adopt further restrictions for same. To the extent such legislation is passed, it may adversely impact our operations, which could negatively impact our financial performance.
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
Holders of our Class A Common Stock and Class C Common Stock vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or our Fourth Amended and Restated Certificate of Incorporation, as amended (the “Charter”). As of December 31, 2023, Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”) and NGP Energy Capital (“NGP”) beneficially own approximately 12%, 10%, 7% and 6%, respectively, of our voting interests and, along with their affiliates, could limit the ability of our other stockholders to approve transactions they may deem to be in the best interests of our Company or delay or prevent changes in control or changes in our management.
As long as Pearl, EnCap, Riverstone and NGP continue to own or control a significant percentage of outstanding voting power, they may have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our Charter or our second amended and restated bylaws (the “Bylaws”), or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets.
In addition, Pearl, EnCap, Riverstone and NGP and their respective affiliates may, from time to time, acquire interests in businesses that directly or indirectly compete with our business, as well as businesses that are significant existing or potential acquisition candidates or industry partners. They may also acquire or seek to acquire assets that we seek to acquire and, as a result, those acquisition opportunities may not be available to us or may be more expensive for us to pursue. Moreover, this concentration of stock ownership by our significant stockholders may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with stockholders who own such a significant percentage of our voting securities.
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
Dividends, whether fixed or variable, and stock repurchases are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, restrictions in our debt agreements, as well as such other factors deemed relevant by our board of directors. In September 2022 at the closing of the Colgate Merger, we announced an upsized $500 million stock repurchase program, but this repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by our board of directors in its sole discretion. Any elimination of, or downward revision in, our stock repurchase program or dividend policy could have an adverse effect on the market price of our common stock.

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
Risks Related to the Earthstone Merger
We may be unable to integrate the business of the Company and Earthstone successfully or realize the anticipated benefits of the Earthstone Merger.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We rely on information technology and data to operate our business effectively and recognize the importance of implementing and maintaining cybersecurity systems and processes that allow us to protect the confidentiality, integrity and availability of our information systems and the data residing within them.
In order to monitor our information technology systems and data and to identify potential threats to such, we maintain cybersecurity risk assessment and management programs. Such programs include, but are not limited to, annual security penetration tests performed both externally and internally, bi-annual security assessments against cybersecurity frameworks, continuous vulnerability scanning, incident response processes, monthly and annual security awareness and simulated phishing trainings for our employees, and various system alert monitoring and screenings.
As part of our cybersecurity risk management process, we conduct simulated cybersecurity incidents to ensure that we are prepared to respond to such incidents and to highlight any areas for potential improvement in our cyber incident preparedness. We have a cybersecurity incident management policy and response plan in place. Cybersecurity breaches are evaluated by our information technology teams, which includes our VP of Information Technology. If an incident is deemed to be a breach, it is communicated to our legal department and management for evaluation, including whether the breach requires communication to the Board of Directors or investors through a relevant public filing.
Governance
Our cybersecurity risk management is primarily the responsibility of our VP of Information Technology and information technology teams. Our VP of Information Technology has over 25 years of industry experience in the field of information systems and oversees our risk assessment programs, remediation of known risks, processes for the regular monitoring of our information systems and our employee cybersecurity training programs. Our Board of Directors also oversees cybersecurity risk through our Audit Committee who reviews periodic reporting and updates regarding our risk management associated with cybersecurity.
We have not experienced any cybersecurity incidents that have had a material impact on our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, refer to Risk Factors under Part I, Item 1A of this Annual Report.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 14—Commitments and Contingencies under Part II, Item 8 of this Annual Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. We are not aware of any material environmental claims existing as of December 31, 2023 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Class A Common Stock is currently listed on the New York Stock Exchange under the ticker symbol “PR”. As of February 23, 2024, there were 240 registered holders of record of our Class A Common Stock and 55 registered holders of record of our Class C Common Stock.
Stock Performance Graph
The following performance graph and related information shall deemed to be furnished, but not filed with the SEC.
The performance graph below compares the cumulative total stockholder return on our Class A Common Stock (“PR”) to that of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Oil and Gas Exploration & Production ETF (“XOP”). The “cumulative total return” assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A Common Stock, the S&P 500, and XOP on December 31, 2018 and tracks it through December 31, 2023. The results shown in the graph below are not necessarily indicative of future stock price performance.

Stock Repurchase Program
Our Board of Directors authorized a stock repurchase program to acquire up to $500 million of our outstanding Common Stock (the “Repurchase Program”), which was approved to run through December 31, 2024. The Repurchase Program can be used to reduce our shares of Class A Common Stock and Class C Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at our discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by our Board of Directors at any time.

Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)
October 1 - 31, 2023	—	$—	—	$442,661
November 1 - 30, 2023(1)	2,774,826	$13.64	2,774,826	$404,811
December 1 - 31, 2023(2)	2,252,252	$12.93	2,252,252	$375,689

(1)    During the fourth quarter of 2023, we repurchased and subsequently canceled 2,774,826 shares of Class A Common Stock in connection with shares issued for the Earthstone Merger on November 1, 2023. The shares were repurchased at an average price of $13.64 per common share for a total cost of $37.9 million.
(2)    During the fourth quarter of 2023, we repurchased 2,252,252 shares of Class C Common Stock at a weighted average price of $12.93 per common share for a total cost of $29.1 million. The shares that were repurchased were subsequently canceled. The share repurchase was completed from a selling shareholder during a secondary offering of Class C Common Stock.
Dividend Policy
We return capital to shareholders through a combination of base dividends plus a variable return framework, comprised of variable dividends and/or share repurchases. The variable return program is structured to distribute at least 50% of free cash flow after the base dividend through a variable dividend, share repurchases or a combination of both. The mix between variable dividends and share repurchases are dependent upon market conditions during a given quarter. Variable dividends are typically declared on or around our quarterly earnings and paid shortly thereafter. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” in this Annual Report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the implementation and actual result of the Earthstone Merger (defined below) and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” in this Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are an independent oil and natural gas company focused on the responsible acquisition, optimization and development of high-return oil and natural gas properties. Our assets are mainly located in the core of the Permian Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders can depend substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
Immediately following the COVID-19 pandemic, global oil supply was limited by production curtailment agreements among the Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”), in addition to overall reduced drilling and completion activity from U.S. producers. As global economies have reopened, demand for oil and gas has risen steadily post-pandemic and has been positively impacted by a global-wide transition away from coal to natural gas. The aforementioned factors, among others, led to heightened commodity prices during certain time periods of 2022, particularly during the beginning of Russia’s invasion of Ukraine. Specifically, NYMEX WTI spot prices for crude oil reached a high of $123.70 per barrel on March 8, 2022, and the NYMEX Henry Hub index price for natural gas reached a high of $9.85 per MMBtu on August 23, 2022. Subsequently, governments from several countries coordinated a simultaneous release of a portion of their strategic petroleum reserves, which increased global oil inventories to near normalized levels. In response, OPEC+ announced an agreement to curtail production by approximately two million barrels per day. Despite OPEC+’s largest production cut since the pandemic, crude oil prices continued to fall from their peak in mid-2022 due in part to government-coordinated petroleum releases, in addition to global recession concerns, a high interest rate environment, and lower than expected demand from China. Year-to-date, OPEC+ has undertaken a series of actions in an effort to support commodity prices. In April 2023, OPEC+ announced further production cuts, which were later extended. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and recent tensions in the Middle East, caused crude oil prices to increase during 2023, with NYMEX WTI spot prices reaching a high of $93.68 per barrel on September 27, 2023. However, further concerns of global economic growth and increases in oil and natural gas supply levels have resulted in additional price deterioration at the end of 2023.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2021:

	2021				2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$57.84	$66.06	$70.56	$77.09	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26	$78.32
Natural Gas (per MMBtu)	$3.44	$2.88	$4.28	$4.74	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58	$2.74
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business and operations, and/or our ability to finance planned capital expenditures, which could in turn impact our ability to comply with covenants under our Credit Agreement and senior notes. Lower realized prices may also reduce the borrowing base under our Credit Agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the Credit Agreement.
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing during 2022 and 2023. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2023 Highlights and Future Considerations
Earthstone Merger
On August 21, 2023, we entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Earthstone pursuant to which Permian Resources agreed to acquire Earthstone. On November 1, 2023 the Earthstone Merger was completed, and we issued 161.2 million shares of our Class A Common Stock and 49.5 million shares of our Class C Common Stock to Earthstone stockholders under the terms of the Merger Agreement, and we also assumed Earthstone’s debt upon closing of the Merger, which consisted of $1.05 billion of senior notes and $830 million in borrowings outstanding under its credit facility at closing. Based on the fair value of our common stock on the closing date of the Earthstone Merger, November 1, 2023, the merger consideration was $2.9 billion.
Under the terms of the Merger Agreement (i) each share of Earthstone Class A Common Stock was converted into 1.446 shares (the “Exchange Ratio”) of our Class A Common Stock, (ii) each share of Earthstone Class B Common Stock was converted into 1.446 shares of our Class C Common Stock, (iii) each common unit of Earthstone Energy Holdings, LLC (“Earthstone OpCo”), a subsidiary of Earthstone, representing limited liability company membership interests in Earthstone OpCo were converted into common units of OpCo (“Common Unit”), equal to the Exchange Ratio.
As a result of the Earthstone Merger, we acquired approximately 223,000 net leasehold acres in the Permian Basin and increased our aggregate production to approximately 300,000 Boe per day. We believe that the Earthstone Merger will drive accretion across our key financial and operating metrics over the long term, enhance our shareholder returns, improve capital efficiency, add significant core inventory and provide increased acreage to our position in the Permian Basin. The operational and financial information set forth in this Annual Report on Form 10-K do not include the activity of Earthstone for periods prior to the completion of the Earthstone Merger on November 1, 2023.
2023 Bolt-On Acquisitions
On December 15, 2023 we completed the acquisition of approximately 7,000 net leasehold acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of our existing core acreage blocks in Eddy County, New Mexico.
On February 16, 2023, we completed an acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of our existing core acreage blocks in Lea County, New Mexico.
2023 SWD Divestiture
On March 13, 2023, we completed the sale of our operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million, of which $65 million was directly related to the sale and transfer of control of our water assets, while the remaining $60 million consisted of contingent consideration that is tied to our future drilling, completion and water connection activity in Reeves County, Texas. The proceeds from the divestiture were used to fund the February 2023 bolt-on acquisition discussed above and to pay down incremental borrowings under our credit facility.
Return of Capital Program
During each quarter of the year ended December 31, 2023, we declared and paid a quarterly dividend of $0.05 per share of Class A Common Stock and a quarterly distribution of $0.05 per Class C Common Stock (each of which has an underlying Common Unit of OpCo). Additionally, during the year ended December 31, 2023, our Board of Directors declared and paid variable dividends and distributions totaling $0.17 per share of Class A Common Stock and Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $236.0 million for the year ended December 31, 2023.
Also during the year ended 2023, we paid in aggregate $86.5 million to repurchase 7.2 million Common Units of OpCo resulting in an equal number of associated shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing Highlights
On September 12, 2023, we issued at par $500 million of 7.00% senior notes due 2032 (the “Existing Notes”) in a 144A private placement. On December 13, 2023, we issued additional notes under this indenture dated September 12, 2023, that totaled an additional $500 million of 7.00% senior notes (together with the Existing Notes, the “2032 Senior Notes”) which resulted in aggregate net proceeds to the Company of $982.5 million from the 2032 Senior Notes, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The proceeds from the 2032 Senior Notes were used to repay debt outstanding under our credit facility, including borrowings assumed in connection with the closing of the Earthstone Merger.
On December 20, 2023, we entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, increased the borrowing base from $2.5 billion to $4.0 billion and maintained the elected commitments at $2.0 billion. On September 1, 2023, we entered into the fourth and fifth amendments to the Credit Agreement (the “Fourth Amendment” and the “Fifth Amendment”). The Fourth Amendment expanded the waiver of the automatic reduction of the borrowing base under the Credit Agreement to, among other things, allow for the assumption (or the issuance, in certain circumstances) of up to $1.05 billion principal amount of Permitted Senior Unsecured Notes (as defined in the Credit Agreement) in order to refinance debt assumed in the Earthstone Merger and otherwise allow for the issuance of Permitted Senior Unsecured Notes up to an aggregate principal amount of $1.0 billion. The Fifth Amendment, among other things, waived compliance with certain restrictive covenants to enable the Earthstone Merger, subject to customary conditions. In addition, the Fifth Amendment increased the aggregate elected commitments from $1.5 billion to $2.0 billion. The Fifth Amendment was effective as of the closing date of the Earthstone Merger on November 1, 2023.

Results of Operations
For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
During 2023, we completed the Earthstone Merger, and the results of operations of Earthstone were included in our financial and operational data beginning on November 1, 2023. During 2022, we completed the Colgate Merger, and the results of operations of Colgate were included in our financial and operational data beginning on September 1, 2022.
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	$	%
Net revenues (in thousands):
Oil sales	$2,696,777	$1,622,035	$1,074,742	66%
Natural gas sales(1)	142,077	276,957	(134,880)	(49)%
NGL sales(2)	282,039	232,273	49,766	21%
Oil and gas sales	$3,120,893	$2,131,265	$989,628	46%

Average sales prices:
Oil (per Bbl)	$75.84	$88.95	$(13.11)	(15)%
Effect of derivative settlements on average price (per Bbl)	1.81	(4.85)	6.66	137%
Oil including the effects of hedging (per Bbl)	$77.65	$84.10	$(6.45)	(8)%

Average NYMEX WTI price for oil (per Bbl)	$77.62	$94.24	$(16.62)	(18)%
Oil differential from NYMEX	(1.78)	(5.29)	3.51	66%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$1.60	$4.86	$(3.26)	(67)%
Effect of derivative settlements on average price (per Mcf)	0.29	(0.53)	0.82	155%
Natural gas including the effects of hedging (per Mcf)	$1.89	$4.33	$(2.44)	(56)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.53	$6.38	$(3.85)	(60)%
Natural gas differential from NYMEX	(0.93)	(1.52)	0.59	39%

NGL price excluding the effects of GP&T (per Bbl)(2)	$22.83	$35.97	$(13.14)	(37)%

Net production:
Oil (MBbls)	35,560	18,235	17,325	95%
Natural gas (MMcf)	119,182	59,692	59,490	100%
NGL (MBbls)	15,569	6,750	8,819	131%
Total (MBoe)(3)	70,992	34,934	36,058	103%

Average daily net production:
Oil (Bbls/d)	97,424	49,958	47,466	95%
Natural gas (Mcf/d)	326,525	163,539	162,986	100%
NGL (Bbls/d)	42,654	18,494	24,160	131%
Total (Boe/d)(3)	194,499	95,708	98,791	103%

(1)    Natural gas sales for the year ended December 31, 2023 include $48.9 million of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales and $13.1 million for the year ended December 31, 2022. Natural gas average sales price, however, excludes $0.41 per Mcf of such GP&T charges for the year ended December 31, 2023 and $0.22 for the year ended December 31, 2022.
(2)    NGL sales for the year ended December 31, 2023 include $73.3 million of GP&T that are reflected as a reduction to NGL sales and $10.6 million for the year ended December 31, 2022. NGL average sales price, however, excludes $4.71 per Bbl of such GP&T charges for the year ended December 31, 2023 and $1.56 per Bbl for the year ended December 31, 2022.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the year ended December 31, 2023 increased by $1.0 billion, or 46%, compared to the year ended December 31, 2022. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 95%, 100% and 131%, respectively, between periods. The oil production volume increase resulted from placing 183 wells on production since December 31, 2022 as compared to 95 wells brought online during the year ended December 31, 2022. Oil production also benefited from wells acquired in the mergers with Colgate and Earthstone, which collectively added 9,852 MBbls of net oil production to the year ended December 31, 2023 compared to 3,517 MBbls of net oil production added from the Colgate Merger to the year ended December 31, 2022. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 100% and 131%, respectively, increase in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compare to the 95% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023. Additionally, certain processors of our raw gas operated in higher ethane-recovery mode during the year ended December 31, 2023 as compared to the year ended December 31, 2022, which resulted in a higher percentage of NGLs being recovered from our wet gas stream during 2023.
These production increases were partially offset by decreases in the average realized sale prices for oil, natural gas and NGLs which decreased 15%, 67% and 37%, respectively, for the year ended December 31, 2023 compared to the same 2022 period. The 15% decrease in the average realized oil price was mainly the result of 18% lower NYMEX crude prices between periods, which was slightly offset by improved oil differentials. The average realized sales price of natural gas decreased 67% due to 60% lower average NYMEX gas prices between periods as well as a larger proportional gas differential during the year ended December 31, 2023 compared to the same 2022 period. The 37% decrease in average realized NGL prices between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in 2023 compared to 2022. The market prices for oil and natural gas have been impacted by global supply and demand factors throughout 2022 and 2023 as discussed in the market conditions section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2023	2022	Change	%
Operating costs (in thousands):
Lease operating expenses	$373,772	$171,867	$201,905	117%
Severance and ad valorem taxes	240,762	155,724	85,038	55%
Gathering, processing, and transportation expense	89,282	97,915	(8,633)	(9)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.26	$4.92	$0.35	7%
Severance and ad valorem taxes (% of revenue)	7.7%	7.3%	0.4%	6%
Gathering, processing, and transportation expense (per Boe)	1.26	2.80	(1.55)	(55)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the year ended December 31, 2023 increased $201.9 million compared to the year ended December 31, 2022. This increase in LOE was primarily related to higher fixed and semi-variable well costs, such as water disposal, equipment rentals, repair work, wellhead chemicals, labor and electricity, associated with our significantly higher well count from new producing wells drilled or acquired. The higher well count in 2023 was due to (i) 309 gross operated horizontal wells acquired in the Colgate Merger on September 1, 2022 that operated for the entire year of 2023 compared to four months in 2022, (ii) 183 wells placed on production since December 31, 2022, and (iii) 1,190 gross operated horizontal wells acquired in the Earthstone Merger on November 1, 2023.
LOE per Boe was $5.26 for the year ended December 31, 2023, which represents an increase of $0.35 per Boe (or 7%) from the year ended December 31, 2022. This increase was primarily driven by per Boe increases associated with higher water disposal rates between periods, resulting from the sale of our operated saltwater disposal system in March 2023 (see Note 3—Acquisitions and Divestitures for additional information on the divestiture). This increase was partially offset by fewer workovers and lower semi-variable well costs, such as wellhead chemicals, labor and electricity that resulted from operational efficiencies.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2023 increased $85.0 million compared to the year ended December 31, 2022. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the year ended 2023 increased $63.4 million compared to the same 2022 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods increased by $21.6 million due to (i) higher tax assessments on our oil and gas reserve values, (ii) incurring a full year of ad valorem taxes on the proved developed properties acquired in the Colgate Merger compared to four months in 2022, and (iii) additional expense incurred on the proved developed properties acquired in the Earthstone Merger on November 1, 2023.
Severance and ad valorem taxes as a percentage of total net revenues increased to 7.7% for the year ended December 31, 2023 as compared to 7.3% for the year ended December 31, 2022. This increase in rate was primarily the result of higher ad valorem taxes as discussed above.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the year ended December 31, 2023 decreased $8.6 million compared to the year ended December 31, 2022. Additionally, GP&T decreased on a per Boe basis from $2.80 for the year ended December 31, 2022 to $1.26 per Boe for the year ended December 31, 2023. These decreases are primarily due to a higher proportion of our GP&T costs being recognized as a reduction to our gas and NGL revenues for the year ended December 31, 2023 as compared to 2022. This classification of GP&T costs in revenues is required under ASC Topic 606, Revenue from contracts with Customers, whenever our gas processers transfer control of our raw gas at delivery points prior to, or at, the inlet of gas processing plants. Refer to Note 15—Revenues under Part II, Item 8 of this Annual Report for additional information on our natural gas gathering and processing contracts.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2023	2022
Depreciation, depletion and amortization	$1,007,576	$444,678
Depreciation, depletion and amortization per Boe	$14.19	$12.73
For the year ended December 31, 2023, DD&A expense amounted to $1.0 billion, an increase of $562.9 million from 2022. The primary factor contributing to higher DD&A expense in 2023 was the increase in our overall production volumes between periods, which increased DD&A expense by $459.0 million period over period, while higher DD&A rates between periods increased DD&A expense by $103.9 million.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. Our DD&A rate per Boe was $14.19 for the year ended December 31, 2023 compared to $12.73 in 2022. This increase in the rate between periods was primarily due to (i) the finding and development rate of approximately $10.50 per BOE for 2023, as incorporated in our DD&A computation and (ii) downward proved reserve revisions primarily because of decreasing oil prices during 2023.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Cash general and administrative expenses	$85,978	$60,584
Stock-based compensation - equity awards	75,877	113,759
Stock-based compensation - liability awards	—	(24,174)
Stock-based compensation - cash settled awards	—	9,385
General and administrative expenses	$161,855	$159,554
G&A expenses for the year ended December 31, 2023 were $161.9 million compared to $159.6 million for the year ended December 31, 2022. Higher G&A in 2023 was the result of a $25.4 million increase in cash G&A between periods. This increase was primarily due to (i) higher payroll and employee-related costs associated with our G&A headcount, which increased from a year to date monthly average of 126 as of December 31, 2022 to 185 as of December 31, 2023 stemming from the Colgate and Earthstone Mergers; (ii) higher professional and legal fees between periods; and (iii) higher rent, software and office expenses between periods associated with the higher headcount. This was partially offset by a $23.1 million decrease in total stock-based compensation expense between periods. This decrease was largely due to (i) a $19.4 million net decrease in stock-based compensation expense related to liability classified awards that were settled in cash or reclassified as equity in 2022 (we no longer have any liability based equity awards outstanding); and (ii) a $6.5 million decrease in equity awards compensation costs associated with less expense recognized for the acceleration of certain awards for officer and employee exits stemming from the Colgate Merger, which totaled $40.0 million for the year ended December 31, 2023 as compared to $46.5 million for the year ended December 31, 2022. Refer to Note 7—Stock-Based Compensation under Part II, Item 8 of this Annual Report for additional information regarding these awards.
Merger and integration expense. Merger and integration expense for the year ended December 31, 2023 was $125.3 million. compared to $77.4 million for the year ended December 31, 2022. Merger and integration expense incurred during the year ended December 31, 2023 consisted of (i) $63.4 million in bankers’ advisory, legal, consultancy and accounting fees associated with the Earthstone Merger; (ii) $43.5 million in severance and related benefits associated with employee terminations that occurred in 2023 in connection with the Earthstone Merger; and (iii) $18.4 million in costs incurred during 2023 related to the Colgate Merger primarily related to employee severance charges and integration and consulting expenses. During the year ended December 31, 2022, merger and integration expense primarily consisted of (i) $40.0 million in bankers’ advisory fees related to the Colgate Merger; (ii) $24.0 million in severance and related benefits associated with employee terminations that occurred in connection with the Colgate Merger; and (iii) legal, accounting and consultancy fees.
Exploration and Other Expenses. The following table summarizes exploration and other expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Geological and geophysical costs	$11,342	$7,401
Stock-based compensation - equity awards	2,541	2,721
Other expenses	5,454	1,256
Exploration and other expenses	$19,337	$11,378
Exploration and other expenses were $19.3 million for the year ended December 31, 2023 compared to $11.4 million for the year ended December 31, 2022. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period increase was primarily related to (i) higher G&G personnel costs associated with increased headcount; (ii) increased costs incurred on G&G projects and seismic studies; and (iii) $1.5 million in costs incurred in 2023 associated with nonrecurring legal settlements.
Other Income and Expense.
Interest Expense. The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Credit Facility	$30,049	$15,974
5.375% Senior Notes due 2026	15,557	15,557
7.75% Senior Notes due 2026	23,250	7,750
6.875% Senior Notes due 2027	24,500	24,500
8.00% Senior Notes due 2027	7,333	—
3.25% Convertible Senior Notes due 2028	5,525	5,525
5.875% Senior Notes due 2029	41,125	13,708
9.875% Senior Notes due 2031	8,229	—
7.00% Senior Notes due 2032	12,347	—
Amortization of debt issuance costs, debt discount and debt premium	16,078	15,652
Interest capitalized	(7,813)	(3,021)
Other interest expense	1,029	—
Total	$177,209	$95,645
Interest expense was $81.6 million higher for the year ended December 31, 2023 compared to the year ended December 31, 2022 mainly due to (i) $58.5 million in additional interest expense incurred from the senior notes that were assumed in the Colgate and Earthstone Mergers; (ii) $14.1 million in higher interest expense incurred on our credit facility due to a higher weighted average borrowings outstanding and effective interest rate during 2023; and (iii) $12.3 million in interest incurred on our Senior Notes due 2032 that were issued in September 2023.
Our weighted average borrowings outstanding under our Credit Agreement were $357.0 million during 2023 compared to $235.5 million in 2022. Our Credit Agreement’s weighted average effective interest rate was 7.1% and 4.5% for the years ended December 31, 2023 and 2022, respectively, due to higher rates on our variable-rate borrowings between periods.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Realized cash settlement gains (losses)	$99,410	$(120,105)
Non-cash mark-to-market derivative gain (loss)	14,606	77,737
Total	$114,016	$(42,368)
Income Tax Expense: The following table summarizes our pre-tax income and income tax expense for the periods indicated.

	Year Ended December 31,
(in thousands)	2023	2022
Income before income taxes	$1,035,648	$870,132
Income tax expense	(155,945)	(120,292)
Our provision for income taxes for the years ended December 31, 2023 and 2022 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; (iii) state income taxes; and (iv) any changes during the period in our deferred tax asset valuation allowance.
For the year ended December 31, 2023 we generated pre-tax net income of $1.0 billion and recorded income tax expense of $155.9 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.
During the year ended December 31, 2022, generated pre-tax net income of $870.1 million and recorded income tax expense of $120.3 million. The primary factors decreasing our income tax expense below the U.S. statutory rate was (i) the portion of pre-tax income that was attributable to our non-controlling interest partners, and (ii) the release of our deferred tax valuation allowance due to the generation of net income in the current year.
For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
Our drilling and completion activities require us to make significant capital expenditures. Historically, our primary sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility, proceeds from offerings of debt or equity securities, or proceeds from the sale of oil and gas properties. Our future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary uses of capital have been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for the year ended December 31, 2023 were $1.5 billion. We expect our total drilling, completion and facilities cash capital expenditures budget for 2024 to be between $1.9 billion to $2.1 billion. We funded our capital expenditures for 2023 entirely from cash flows from operations, and we expect to fund our 2024 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.

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
In August 2023, we announced our merger with Earthstone, and it was completed on November 1, 2023. As a result of the Earthstone Merger, our future operational plans, cash flows and leverage profile, among others things, as a combined entity has changed, and such changes include (i) assuming $1.05 billion of Earthstone’s senior notes, (ii) refinancing Earthstone’s credit facility borrowings outstanding at closing with borrowings under our facility, and (iii) funding of transaction costs incurred related to the Earthstone Merger. Additionally, during the year ended 2023, we issued $1.0 billion of 7.00% 2032 Senior Notes, with the net proceeds being used to repay indebtedness outstanding under our credit facility, including a portion of the debt we assumed upon closing of the Earthstone Merger.
We plan to return capital to shareholders through a combination of base dividends plus a variable return program, including variable dividends, share repurchases or a combination of both. During each quarter for the year ended December 31, 2023, we declared and paid a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo. In addition, during the year ended December 31, 2023, our Board of Directors also declared and paid total variable cash dividends of $0.17 per share of Class A Common Stock and total variable cash distributions of $0.17 per Common Unit of OpCo. The cash dividends and distributions paid to common unitholders totaled $236.0 million for the year ended December 31, 2023. Additionally, we repurchased 7.2 million shares of Class C Common Stock for $86.5 million and 2.8 million shares of Class A Common Stock for $37.9 million under our stock repurchase program during the year ended December 31, 2023.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$2,213,499	$1,371,671	$525,619
Net cash used in investing activities	(1,578,379)	(1,205,049)	(226,476)
Net cash (used in) provided by financing activities	(631,188)	(106,625)	(297,547)
Cash Flows from 2023 Compared to 2022. For the year ended December 31, 2023, we generated $2.2 billion of cash from operating activities, an increase of $841.8 million from 2022. Cash provided by operating activities increased primarily due to higher production volumes, higher cash settlements on derivatives as well as the timing of our receivable collections for the year ended December 31, 2023 as compared to the same 2022 period. These increasing factors were partially offset by lower realized prices for all commodities, higher lease operating expenses, severance and ad valorem taxes, interest expense, merger and integration expense and cash G&A expense for the year ended December 31, 2023. Refer to Results of Operations for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
For the year ended December 31, 2023, cash flows from operating activities, cash on hand, $1.0 billion in proceeds from the issuance of our 2032 Senior Notes and sales proceeds from divestitures together with contingent consideration of $175.4 million from the sale of oil and natural gas properties were used to: fund $1.5 billion of drilling and development cash expenditures; repay $830.0 million of borrowings outstanding from Earthstone’s credit facility that were assumed at closing of the Earthstone Merger; repay net borrowings of $385.0 million under our Credit Agreement; pay $236.0 million in dividends and cash distributions to holders of our Common Units; fund acquisitions of oil and gas properties of $234.3 million; and repurchase $162.4 million of our common stock.

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
For the year ended December 31, 2022, cash flows from operating activities and net borrowings under our revolving credit facility were used to fund $771.6 million of drilling and development cash expenditures, finance $496.7 million of net cash consideration paid for the Colgate Merger, repay $400.0 million of borrowings outstanding from Colgate’s credit facility that were assumed at closing of the Colgate Merger and pay a total cash dividend and distribution to noncontrolling interest owners of $27.9 million.
Credit Agreement
OpCo, our consolidated subsidiary, has a five-year secured revolving Credit Agreement with a syndicate of banks maturing in February 2027 that, as of December 31, 2023, had a borrowing base of $4.0 billion and elected commitments of $2.0 billion. As of December 31, 2023, we had no borrowings outstanding and $2.0 billion in available borrowing capacity, which was net of $5.7 million in letters of credit outstanding.
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
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 5—Long-Term Debt under Item 8 of this Annual Report. As of December 31, 2023, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the first quarter of 2023. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A Common Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
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
Senior Notes
On November 1, 2023, in connection with the Earthstone Merger, OpCo entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031 (the “2031 Senior Notes”). We recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes.
On September 12, 2023, OpCo issued at par $500 million of 7.00% senior notes due 2032 (the “Existing Notes”) in a 144A private placement. On December 13, 2023, OpCo issued additional notes under the indenture dated September 12, 2023 that totaled an additional $500 million of 7.00% senior notes (together with the Existing Notes, the “2032 Senior Notes”), which resulted in aggregate net proceeds of $982.5 million, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The 2032 Senior Notes are treated as a single series of securities and will vote together as a single class, and have substantially identical terms, other than the issue date and issue price.
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
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 6.875% Senior Notes” and, together with the 2027 8.00% Senior Notes, 2031 Senior Notes, 2032 Senior Notes, 2026 5.375% Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of December 31, 2023 and through the filing of this Annual Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 5—Long-Term Debt under Item 8 of this Annual Report.

Obligations and Commitments
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2023 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases(1)	$35,112	$14,721	$5,204	$2,895	$2,705	$6,045	$66,682
Financing leases(2)	753	718	684	652	621	12,146	15,574
Purchase obligations(3)	57,581	57,575	5,200	—	—	—	120,356
Development obligation(4)	20,000	20,000	20,000	—	—	—	60,000
Asset retirement obligations(5)	974	9,735	12,095	326	150	98,137	121,417
Long term debt obligations(6)	—	—	589,448	906,351	170,000	2,200,000	3,865,799
Cash interest expense on long-term debt obligations(7)	280,917	280,917	245,664	186,063	161,897	359,088	1,514,546
Total	$395,337	$383,666	$878,295	$1,096,287	$335,373	$2,675,416	$5,764,374

(1)    Operating leases consist of our office rental agreements, drilling rig contracts and other wellhead equipment. Please refer to Note 16—Leases under Part II, Item 8 of this Annual Report for details on our operating lease commitments.
(2)     Financing leases consist of our ground lease related to the office building we purchased in Midland, Texas. The lease term is ninety-nine years and as a result, the commitments above have been shown at their current present value. Please refer to Note 16—Leases under Part II, Item 8 of this Annual Report for details on our financing lease commitments.
(3) Consists of an energy purchase agreement to buy a minimum amount of electricity at a fixed price or pay for underutilization as well as a take-or-pay agreement to purchase a minimum volume of frac sand at a fixed price. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of these contracts as of December 31, 2023, however actual expenditures may exceed the minimum commitments presented above.
(4)    Consists of obligations that are tied to our future drilling, completion and water connection activity in Reeves County, Texas that will require repayment if certain performance obligations through September 2026 are not met.
(5)    Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.
(6)    Long-term debt consists of the principal amounts of our senior notes due as of December 31, 2023.
(7)    Cash interest expense on our senior notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the Credit Agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.
Recently Issued Accounting Standards
There were no significant new accounting standards adopted or new accounting pronouncements that would have a potential effect on us as of December 31, 2023.
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
Business Combinations
From time to time, we may acquire assets and assume liabilities in transactions accounted for as business combinations, such as the Earthstone Merger. In connection with the Earthstone Merger, we allocated the $2.9 billion of purchase price consideration to the assets acquired and liabilities assumed based on estimated fair values as of the Earthstone Merger closing date.
For business and asset acquisitions, we generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, forecasted development costs, pricing and cash flows, discount rates, expectations regarding customer contracts and relationships, reserve risk adjustment factors and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition. See Note 2—Business Combinations in Item 8 of this Annual Report on Form 10-K.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the year ended December 31, 2023, our oil and gas sales for the year ended December 31, 2023 would have moved up or down $269.7 million for each 10% change in oil prices per Bbl, $14.2 million for each 10% change in gas prices per Mcf, and $28.2 million for each 10% change in NGL prices per Bbl.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps, puts and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows that can emanate from fluctuations in oil and natural gas prices, and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they partially limit our potential gains from future increases in prices. Our Credit Agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated, projected production from proved properties.
The table below summarizes the terms of the derivative contracts we had in place as of December 31, 2023 and additional contracts entered into through February 23, 2024. Refer to Note 8—Derivative Instruments under Item 8 of this Annual Report for open derivative positions as of December 31, 2023.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2024 - March 2024	2,919,100	32,078	$77.10
	April 2024 - June 2024	2,975,500	32,698	76.24
	July 2024 - September 2024	2,990,000	32,500	75.40
	October 2024 - December 2024	2,990,000	32,500	74.61
	January 2025 - March 2025	1,575,000	17,500	73.33
	April 2025 - June 2025	1,592,500	17,500	72.27
	July 2025 - September 2025	1,610,000	17,500	71.25
	October 2025 - December 2025	1,610,000	17,500	70.34

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2024 - March 2024	182,000	2,000	$60.00	-	$76.01
	April 2024 - June 2024	182,000	2,000	60.00	-	76.01
	July 2024 - September 2024	184,000	2,000	60.00	-	76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	January 2024 - March 2024	227,500	2,500	$65.00	$4.96
	April 2024 - June 2024	227,500	2,500	65.00	4.96
	July 2024 - September 2024	230,000	2,500	65.00	4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	January 2024 - March 2024	3,148,600	34,600	$0.94
	April 2024 - June 2024	3,385,018	37,198	0.95
	July 2024 - September 2024	3,404,000	37,000	0.95
	October 2024 - December 2024	3,404,000	37,000	0.95
	January 2025 - March 2025	1,575,000	17,500	1.09
	April 2025 - June 2025	1,592,500	17,500	1.09
	July 2025 - September 2025	1,610,000	17,500	1.09
	October 2025 - December 2025	1,610,000	17,500	1.09

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	January 2024 - March 2024	3,148,600	34,600	$0.45
	April 2024 - June 2024	3,385,018	37,198	0.45
	July 2024 - September 2024	3,404,000	37,000	0.45
	October 2024 - December 2024	3,404,000	37,000	0.45
	January 2025 - March 2025	1,575,000	17,500	0.37
	April 2025 - June 2025	1,592,500	17,500	0.37
	July 2025 - September 2025	1,610,000	17,500	0.37
	October 2025 - December 2025	1,610,000	17,500	0.37

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
(3)    These crude oil deferred premium puts are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual put prices for the volumes stipulated.
(4)    These crude oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.
(5)    These crude oil roll swap transactions are settled based on the difference between the arithmetic average of NYMEX WTI calendar month prices and the physical crude oil delivery month price.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2024 - March 2024	4,104,919	45,109	$3.77
	April 2024 - June 2024	5,906,321	64,905	3.29
	July 2024 - September 2024	5,949,388	64,667	3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	January 2024 - March 2024	12,740,000	140,000	$(0.90)
	April 2024 - June 2024	10,920,000	120,000	(0.99)
	July 2024 - September 2024	11,040,000	120,000	(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2024 - March 2024	3,640,000	40,000	$0.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(4)
Natural gas collars	January 2024 - March 2024	6,815,081	74,891	$2.93	-	$6.81
	April 2024 - June 2024	5,013,679	55,095	2.68	-	5.04
	July 2024 - September 2024	5,090,612	55,333	2.68	-	5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

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
Changes in the fair value of derivative contracts from December 31, 2022 to December 31, 2023, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2022	$114,466
Commodity hedge contract settlement payments, net of any receipts	(99,410)
Fair value of commodity hedge contracts acquired in the Earthstone Merger	(35,499)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	114,016
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2023	$93,573

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2023 would cause a $124.5 million increase or $125.1 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per Mcf in the NYMEX forward curve for natural gas as of December 31, 2023 would cause a $8.6 million increase or $9.0 million decrease, respectively, in this same fair value position.

Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of December 31, 2023, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The long-term debt balance of $3.8 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 5—Long-Term Debt in Item 8 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PERMIAN RESOURCES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Permian Resources Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Permian Resources Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimation of oil and natural gas reserves on depletion expense related to proved oil and natural gas properties

As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development costs are depleted on a units-of-production method, which is based on the estimated oil and natural gas reserves remaining. For the year ended December 31, 2023, the Company recorded depreciation, depletion and amortization expense of $1.0 billion. The estimation of economically recoverable proved oil and natural gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, development cost assumptions and forecasted oil and natural gas prices inclusive of market differentials. The Company annually engages independent reserve engineers to estimate the proved oil and natural gas reserves and the Company’s internal reserve engineers update the estimates of proved oil and natural gas reserves on a quarterly basis.

We identified the estimation of oil and natural gas reserves on depletion expense related to proved oil and natural gas properties as a critical audit matter. There was a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, which is a significant input into the calculation of depletion. Subjective auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, development costs, and oil and natural gas pricing inclusive of market differentials.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate depletion expense related to proved oil and natural gas properties. This included controls related to the assumptions used in the proved oil and natural gas reserves estimate, and to calculate depletion expense. We evaluated (1) the professional qualifications of the Company’s internal reserve engineers as well as the independent reserve engineers and independent engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and independent reserve engineers, and (3) the relationship of the independent reserve engineers and independent engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We assessed the data used in the average of the first-day-of-the-month pricing assumptions used in the internal reserve engineers’ and the independent reserve engineers’ estimates of the proved reserves by comparing them to publicly available oil and natural gas benchmark pricing data, calculations of historical differentials and existing contractual arrangements. We evaluated assumptions used in the internal reserve engineers’ and independent reserve engineers’ estimates regarding future development costs by comparing them to historical costs. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the report of the Company’s independent reserve engineers in order to understand the methods and assumptions used by the independent reserve engineers in connection with our evaluation of the Company’s reserve estimates. We compared reserve quantity information to the corresponding information used for depletion expense and recalculated the depletion expense for compliance with regulatory standards.

Fair value of oil and natural gas properties on the acquisition of Earthstone

As discussed in Note 2 to the consolidated financial statements, on November 1, 2023, the Company completed a merger with Earthstone Energy, Inc. (Earthstone) for equity consideration of approximately $2.9 billion. The transaction was accounted for as a business combination using the acquisition method, with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed were recorded at their respective fair values as of the acquisition date. As a result of the transaction, the Company acquired both proved and unproved oil and natural gas properties, which were recognized at their acquisition date fair value of $4.5 billion and $1.0 billion, respectively. The estimation of economically recoverable oil and natural gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, forecasted development cost assumptions and forecasted oil and natural gas pricing. The Company engaged independent reserve engineers to estimate the oil and natural gas reserves.

We identified the evaluation of the acquisition-date fair value of the proved and unproved oil and natural gas properties of Earthstone as a critical audit matter. A high degree of subjective auditor judgment was required in evaluating the key assumptions used to estimate the fair value of the proved and unproved oil and natural gas properties as changes to those assumptions could have had a significant effect on the fair value. The key assumptions used by the Company to determine fair value included forecasted production volumes, forecasted development costs, forecasted oil and natural gas pricing, proved and unproved reserve risk adjustment factors, and the discount rate. Additionally, the audit effort associated with evaluating the forecasted oil and natural gas pricing, proved and unproved reserve risk adjustment factors, and discount rate assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the determination of the key assumptions, as noted above, used to measure the fair value of the acquired proved and unproved oil and natural gas properties. We evaluated (1) the professional qualifications of the Company’s internal reserve engineers as well as the independent reserve engineers and independent engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and independent reserve engineers, and (3) the relationship of the independent reserve engineers and independent engineering firm to the Company. We evaluated the processes and methodologies used by the independent reserve engineers to estimate forecasted production volumes for consistency with industry and professional standards. We compared the estimated forecasted production volumes to historical production volumes and the forecasted development costs to historical costs. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the forecasted oil and natural gas pricing assumptions by comparing them to independently developed ranges of forward price estimates using data from analysts and other industry sources

•evaluating the risk adjustment factors associated with the proved and unproved reserves by comparing them to the ranges of guideline risk adjustment factors by reserve class in published industry surveys
•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Dallas, Texas
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Permian Resources Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Permian Resources Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Earthstone Energy, Inc. during 2023, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, Earthstone Energy, Inc.’s internal control over financial reporting associated with 39% of total assets and 11% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Earthstone Energy, Inc..

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

/s/ KPMG LLP
Dallas, Texas
February 29, 2024

PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$73,290	$59,545
Accounts receivable, net	481,060	282,846
Derivative instruments	70,591	100,797
Prepaid and other current assets	25,451	20,602
Total current assets	650,392	463,790
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,401,317	1,424,744
Proved properties	15,036,687	8,869,174
Accumulated depreciation, depletion and amortization	(3,401,895)	(2,419,692)
Total oil and natural gas properties, net	14,036,109	7,874,226
Other property and equipment, net	43,647	15,173
Total property and equipment, net	14,079,756	7,889,399
Noncurrent assets
Operating lease right-of-use assets	59,359	64,792
Other noncurrent assets	176,071	74,611
TOTAL ASSETS	$14,965,578	$8,492,592

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,167,525	$562,156
Operating lease liabilities	33,006	29,759
Other current liabilities	41,022	13,654
Total current liabilities	1,241,553	605,569
Noncurrent liabilities
Long-term debt, net	3,848,781	2,140,798
Asset retirement obligations	121,417	40,947
Deferred income taxes	422,627	4,430
Operating lease liabilities	28,302	41,341
Other noncurrent liabilities	73,150	3,211
Total liabilities	5,735,830	2,836,296
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 544,610,984 shares issued and 540,789,758 shares outstanding at December 31, 2023 and 298,640,260 shares issued and 288,532,257 shares outstanding at December 31, 2022	54	30
Class C: 230,962,833 shares issued and outstanding at December 31, 2023 and 269,300,000 shares issued and outstanding at December 31, 2022	23	27
Additional paid-in capital	5,766,881	2,698,465
Retained earnings (accumulated deficit)	569,139	237,226
Total shareholders’ equity	6,336,097	2,935,748
Noncontrolling interest	2,893,651	2,720,548
Total equity	9,229,748	5,656,296
TOTAL LIABILITIES AND EQUITY	$14,965,578	$8,492,592
The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Operating revenues
Oil and gas sales	$3,120,893	$2,131,265	$1,029,892
Operating expenses
Lease operating expenses	373,772	171,867	106,419
Severance and ad valorem taxes	240,762	155,724	67,140
Gathering, processing and transportation expenses	89,282	97,915	85,896
Depreciation, depletion and amortization	1,007,576	444,678	289,122
General and administrative expenses	161,855	159,554	110,454
Merger and integration expense	125,331	77,424	—
Impairment and abandonment expense	6,681	3,875	32,511
Exploration and other expenses	19,337	11,378	7,883
Total operating expenses	2,024,596	1,122,415	699,425
Net gain (loss) on sale of long-lived assets	211	(1,314)	34,168
Proceeds from terminated sale of assets	—	—	5,983
Income from operations	1,096,508	1,007,536	370,618

Other income (expense)
Interest expense	(177,209)	(95,645)	(61,288)
Gain (loss) on extinguishment of debt	—	—	(22,156)
Net gain (loss) on derivative instruments	114,016	(42,368)	(148,825)
Other income (expense)	2,333	609	395
Total other income (expense)	(60,860)	(137,404)	(231,874)

Income before income taxes	1,035,648	870,132	138,744
Income tax expense	(155,945)	(120,292)	(569)
Net income	879,703	749,840	138,175
Less: Net income attributable to noncontrolling interest	(403,397)	(234,803)	—
Net income attributable to Class A Common Stock	$476,306	$515,037	$138,175

Income per share of Class A Common Stock:
Basic	$1.36	$1.80	$0.49
Diluted	$1.24	$1.61	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$879,703	$749,840	$138,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,007,576	444,678	289,122
Stock-based compensation expense - equity awards	78,418	116,480	37,541
Stock-based compensation expense - liability awards	—	(24,174)	20,573
Impairment and abandonment expense	6,681	3,875	32,511
Deferred tax expense (benefit)	152,383	119,679	569
Net (gain) loss on sale of long-lived assets	(211)	1,314	(34,168)
Non-cash portion of derivative (gain) loss	(14,606)	(77,737)	16,700
Amortization of debt issuance costs, debt discount and debt premium	11,326	15,362	4,992
(Gain) loss on extinguishment of debt	—	—	22,156
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	36,336	(66,824)	(21,475)
(Increase) decrease in prepaid and other assets	(27,267)	(1,751)	2,907
Increase (decrease) in accounts payable and other liabilities	83,160	90,929	16,016
Net cash provided by operating activities	2,213,499	1,371,671	525,619
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(234,288)	(8,858)	(6,510)
Drilling and development capital expenditures	(1,524,899)	(771,577)	(319,640)
Cash (paid) received for businesses acquired in mergers, net of cash received	39,832	(496,671)	—
Purchases of other property and equipment	(34,483)	(3,563)	(901)
Contingent considerations received related to divestiture	60,000	—	—
Proceeds from sales of oil and natural gas properties	115,459	75,620	100,575
Net cash used in investing activities	(1,578,379)	(1,205,049)	(226,476)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,950,000	1,115,000	570,000
Repayment of borrowings under revolving credit facility	(2,335,000)	(755,000)	(875,000)
Repayment of credit facility acquired in mergers	(830,000)	(400,000)	—
Proceeds from issuance of senior notes	997,500	—	170,000
Debt issuance costs	(15,169)	(19,833)	(6,421)
Premiums paid on capped call transactions	—	—	(14,688)
Redemption of senior secured notes	—	—	(127,073)
Proceeds from exercise of stock options	534	109	132
Share repurchases	(162,420)	(19,010)	(14,497)
Dividends paid	(141,947)	(14,426)	—
Distributions paid to noncontrolling interest owners	(94,686)	(13,465)	—
Net cash (used in) provided by financing activities	(631,188)	(106,625)	(297,547)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,932	59,997	1,596
Cash, cash equivalents and restricted cash, beginning of period	69,932	9,935	8,339
Cash, cash equivalents and restricted cash, end of period	$73,864	$69,932	$9,935

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information
Cash paid for interest	$140,069	$60,700	$57,943
Cash paid for income taxes	3,603	613	—
Supplemental non-cash activity
Equity issued and long-term debt assumed to acquire oil and gas properties via mergers	$4,873,949	$3,317,797	$—
Accrued capital expenditures included in accounts payable and accrued expenses	325,069	166,062	29,128
Deferred tax liability assumed in asset acquisition and merger	344,223	—	—
Asset retirement obligations incurred, including revisions to estimates	83,446	22,648	249
Dividends payable	3,504	1,059	—
Reconciliation of cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$73,290	$59,545	$9,380
Restricted cash(1)	574	10,387	555
Total cash, cash equivalents and restricted cash	$73,864	$69,932	$9,935

(1)    Included in Prepaid and other current assets as of December 31, 2023 and 2021 and in Prepaid and other current assets and Other noncurrent asset as of December 31, 2022 in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	290,646	$29	—	—	$3,004,433	$(400,501)	$2,603,961	$—	$2,603,961
Restricted stock issued	6,075	—	—	—	—	—	—	—	—
Restricted stock forfeited	(42)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(2,896)	—	—	—	(14,497)	—	(14,497)	—	(14,497)
Issuance of Class A Common Stock under Employee Stock Purchase Plan	446	—	—	—	96	—	96	—	96
Capped call premiums	—	—	—	—	(14,688)	—	(14,688)	—	(14,688)
Stock-based compensation - equity awards	—	—	—	—	37,541	—	37,541	—	37,541
Stock option exercises	32	—	—	—	132	—	132	—	132
Net income	—	—	—	—	—	138,175	138,175	—	138,175
Balance at December 31, 2021	294,261	29	—	—	3,013,017	(262,326)	2,750,720	—	2,750,720
Restricted stock issued	6,692	1	—	—	(1)	—	—	—	—
Issuance of Class C Common Stock, net of tax	—	—	269,300	27	(412,734)	—	(412,707)	2,499,914	2,087,207
Taxes payable attributable to noncontrolling interest owners	—	—	—	—	—	—	—	(704)	(704)
Restricted stock forfeited	(225)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(2,396)	—	—	—	(18,102)	—	(18,102)	—	(18,102)
Issuance of Class A Common Stock under Employee Stock Purchase Plan	120	—	—	—	604	—	604	—	604
Performance stock issued less stock used for tax withholding	159	—	—	—	(908)	—	(908)	—	(908)
Stock-based compensation - equity awards	—	—	—	—	116,480	—	116,480	—	116,480
Stock option exercises	29	—	—	—	109	—	109	—	109
Dividends	—	—	—	—	—	(15,485)	(15,485)	—	(15,485)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,465)	(13,465)
Net income	—	—	—	—	—	515,037	515,037	234,803	749,840
Balance at December 31, 2022	298,640	30	269,300	27	2,698,465	237,226	2,935,748	2,720,548	5,656,296

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	1,204	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock for Earthstone Merger	161,166	16	—	—	2,288,014	—	2,288,030	—	2,288,030
Issuance of Class C Common Stock for Earthstone Merger, net of tax	—	—	49,534	5	(164,494)	—	(164,489)	864,919	700,430
Restricted stock forfeited	(814)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(6,761)	(1)	—	—	(75,959)	—	(75,960)	—	(75,960)
Share repurchases - Class C	—	—	(7,202)	(1)	1	—	—	(86,460)	(86,460)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	10,372	1	—	—	(1)	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	78,418	—	78,418	—	78,418
Stock option exercises	79	—	—	—	534	—	534	—	534
Dividends	—	—	—	—	—	(144,393)	(144,393)	—	(144,393)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(94,683)	(94,683)
Conversion of common shares from Class C to Class A, net of tax	80,669	8	(80,669)	(8)	934,713	—	934,713	(905,102)	29,611
Equity impact from transactions effecting Common Units, net of tax of $2.0 million	—	—	—	—	6,949	—	6,949	(8,968)	(2,019)
Net income	—	—	—	—	—	476,306	476,306	403,397	879,703
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets and operations are primarily concentrated in the core of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiaries including, Permian Resources Operating, LLC (“OpCo”).
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. Such amounts are included in Prepaid and other current assets as of December 31, 2023 and Prepaid and other current assets and Other noncurrent assets as of December 31, 2022 in the consolidated balance sheets.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had no allowance for doubtful accounts as of December 31, 2023 and December 31, 2022.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk and Other Concentrations
Permian Resources is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below summarizes the purchasers that accounted for 10% or more of the Company’s total net revenues for the periods presented:

	Year Ended December 31,
	2023	2022	2021
BP America	20%	34%	50%
Shell Trading (US) Company	20%	21%	22%
Enterprise Crude Oil, LLC	30%	18%	—%
Kinetik Holdings Inc.	5%	8%	11%
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
The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in process to bring the projects to their intended use. Capitalized interest cannot exceed interest expense for the period capitalized. The Company capitalized interest of $7.8 million, $3.0 million and $1.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and natural gas properties for the years ended December 31, 2023, 2022 and 2021.

PERMIAN RESOURCES CORPORATION
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
Debt Issuance Costs, Discounts and Premiums
Debt issuance costs related to the Company’s revolving credit facility are included in the line item Other Noncurrent Assets in the consolidated balance sheets. These costs are amortized to interest expense on a straight-line basis over the borrowing term. Issuance costs incurred in connection with the Company’s senior notes offerings and any related issuance discount or premium are deferred and charged to interest expense over the term of the agreement; however, these amounts are reflected as a reduction of or addition to the related obligation in the line item Long-term debt on the consolidated balance sheets.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock-Based Compensation
The Company’s stock-based compensation consists of grants of restricted stock, stock options, and performance stock units to employees and directors, . The Company determines compensation expense related to all equity-based awards based on their estimated fair value, and such expense is recognized on a straight-line basis over the applicable service period of the award. For cash settled awards classified as liabilities, compensation expense is estimated based on the fair value of the awards as of the balance sheet date, and such expense is recognized ratably over the period in which the award is expected to be paid. See Note 7—Stock-Based Compensation for additional information regarding the Company’s stock-based compensation.
Earnings Per Share
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
Note 2—Business Combinations
2023 Business Combination
Earthstone Merger
On August 21, 2023, the Company entered into an Agreement and Plan of Merger (“the Earthstone Merger Agreement”) with Earthstone Energy, Inc. (“Earthstone”) pursuant to which Permian Resources acquired Earthstone (the “Earthstone Merger”). Earthstone was an independent oil and gas company engaged in the operation and development of oil and natural gas properties in the Permian Basin in both Texas and New Mexico. Earthstone’s assets consisted of approximately 167,000 net leasehold acres in the Midland Basin and 56,000 net leasehold acres in the Delaware Basin, and Earthstone’s Delaware Basin acreage is offset to Permian Resources’ existing acreage in Lea and Eddy Counties. The Earthstone Merger was completed to drive long-term accretion across the Company’s key financial and operating metrics, enhance shareholder returns, improve capital efficiency, and add significant core inventory locations to the Company’s existing position in the Permian Basin.
In connection with the Earthstone Merger, the Board of Directors of both companies unanimously determined (i) each share of Earthstone Class A common stock would be converted into the right to receive 1.446 shares (the “Exchange Ratio”) of Permian Resources Class A Common Stock, (ii) each share of Earthstone Class B common stock would be converted into the right to receive 1.446 shares of Permian Resources Class C Common Stock, (iii) each common unit of Earthstone Energy Holdings, LLC (“Earthstone OpCo”), a subsidiary of Earthstone, representing limited liability company membership interests in Earthstone OpCo (the “Earthstone OpCo Unit holders”) would be converted into the right to receive a number of common units representing limited liability company interests in OpCo (“Common Units”) equal to the Exchange Ratio.
On November 1, 2023 the Earthstone Merger was completed, and the Company issued 161.2 million shares of its Class A Common Stock and 49.5 million shares of its Class C Common Stock to Earthstone stockholders under the terms of the

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earthstone Merger Agreement, and the Company also assumed Earthstone’s debt upon closing of Merger, which consisted of $1.05 billion of senior notes and $830 million in borrowings outstanding under its credit facility.
Purchase Price Allocation
The Earthstone Merger has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Earthstone Merger closing date, which requires judgment and certain estimates and assumptions to be made. Oil and natural gas properties were valued using an income based approach, which incorporates a discounted cash flow method. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all reserves obtained in connection with the Earthstone Merger and the associated pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The fair value of Earthstone’s outstanding senior notes was based on unadjusted quoted prices for these same notes in an active market. The value of derivative instruments was based on Level 2 inputs similar to the Company's other commodity price derivatives. Refer to Note 9—Fair Value Measurements for additional information on fair value measurements.
As of the date of this filing, the fair value of assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Earthstone Merger closing date.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the merger consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Earthstone Merger.

(in thousands, except share and per share data)	Earthstone Merger Consideration
Share consideration
Shares of Earthstone Class A common Stock	111,456,669
Shares of Earthstone Class B common Stock	34,255,640
Total Earthstone common stock exchanged	145,712,309
Exchange Ratio	1.446
Shares of Permian Resources Class A Common Stock issued as merger consideration	161,166,344
Shares of Permian Resources Class C Common Stock issued as merger consideration	49,533,655
Total Permian Resources common stock issued as merger consideration	210,699,999
Permian Resources Class A Common Stock price on November 1, 2023(1)	$14.20
Class A Share Consideration	$2,288,030
Class C Common Stock per share fair value on November 1, 2023(2)	$13.19
Class C Share Consideration	$653,349
Total Merger Consideration	$2,941,379

Fair value of assets acquired:	Preliminary Purchase Price Allocation
Cash and cash equivalents	$39,832
Accounts receivable, net	229,898
Prepaid and other assets	54,377
Derivative instruments	862
Operating lease right-of-use assets	8,707
Unproved oil and natural gas properties	969,989
Proved oil and natural gas properties	4,498,192
Other property & equipment, net	1,967
Total assets acquired	$5,803,824

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$474,857
Derivative instruments	36,361
Long-term debt, net	1,932,570
Asset retirement obligations	71,854
Deferred Taxes	321,376
Operating lease liabilities	8,708
Other liabilities, net	16,719
Total liabilities assumed	$2,862,445
Net assets acquired	$2,941,379
(1)    The fair value of the common stock issued was based on the adjusted closing price of the Company’s Class A Common Stock on November 1, 2023 of $14.20.
(2)    The fair value ascribed to the Company’s Class C Common Stock, that was issued as part of the Earthstone Merger consideration, was determined by applying a valuation discount to the share price of the Company’s Class A Common Stock as of the Earthstone Merger closing date. This discount was determined using a Finnerty model, which considers the lack of marketability of the Class C Common Stock associated with its 180-day minimum holding period required per the terms of the transaction agreement governing the Earthstone Merger.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation model considers expected volatility based on the historical volatility of the Company’s Class A Common Stock, a risk-free interest rate based on U.S. Treasury yield curves, and the Company’s current dividend yield.
Post-Acquisition Operating Results
Since the November 1, 2023, the closing date of the Earthstone Merger, the results of operations for Earthstone have been included in the Company’s consolidated financial statements. For the year ended December 31, 2023, approximately $337.3 million of operating revenues and $211.8 million of direct operating expenses attributable to Earthstone’s business have been included in the consolidated statements of operations.
In connection with the Earthstone Merger, the Company incurred certain merger-related integration and transaction costs that are expensed as incurred. For the year ended December 31, 2023 the Company recognized transaction costs of $106.9 million related to the Earthstone Merger which are included in Merger and integration expense in the consolidated statements of operations. These costs primarily relate to bankers’ advisory, legal, consultancy and accounting fees, as well as severance and related benefits for employees that were terminated in connection with the Earthstone Merger.
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma financial information (“pro forma information”) for the years ended December 31, 2023 and 2022 has been prepared from the respective historical consolidated financial statements of the Company and has been adjusted to reflect the Earthstone Merger as if it had been completed on January 1, 2022.
The pro forma information is not necessarily indicative of the results that might have occurred had the merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

	Year Ended December 31,
	2023	2022
Total Revenue	$4,769,673	$5,309,689
Net Income	896,900	1,110,270

Earnings per share:
Basic	$1.86	$2.50
Diluted	1.55	1.75
2022 Business Combination
Colgate Merger
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”) and Colgate Energy Partners III MidCo, LLC (the “Colgate Unit holder”), and all membership interests issued and outstanding immediately prior to the closing were converted into “Common Units equal to the number of shares of the Company’s Class A Common Stock that were outstanding immediately prior to the closing. All of the Colgate Unit holder’s membership interests in Colgate were exchanged for 269,300,000 shares of Class C Common Stock, 269,300,000 Common Units and $525 million in cash consideration. The Merger Agreement provided for the combination of a merger of equals transaction, with OpCo continuing as the surviving legal entity in the Merger and a subsidiary of the Company. Colgate was an independent oil and gas exploration and development company with properties located in the Delaware Basin. Colgate’s assets consisted of approximately 105,000 net leasehold acres and 25,000 net royalty acres located primarily in Reeves and Ward Counties in Texas and Eddy County in New Mexico. The Merger was completed to provide increases to our operational and financial scale, drive accretion across our key financial and operating metrics, and enhance the combined company’s shareholder returns.
Purchase Price Allocation
The Colgate Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Colgate Merger closing date, which requires judgment and certain assumptions to be made. Oil and natural gas properties were valued using an income based approach which incorporates a discounted cash flow method. The fair value of Colgate’s outstanding senior notes was based on unadjusted quoted prices for these same notes in an active market. The value of derivative instruments was based on Level 2 inputs similar to the Company's other commodity price derivatives. Refer to Note 9—Fair Value Measurements for additional information on fair value measurements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation was finalized during the third quarter of 2023. The following table represents the final merger consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Colgate Merger.

(in thousands, except share and per share data)	Colgate Merger Consideration
Share consideration
Shares of Class C Common Stock issued to Colgate Unit holders	269,300,000
Class C Common Stock per share fair value on September 1, 2022(1)	$7.30
Fair value of noncontrolling interest that resulted from Class C Common Stock issuance	$1,967,053
Cash consideration	$525,000
Total Merger Consideration	$2,492,053

Fair value of assets acquired:	Purchase Price Allocation
Cash and cash equivalents	$28,212
Account receivable, net	153,286
Derivative instruments	71,961
Prepaid and other assets	10,288
Unproved oil and natural gas properties	636,619
Proved oil and natural gas properties	3,298,909
Other property and equipment, net	2,589
Operating lease right-of-use assets	21,894
Total assets acquired	$4,223,758

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$333,250
Operating lease liabilities	26,233
Derivative instruments	322
Long-term debt, net	1,350,744
Asset retirement obligations	21,156
Total liabilities assumed	$1,731,705
Net assets acquired	$2,492,053

(1)    The fair value ascribed to the Company’s Class C Common Stock, that was issued as part of merger consideration, was determined by applying a valuation discount to the share price of the Company’s Class A Common Stock as of the Colgate Merger closing date. This discount was determined using a Finnerty model, which considers the lack of marketability of the Class C Common Stock associated with its 180-day minimum holding period required per the terms of the transaction agreement governing the Colgate Merger. The valuation model considers expected volatility based on the historical volatility of the Company’s Class A Common Stock, a risk-free interest rate based on U.S. Treasury yield curves, and the Company’s current dividend yield.
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
In connection with the Colgate Merger, the Company incurred certain merger-related integration and transaction costs that are expensed as incurred. For the years ended December 31, 2023 and 2022, the Company recognized transaction costs of $18.4 million and $77.4 million, respectively, which are included in Merger and integration expense in the consolidated statements of operations. These costs primarily relate to bankers’ advisory fees, legal costs, accounting and consultancy fees, as well as severance and related benefits for employees that were terminated in connection with the Colgate Merger.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma financial information for the years ended December 31, 2022 and 2021 has been prepared from the respective historical consolidated financial statements of the Company and has been adjusted to reflect the Colgate Merger as if it had been completed on January 1, 2021.
The pro forma information is not necessarily indicative of the results that might have occurred had the Colgate Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

	Year Ended December 31,
	2022	2021
Total Revenue	$3,233,675	$1,897,578
Net Income	489,596	(41,370)

Earnings per share:
Basic	$1.70	$(0.15)
Diluted	1.52	(0.15)
Note 3—Acquisitions and Divestitures
2023 Bolt-On Acquisitions
On December 15, 2023. the Company completed the acquisition of approximately 7,000 net leasehold acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of the Company’s existing core acreage blocks in Eddy County, New Mexico.
The acquisition was recorded as an asset acquisition in accordance with ASC 805. Total consideration paid was $97.4 million after settlement statement adjustments, of which $77.4 million was allocated to unproved properties and $24.8 million to proved properties on a relative fair value basis and $4.8 million in assumed liabilities. As of December 31, 2023, the Company incurred $2.4 million in direct transaction costs related to this purchase that have been capitalized as acquisition costs.
On February 16, 2023, the Company completed the acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of the Company’s existing core acreage blocks in Lea County, New Mexico.
The acquisition was recorded as an asset acquisition in accordance with ASC 805. Total consideration paid was $107.3 million after settlement statement adjustments, of which $60.8 million was allocated to proved properties and $59.5 million to unproved properties on a relative fair value basis, $9.8 million to net working capital (including $11.3 million in cash acquired), less a deferred tax liability assumed of $22.8 million. As of December 31, 2023, the Company incurred $1.7 million in direct transaction costs related to this purchase that have been capitalized as acquisition costs.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued oil and gas sales receivable, net	$345,982	$206,266
Joint interest billings, net	123,160	58,375
Accrued derivative settlements receivable	8,228	16,999
Other	3,690	1,206
Accounts receivable, net	$481,060	$282,846

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accounts payable	$94,533	$51,443
Accrued capital expenditures	271,569	133,854
Revenues payable	527,470	250,120
Accrued employee compensation and benefits	29,836	33,897
Accrued interest	100,882	45,627
Accrued expenses and other	143,235	47,215
Accounts payable and accrued expenses	$1,167,525	$562,156
Note 5—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Credit Facility due 2027	$—	$385,000

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	300,000
6.875% Senior Notes due 2027	356,351	356,351
8.00% Senior Notes due 2027	550,000	—
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	500,000	—
7.00% Senior Notes due 2032	1,000,000	—
Unamortized debt issuance costs on Senior Notes	(23,149)	(10,994)
Unamortized debt (discount)/premium	6,131	(49,007)
Senior Notes, net	3,848,781	1,755,798

Total long-term debt, net	$3,848,781	$2,140,798
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) that, as of December 31, 2023, had a borrowing base of $4.0 billion and elected commitments of $2.0 billion. As of December 31, 2023, the Company had no borrowings outstanding and $2.0 billion in available borrowing capacity, net of $5.7 million in letters of credit outstanding.
On December 20, 2023, the Company entered into the sixth amendment to the Credit Agreement (the “Sixth Amendment”). The Sixth Amendment, among other things, increased the borrowing base from $2.5 billion to $4.0 billion and maintained the elected commitments at $2.0 billion. On September 1, 2023, the Company entered into the fourth and fifth amendments to the Credit Agreement (the “Fourth Amendment” and the “Fifth Amendment”). The Fourth Amendment expanded the waiver of the automatic reduction of the borrowing base under the Credit Agreement to, among other things, allow for the assumption (or the

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuance, in certain circumstances) of up to $1.05 billion principal amount of Permitted Senior Unsecured Notes (as defined in the Credit Agreement) in order to refinance debt assumed in the Earthstone Merger and otherwise allow for the issuance of Permitted Senior Unsecured Notes up to an aggregate principal amount of $1.0 billion. The Fifth Amendment, among other things, waived compliance with certain restrictive covenants to enable the Earthstone Merger, subject to customary conditions. In addition, the Fifth Amendment increased the aggregate elected commitments from $1.5 billion to $2.0 billion. The Fifth Amendment was effective as of the closing date of the Earthstone Merger on November 1, 2023.
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
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which is set at $2.0 billion currently; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of December 31, 2023.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries.
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events, (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021, or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of December 31, 2023, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the first quarter of 2024.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of December 31, 2023, the conversion rate was adjusted to 165.2357 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of December 31, 2023, the net liability related to the Convertible Senior Notes was $165.9 million.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior Unsecured Notes
On November 1, 2023, in connection with the Earthstone Merger, the Company entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031 (the “2031 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes. Interest on the 2027 8.00% Senior Notes is paid semi-annually in arrears on April 15 and October 15 of each year and interest on the 2031 Senior Notes is paid semi-annually in arrears on January 15 and July 15 of each year. At any time prior to April 15, 2024 (for the 2027 8.00% Senior Notes) and July 15, 2026 (for the 2031 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 106% to 100% (for the 2027 8.00% Senior Notes) and 104.94% to 100% (for the 2031 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest.
On September 12, 2023, OpCo issued at par $500 million of 7.00% senior notes due 2032 (the “Original 2032 Notes”) in a 144A private placement. On December 13, 2023, OpCo issued additional notes under the indenture dated September 12, 2023 that totaled an additional $500 million of 7.00% senior notes (together with the Original 2032 Notes, the “2032 Senior Notes”), which resulted in aggregate net proceeds to the Company of $982.5 million, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The 2032 Senior Notes are treated as a single series of securities and will vote together as a single class, and have substantially identical terms, other than the issue date and issue price. Interest is payable on the 2032 Senior Notes semi-annually in arrears each January 15 and July 15. On or after January 15, 2027, OpCo may, on any one or more occasions, redeem all or a portion of the 2032 Senior Notes at a redemption price decreasing annually from 103.5% to 100% of the principal amount redeemed plus accrued and unpaid interest.
On September 1, 2022, in connection with the Colgate Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Colgate Merger closing date, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Interest on the 2026 7.75% Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1. Since February 15, 2024 (for the 2026 7.75% Senior Notes) and on or after July 1, 2024 (for the 2029 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 103.88% to 100% (for the 2026 7.75% Senior Notes) and 102.94% to 100% (for the 2029 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest.
On March 15, 2019, OpCo issued $500.0 million of 6.875% senior unsecured notes due 2027 (the “2027 6.875% Senior Notes”) in a 144A private placement at a price equal to 99.235% of par that resulted in net proceeds to OpCo of $489.0 million, after deducting the original issuance discount of $3.8 million and debt issuance costs of $7.2 million. Interest is payable on the 2027 6.875% Senior Notes semi-annually in arrears each April 1 and October 1. Since April 1, 2022, OpCo may, on any one or more occasions, redeem all or a portion of the 2027 6.875% Senior Notes at a redemption price decreasing annually from 103.44% to 100% of the principal amount redeemed plus accrued and unpaid interest.
On November 30, 2017, OpCo issued at par $400.0 million of 5.375% senior unsecured notes due 2026 (the “2026 5.375% Senior Notes” and collectively with the 2032 Senior Notes, 2031 Senior Notes, 2027 8.00% Senior Notes, 2027 6.875% Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in a 144A private placement that resulted in net proceeds to OpCo of $391.0 million, after deducting $9.0 million in debt issuance costs. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15. Since January 15, 2023, OpCo may, on any one or more occasions, redeem all or a portion of the 2026 5.375% Senior Notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest.
In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of December 31, 2023, the remaining aggregate principal amount of 2027 6.875% Senior Notes and 2026 5.375% Senior Notes outstanding was $356.4 million and $289.4 million, respectively.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s Credit Agreement.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At any time prior to April 15, 2024 (for the 2027 8.00% Senior Notes), July 1, 2024 (for the 2029 Senior Notes), July 15, 2026 (for the 2031 Senior Notes) and January 15, 2027 (for the 2032 Senior Notes), the "Optional Redemption Dates,” OpCo may, on any one or more occasions, redeem up to 35% (40% for the 2032 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 108.000% (for the 2027 8.00% Senior Notes), 105.875% (for the 2029 Senior Notes), 109.875% (for the 2031 Senior Notes) and 107.000% (for the 2032 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% (60% for the 2032 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
At any time prior to Optional Redemption Dates, OpCo may, on any one or more occasions, redeem all or a part of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed, plus a "make-whole” premium, and any accrued and unpaid interest as of the date of redemption. On and after the Optional Redemption Dates, OpCo may redeem the Senior Unsecured Notes, in whole or in part, at redemption prices expressed as percentages of principal amount plus accrued and unpaid interest to the redemption date.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of December 31, 2023 and through the filing of this Annual Report.
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
Note 6—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) that are associated with its oil and gas properties for the periods presented:

(in thousands)	December 31, 2023	December 31, 2022
Asset retirement obligations, beginning of period	$40,947	$17,240
Liabilities assumed in mergers and acquisitions	79,114	21,156
Liabilities incurred	4,056	1,584
Liabilities divested and settled	(6,552)	(546)
Accretion expense	3,576	1,605
Revision to estimated cash flows	276	(92)
Asset retirement obligations, end of period	$121,417	$40,947
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stock-Based Compensation
On May 23, 2023, the stockholders of the Company approved the 2023 Long Term Incentive Plan (the “LTIP”). The LTIP is an equity incentive plan that replaced the Company’s prior plan and, among other things, increased the number of shares of Class A Common Stock authorized for issuance to employees and directors by 25,000,000 shares to a total of 69,250,000 shares. On February 20, 2024, in connection with the Earthstone Merger, the Company amended and restated the LTIP to further increase the number of shares of Class A Common Stock authorized for issuance by 2,468,560 shares to a total of 71,718,560 shares, reflecting the shares that the Company had assumed from the Earthstone Energy, Inc. Amended and Restated 2014 Long Term Incentive Plan in connection with the Earthstone Merger. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Equity Awards
Restricted stock	$34,762	$36,825	$33,162
Stock option awards	1	80	737
Performance stock units	43,655	79,282	3,350
Other stock-based compensation expense(1)	—	293	292
Total stock-based compensation - equity awards	78,418	116,480	37,541
Liability Awards
Restricted stock units	—	—	4,392
Performance stock units	—	(14,789)	22,360
Total stock-based compensation - liability awards	—	(14,789)	26,752
Total stock-based compensation expense	$78,418	$101,691	$64,293

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
In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. During the years ended December 31, 2023 and 2022, forty-three employees and two non-employee directors had Qualifying Terminations and received accelerated vesting of their unvested stock awards. These modifications resulted in an increase to total stock-based compensation expense of $40.0 million for the year ended December 31, 2023 and $46.5 million for the year ended December 31, 2022 as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
The following table provides information about restricted stock activity during the year ended December 31, 2023:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2022	8,182,705	$6.03
Granted	1,203,557	10.99
Vested	(4,870,283)	7.35
Forfeited	(694,748)	7.72
Unvested balance as of December 31, 2023	3,821,231	8.58
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a three or five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average fair value for restricted stock granted was $10.99, $7.92 and $5.25 per share for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of restricted stock that vested for the years ended December 31, 2023, 2022 and 2021 was $35.8 million, $35.7 million and $15.1 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of December 31, 2023 was $25.4 million, which the Company expects to recognize over a weighted average period of 2.3 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over their three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Class A Common Stock on the grant date. Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. No stock options were granted during the years ended December 31, 2023, 2022 and 2021.
The following table provides information about stock option awards outstanding during the year ended December 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	2,056,467	$15.44
Granted	—	—
Exercised	(79,434)	6.75		$387
Forfeited	—	—
Expired	(1,295,334)	15.34
Outstanding as of December 31, 2023	681,699	16.64	3.7	$628
Exercisable as of December 31, 2023	681,699	16.64	3.7	$628
The total fair value of stock options that vested during the year ended December 31, 2023 was minimal compared to $0.3 million and $1.2 million for the years ended 2022 and 2021, respectively. The intrinsic value of the stock options exercised during the year ended December 31, 2023 was $0.4 million and minimal for the years ended 2022 and 2021. As of December 31, 2023, there was no unrecognized compensation cost related to unvested stock options.
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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs measured during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Weighted average fair value per share	$18.19	$12.59	$9.36
Number of simulations	10,000,000	10,000,000	10,000,000
Weighted Average Expected implied stock volatility	55.4%	72.3%	99.8%
Dividend yield	—%	—%	—%
Weighted Average risk-free interest rate	4.2%	3.2%	0.8%
The following table provides information about PSUs outstanding during the year ended December 31, 2023:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2022	7,638,098	$13.11
Granted	288,355	18.19
Vested(1)	(2,462,725)	10.10
Forfeited	(444,303)	13.59
Unvested balance as of December 31, 2023	5,019,425	15.18
(1)     This balance includes vested PSU awards as of December 31, 2023 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation at the time of vesting, which may be greater than or less than the original number granted.

The total fair value of PSUs that vested during the year ended December 31, 2023 was $41.1 million compared to $53.6 million during the year ended December 31, 2022. As of December 31, 2023, there was $45.1 million of unrecognized compensation cost related to unvested performance stock units, which the Company expects to recognize on a pro rata basis over a weighted average period of 2.7 years.

Liability Awards
The Company had restricted stock units and performance stock units that were granted under the LTIP, which were settleable in cash and were classified as liability awards in accordance with ASC 718, but all such units were settled or modified to be settled in shares in 2022 and 2021. Compensation cost for these liability awards was based on the fair value of the units as of the balance sheet date as further discussed below, and such costs were recognized ratably over the service periods of the awards.
Restricted Stock Units
The Company granted 5.5 million restricted stock units during the third quarter of 2020 to certain officers and employees that were settleable in cash upon vesting. The restricted stock units vested annually in one-third increments over a three-year service period, with the first portion vesting on September 1, 2021. After one year from the grant date, however, the remaining two-thirds of unvested restricted stock units could vest immediately on an accelerated basis if they meet certain market-based vesting criteria (equal to the maximum return percentage discussed below for at least 20 out of any 30 consecutive trading days). Additionally, the restricted stock units included maximum and minimum return amounts equal to 400% and 25%, respectively, of the closing market price of the Company’s Class A Common Stock on the grant date.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the third quarter of 2021, the maximum return event (described above) occurred resulting in an immediate vesting of all the outstanding restricted stock units on September 1, 2021. The Company settled 1.8 million of the restricted stock units in cash resulting in a $6.2 million cash payment, and the remaining units were settled in Class A Common Stock. The portion of the units that were settled in Class A Common Stock were recognized as equity instruments on the vesting date, which resulted in $13.6 million of incremental stock compensation expense being recognized during the year ended December 31, 2021. There are no remaining restricted stock units outstanding as of December 31, 2023.
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
On August 18, 2022, the Compensation Committee amended the 2020 PSU agreement to allow a portion of the units to be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. At that time, the Company had the ability and intended to settle the 4.7 million 2020 PSUs that were modified in shares. As a result, these units were reclassified to equity based awards in accordance with ASC 718 and $10.0 million of incremental stock compensation expense was recognized during the third quarter of 2022 associated with the change in the fair value of the units. As of December 31, 2023, the 2020 PSUs were fully vested and settled in shares.
The remaining 0.8 million 2020 PSUs were accelerated vested and settled in a $9.4 million cash payment during the third quarter of 2022. There are no liability classified performance stock units outstanding as of December 31, 2023.
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
Commodity Swap, Collar Contracts and Deferred Premium Puts. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production, basis swaps to hedge the difference between the index price and a local or future index price, costless collars to establish fixed price floors and ceilings, or deferred premium puts to establish fixed price floors while delaying the premium payment until the option’s expiration. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of December 31, 2023:

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2024 - March 2024	2,739,100	30,100	$77.27
	April 2024 - June 2024	2,702,500	29,698	76.41
	July 2024 - September 2024	2,714,000	29,500	75.49
	October 2024 - December 2024	2,714,000	29,500	74.62
	January 2025 - March 2025	1,440,000	16,000	73.53
	April 2025 - June 2025	1,456,000	16,000	72.37
	July 2025 - September 2025	1,472,000	16,000	71.26
	October 2025 - December 2025	1,472,000	16,000	70.26

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	January 2024 - March 2024	182,000	2,000	$60.00	-	$76.01
	April 2024 - June 2024	182,000	2,000	60.00	-	76.01
	July 2024 - September 2024	184,000	2,000	60.00	-	76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	January 2024 - March 2024	227,500	2,500	$65.00	$4.96
	April 2024 - June 2024	227,500	2,500	65.00	4.96
	July 2024 - September 2024	230,000	2,500	65.00	4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	January 2024 - March 2024	3,148,600	34,600	$0.94
	April 2024 - June 2024	3,112,018	34,198	0.94
	July 2024 - September 2024	3,128,000	34,000	0.94
	October 2024 - December 2024	3,128,000	34,000	0.94
	January 2025 - March 2025	1,440,000	16,000	1.09
	April 2025 - June 2025	1,456,000	16,000	1.09
	July 2025 - September 2025	1,472,000	16,000	1.09
	October 2025 - December 2025	1,472,000	16,000	1.09

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	January 2024 - March 2024	3,148,600	34,600	$0.45
	April 2024 - June 2024	3,112,018	34,198	0.45
	July 2024 - September 2024	3,128,000	34,000	0.45
	October 2024 - December 2024	3,128,000	34,000	0.45
	January 2025 - March 2025	1,440,000	16,000	0.37
	April 2025 - June 2025	1,456,000	16,000	0.37
	July 2025 - September 2025	1,472,000	16,000	0.37
	October 2025 - December 2025	1,472,000	16,000	0.37

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(3)    These crude oil deferred premium puts are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual put prices for the volumes stipulated.
(4)    These crude oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.
(5)    These crude oil roll swap transactions are settled based on the difference between the arithmetic average of NYMEX WTI calendar month prices and the physical crude oil delivery month price.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2024 - March 2024	4,104,919	45,109	$3.77
	April 2024 - June 2024	5,906,321	64,905	3.29
	July 2024 - September 2024	5,949,388	64,667	3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	January 2024 - March 2024	12,740,000	140,000	$(0.90)
	April 2024 - June 2024	10,920,000	120,000	(0.99)
	July 2024 - September 2024	11,040,000	120,000	(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	January 2024 - March 2024	3,640,000	40,000	$0.00

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(4)
Natural gas collars	January 2024 - March 2024	6,815,081	74,891	$2.93	-	$6.81
	April 2024 - June 2024	5,013,679	55,095	2.68	-	5.04
	July 2024 - September 2024	5,090,612	55,333	2.68	-	5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net gain (loss) on derivative instruments	$114,016	$(42,368)	$(148,825)
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$88,192	$(17,601)	$70,591
	Other noncurrent assets	29,469	(2,435)	27,034
Derivative Liabilities
Commodity contracts	Other current liabilities	$20,326	$(17,601)	$2,725
	Other noncurrent liabilities	3,762	(2,435)	1,327

		December 31, 2022
Derivative Assets
Commodity contracts	Derivative instruments	$125,120	$(24,323)	$100,797
	Other noncurrent assets	22,016	(3,691)	18,325
Derivative Liabilities
Commodity contracts	Other current liabilities	$26,321	$(24,323)	$1,998
	Other noncurrent liabilities	6,349	(3,691)	2,658

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2023
Total assets	$—	$97,625	$—
Total liabilities	—	4,052	—
December 31, 2022
Total assets	$—	$119,122	$—
Total liabilities	—	4,656	—
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
Oil and Gas Property Acquisitions. The fair value measurements of assets acquired and liabilities assumed are measured on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; (vi) a market participant-based weighted average cost of capital rate and (vii) risk adjustment factors applied to proved and unproved reserves. These inputs require significant judgements and estimates by the Company’s management at the time of valuation. Refer to Note 2—Business Combinations for additional information on the fair value of assets acquired and liabilities assumed.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company calculates the estimated fair value of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) oil and gas reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management. The impairment test performed by the Company indicated that no impairment occurred during the years ended December 31, 2023, 2022 and 2021.
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	December 31, 2023			December 31, 2022
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility due 2027(1)	$—	$—	$—	$385,000	$385,000	$385,000
5.375% Senior Notes due 2026(2)	287,408	289,448	285,287	286,512	289,448	264,366
7.75% Senior Notes due 2026(2)	300,000	300,000	304,551	300,000	300,000	291,338
6.875% Senior Notes due 2027(2)	352,619	356,351	356,852	351,632	356,351	337,126
8.00% Senior Notes due 2027(2)	565,063	550,000	568,473	—	—	—
3.25% Convertible Senior Notes due 2028(2)(3)	165,897	170,000	404,124	165,025	170,000	285,858
5.875% Senior Notes due 2029(2)	658,562	700,000	684,705	652,629	700,000	601,125
9.875% Senior Notes due 2031(2)	536,280	500,000	555,625	—	—	—
7.00% Senior Notes due 2032(2)	982,952	1,000,000	1,030,790	—	—	—

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
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of December 31, 2023, noteholders had the right to convert during the fourth quarter of 2023. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 5—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.

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
Class A Common Stock
The Company had 540,789,758 shares of Class A Common Stock outstanding as of December 31, 2023.
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
Class C Common Stock
The Company had 230,962,833 shares of Class C Common Stock outstanding as of December 31, 2023 which were issued in connection with the Colgate and Earthstone mergers.
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
Shares of Class C Common Stock have and currently may only be issued to the Colgate or Earthstone OpCo Unit holders, their respective successors and assignees, or any permitted transferees of such unit holders. A holder of Class C Common Stock may transfer shares of Class C Common Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Common Units representing common membership interests in OpCo to such transferee in compliance with the Seventh Amended and Restated Limited Liability Company Agreement of OpCo. Each holder of Class C Common Stock generally has the right to cause the Company to redeem all or a portion of its Common Units in exchange for, at the Company’s option, an equal number of shares of Class A Common Stock or an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such OpCo Common Units in lieu of such a redemption by OpCo. Upon the future redemption or exchange of Common Units held by a holder of Class C Common Stock, a corresponding number of shares of Class C Common Stock held by such holder of Class C Common Stock will be canceled.
The shares of Class C Common Stock and underlying Common Units related to the Colgate Merger became exchangeable on March 1, 2023. The shares of Class C Common Stock and underlying Common Units related to the Earthstone Merger are not exchangeable until April 28, 2024, subject to certain customary exceptions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023, there were no shares of preferred stock issued or outstanding.
Stock Conversion
During the year ended December 31, 2023 certain legacy owners of Colgate and Earthstone exchanged 80.7 million of their Common Units of OpCo and corresponding shares of Class C Common Stock for Class A Common Stock. A deferred tax asset of $29.6 million was recorded in equity as a result of the conversion of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with these conversions.
Dividends
During the year ended December 31, 2023, the Company declared and paid a quarterly dividend of $0.05 per share of Class A Common Stock and a quarterly distribution of $0.05 per Common Unit (each of which has an underlying share of Class C Common Stock) during each quarter of 2023. Additionally, during the year ended December 31, 2023, the Company’s Board of Directors also declared and paid total variable dividends of $0.17 per share of Class A Common Stock and total variable distributions of $0.17 per Common Unit of OpCo. The cash dividends and distributions paid totaled $236.0 million for the year ended December 31, 2023.
During the year ended December 31, 2022, the Company declared its first dividend of $0.05 per share of Class A Common Stock and a distribution of $0.05 per Common Unit of OpCo, for a total cash payment of $27.9 million during the period.
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
During the year ended December 31, 2023, the Company paid $86.5 million to repurchase 7.2 million Common Units of OpCo resulting in an equal number of associated shares of Class C Common Stock simultaneously being canceled under its Repurchase Program. Additionally, during the three months ended December 31, 2023, the Company paid $37.9 million to repurchase 2.8 million shares of Class A Common Stock which were subsequently canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate and Earthstone mergers. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving the Company’s Class A Common Stock.
As of December 31, 2023, the noncontrolling interest ownership of OpCo had decreased to 30% from 48% as of December 31, 2022. This decrease was mainly the result of (i) exchanges of 80.7 million Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock; (ii) issuing 161.2 million shares of Class A Common Stock and 49.5 million shares of Class C Common Stock in connection with the Earthstone Merger; and (iii) common stock repurchases completed by the Company as discussed above.
The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the “Consolidated Statements of Shareholders’ Equity” for a summary of the activity attributable to the noncontrolling interest during the period.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Earnings Per Share
Basic EPS is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, outstanding stock options, withholding amounts from the employee stock purchase plan (prior to its discontinuation in January 2023) and warrants (prior to their expiration in 2021), all using the treasury stock method; (ii) equity-based restricted stock and performance stock units that were vested but not outstanding, using the treasury stock method; and (iii) the Company’s Class C Common Stock and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income attributable to Class A Common Stock	$476,306	$515,037	$138,175
Add: Interest on Convertible Senior Notes, net of tax	5,433	5,484	4,916
Adjusted net income attributable to Class A Common Stock	$481,739	$520,521	$143,091

Basic weighted average shares of Class A Common Stock outstanding	349,213	286,160	280,871
Add: Dilutive effects of Convertible Senior Notes	27,710	27,074	21,363
Add: Dilutive effects of equity awards and ESPP shares	12,173	9,582	7,936
Diluted weighted average shares of Class A Common Stock outstanding	389,096	322,816	310,170

Basic net earnings per share of Class A Common Stock	$1.36	$1.80	$0.49
Diluted net earnings per share of Class A Common Stock	$1.24	$1.61	$0.46
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Out-of-the-money stock options	1,260	2,038	2,222
Restricted stock	55	823	589
Performance stock units	29	941	100
Employee Stock Purchase Plan	—	—	7
Weighted average shares of Class C Common Stock	248,511	90,013	—
Private Placement Warrants	—	—	6,000

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Income Taxes
Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current taxes
Federal	$104	$—	$—
State	(2,893)	(2,796)	(569)
	(2,789)	(2,796)	(569)
Deferred taxes
Federal	(132,039)	(106,011)	—
State	(21,117)	(11,485)	—
	(153,156)	(117,496)	—

Income tax (expense) benefit	$(155,945)	$(120,292)	$(569)
A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations for the periods presented is provided below. In connection with the Earthstone Merger and Colgate Merger and the issuance of Class C Stock of the Company, noncontrolling interest in the partnership is the Company’s largest reconciling item to the federal statutory rate.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income tax (expense) benefit at the federal statutory rate	$(217,486)	$(182,728)	$(29,136)
State income tax (expense) benefit - net of federal benefit	(18,741)	(16,007)	(1,648)
Noncontrolling interest in partnership	83,690	49,309	—
Nondeductible stock-based and other compensation	(963)	(10,827)	(6,609)
Nondeductible expenses and other	(2,445)	(122)	(83)
Change in valuation allowance	—	40,083	36,907
Income tax (expense) benefit	$(155,945)	$(120,292)	$(569)

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$104,915	$73,337
Other assets	219	273
Total deferred tax assets	105,134	73,610

Deferred tax liabilities:
Investment in OpCo	(527,755)	(73,535)

Valuation allowance	(6)	(6)

Net deferred tax asset (liability)	$(422,627)	$69
The following table summarizes the amounts and classification in the consolidated balance sheets of the Company’s deferred taxes outstanding at the respective balance dates:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Other noncurrent assets	$—	$4,499
Deferred tax liabilities:
Deferred income taxes	(422,627)	(4,430)
Total deferred income taxes, net	$(422,627)	$69

In connection with the Earthstone Merger and Colgate Merger, the Company recorded a $164.5 million and $412.7 million reduction, respectively, in equity to reflect the change in its ownership interest in OpCo, which are net of a deferred income tax benefits of $47.1 million and $120.2 million, respectively.
As of December 31, 2023, the Company had approximately $496.3 million and $16.0 million of U.S. federal and state net operating loss carryovers, respectively. Approximately $382.6 million and $0.2 million of these U.S. federal and state net operating loss carryovers expire in 2037, respectively.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating loss carry forwards. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company generated taxable income in the current year and is projecting future taxable income exclusive of reversing items. Based upon these earnings and the expected timing of the reversal of its existing taxable temporary differences, management determined it is more-likely-than-not that, with the exception of certain state net operating loss carryovers, the remaining deferred income tax assets existing at December 31, 2023 will be realized.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2023 and 2022, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2023, the Company has no current tax years under audit, but one of the Company’s predecessor entities, Earthstone Energy Holdings, is currently under examination by the Internal Revenue Service for the 2021 Federal Form 1065 as filed. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2019 through 2023.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Transactions with Related Parties
Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”) and related affiliates of each entity each beneficially own approximately 12%, 10%, 7% and 6%, respectively, equity interest in the Company as of December 31, 2023. Certain members of OpCo’s management owned profit interests at CEP III Holdings, LLC and its affiliates (“Colgate Holdings”) until December 2022. Due to Pearl, EnCap, Riverstone and NGP’s beneficial ownership and NGP, Pearl and OpCo’s management’s previously held interest in Colgate Holdings, these entities are considered related parties to the Company.
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
The following table summarizes the costs incurred and revenues recognized from such arrangements during the periods they were considered related parties, as discussed above, as included in the consolidated statements of operations for the periods indicated, as well as the related net receivables and payables outstanding as of the balance sheet dates:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Lucid
Oil and gas sales	$—	$25,117	$21,533
Gathering, processing and transportation expenses	—	5,398	6,870
Streamline
Lease operating expenses	5,296	1,465	—
Maple
Oil and gas sales	—	8,354	—
Lease operating expenses	—	4,368	—
Capital expenditures	—	11,196	—
LM Energy Partners
Gathering, processing and transportation expenses	—	4,024	—

(in thousands)	December 31, 2023	December 31, 2022
Accounts receivable, net
Maple	—	128
Accounts payable and accrued expenses
Maple	—	2,790
LM Energy Partners	—	2,283

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2023, the Company paid Novo Minerals, LP and Pegasus Resources Holdings, LLC, both affiliates of EnCap, $10.7 million and $2.2 million, respectively, for revenues earned based upon their net revenue interests held in wells that are operated by the Company.
During the year ended December 31, 2023, the Company repurchased 7.2 million Common Units of OpCo from NGP for $86.5 million under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.
Note 14—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments required under contractual commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2023:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Purchase obligations	$57,581	$57,575	$5,200	$—	$—	$—	$120,356
Purchase Obligations
In 2021, the Company entered into a multi-year energy purchase agreement to buy electricity utilized in our Texas operations. Under the contract, the Company is obligated to purchase a minimum amount of electricity at a fixed price. If the Company does not utilize the minimum amounts of electricity on a monthly basis and the supplier is unable to sell the unutilized quantity, the Company is liable for the full cost of the underutilization at the fixed price per the agreement. The total remaining obligation is $15.6 million, which represents the gross minimum financial commitments pursuant to this agreement as of December 31, 2023. The Company paid electricity costs of $7.5 million and $8.0 million for the years ended December 31, 2023 and December 31, 2022, respectively, to this supplier.
In 2022, the Company entered into a two-year purchase agreement to buy frac sand used in its well fracture stimulation process. Subsequently in 2023, this purchase agreement was canceled without financial penalty and a new contract was entered into with the same third-party. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac sand at a fixed price. The remaining obligation under this contract is $104.7 million, which represents the minimum financial commitment pursuant to the terms of the contract from December 31, 2023 through December 31, 2025. Actual expenditures under these contracts may exceed the minimum commitments. The Company paid $102.5 million and $11.3 million for the years ended December 31, 2023 and December 31, 2022, respectively, under the original contract, which was capitalized as incurred during the period.
Delivery Commitments
In August 2018, the Company entered into a firm crude oil sales agreement with a large integrated oil company that was subsequently amended during the year ended December 31, 2020. Utilizing this company’s transport capacity out of the Permian Basin, the agreement, as amended, provides for firm gross sales of 29,000 Bbls/d over the next 1.5 years and is based upon prevailing market prices of ICE Brent and contractual differentials. These pricing terms are resulting in realized prices that currently have wider differentials than those being realized under the Company’s other oil marketing agreements. However, if the oil price differential between the ICE Brent and NYMEX WTI indices widen in the future, the oil price realized under this delivery commitment will improve relative to the prices realized under the Company’s other oil sales contracts. Under-delivery of volumes would result in a financial obligation to the Company.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments
Refer to Note 16—Leases for details on the Company’s operating and financing lease agreements.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, as well as gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider has filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company has made a payment for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss is reasonably possible in relation to these matters, and such amount could range from zero to $7.6 million, which may be subject to additional interest charges, and no amount in that range is a better estimate than any other.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Year Ended December 31,
	2023	2022	2021
Operating revenues (in thousands):
Oil sales	$2,696,777	$1,622,035	$743,069
Natural gas sales(1)	142,077	276,957	149,478
NGL sales(2)	282,039	232,273	137,345
Oil and gas sales	$3,120,893	$2,131,265	$1,029,892
(1)    Natural gas sales include a portion of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales of $48.9 million for the year ended December 31, 2023, $13.1 million for the year ended December 31, 2022 and none for the year ended December 31, 2021.
(2)    NGL sales include a portion of GP&T that are reflected as a reduction to NGL sales of $73.3 million for the year ended December 31, 2023, $10.6 million for the year ended December 31, 2022 and none for the year ended December 31, 2021.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Natural gas and NGL sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the agreed upon delivery point at which the purchaser takes title of the product. The midstream processing entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company elects to take its residue gas or NGL product “in-kind” at the plant tailgate, fees incurred prior to transfer of control at the outlet of the plant are presented as GP&T within the consolidated statements of operations. Where the Company does not take its residue gas or NGL products “in-kind”, transfer of control occurs at the inlet of the gas gathering systems, or prior, and fees incurred subsequent to this point are reflected as a net reduction to natural gas and NGL sales revenues presented in the table above. During the year ended December 31, 2023, the majority of the Company’s contracts with customers have elections to not take its products “in-kind” resulting in more fees being shown as a net reduction to revenues as discussed above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2023 and 2022, such receivable balances were $346.0 million and $206.3 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2023 and 2022, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements, and other wellhead equipment. As of December 31, 2023, these leases have remaining lease terms ranging from one month to eight years, some of which include options to extend the lease term for up to five years, and some of which include options to early terminate. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. The Company has one financing lease entered into in connection with an office building purchase in Midland, Texas, where it had previously been a lessee of the building at the time of purchase in April of 2023. As part of the building purchase, the Company assumed a ninety-nine year ground lease and accordingly, recorded a financing lease liability. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	December 31, 2023	December 31, 2022
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$59,359	$64,792
Finance right-of-use asset	Other noncurrent assets	15,189	—
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$33,006	$29,759
Finance lease liability	Other current liabilities	753	—
Noncurrent
Operating lease liabilities	Operating lease liabilities	$28,302	41,341
Finance lease liability	Other noncurrent liabilities	14,821	—

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

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted-average discount rate	5.55%	7.3%	5.02%	—%
Weighted-average remaining lease term (years)	3.02	97.25	4.55	0

The Company’s drilling rig contracts, office rental agreements, and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.
Variable lease payments are recognized in the period in which they are incurred and include operating expenses related to the office rental agreements. Expenses related to short-term leases are recognized on a straight-line basis over the lease term as either expenses to the consolidated statements of operations or capitalized to the consolidated balance sheets. The following table presents the components of the Company’s lease expenses for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022
Operating Lease costs
Operating lease cost	$40,988	$27,900
Variable lease cost	1,222	892
Short-term lease cost	168,026	42,567
Finance Lease costs
Amortization of ROU assets	117	—
Interest on lease liabilities	844	—
Total Lease Cost	$211,197	$71,359

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease liability payments:
Net cash used in operating activities	$15,856	$4,757
Net cash used in investing activities	$25,645	23,143
Financing lease liability payments:
Net cash used in operating activities	$577	$—
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	$29,713	$63,681
Right-of-use assets recognized (derecognized) with offsetting finance lease liabilities	$15,306	$—
Maturities of the Company’s long-term operating and financing lease liabilities by fiscal year as of December 31, 2023 are as follows:

(in thousands)	Operating Leases(1)	Finance Lease
2024	35,112	783
2025	14,721	803
2026	5,204	823
2027	2,895	843
2028	2,705	864
2029 and thereafter	6,045	206,420
Total lease payments	66,682	210,536
Less: imputed interest	(5,374)	(194,962)
Present value of lease liabilities	$61,308	$15,574
(1)     Total operating lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
Note 17—Subsequent Events
Dividends Declared
On February 27, 2024, the Company announced that its Board of Directors declared a quarterly dividend of $0.05 per share of Class A Common Stock and a quarterly distribution of $0.05 per Common Unit of OpCo. Additionally, the Company’s Board of Directors declared a variable dividend of $0.10 per share of Class A Common Stock and a quarterly variable distribution of $0.10 per Common Unit of OpCo. The base and variable dividend represent a total return of $0.15 per share. The dividend is payable on March 21, 2024 to shareholders of record as of March 13, 2024.

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

(in thousands)	December 31, 2023	December 31, 2022
Proved properties	$15,036,687	$8,869,174
Unproved properties	2,401,317	1,424,744
Total proved and unproved properties	17,438,004	10,293,918
Accumulated depreciation, depletion and amortization	(3,401,895)	(2,419,692)
Net capitalized costs	$14,036,109	$7,874,226

Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Acquisition costs:
Proved properties(1)	$4,590,212	$3,297,400	$1,988
Unproved properties(1)	1,147,857	642,113	4,522
Development costs(2)	1,596,657	540,094	303,938
Exploration costs(3)	17,537	10,145	5,718
Total	$7,352,263	$4,489,752	$316,166

(1)    These amounts include the fair value of the proved and unproved properties recorded in the purchase price allocation with respect to the Earthstone Merger and other asset acquisitions as of December 31, 2023, which includes deferred tax liabilities of $344.2 million assumed in these acquisitions, and the Colgate Merger as of December 31, 2022. These purchases were funded through a combination of issuances of the Company’s Class A and C Common Stock, debt assumed and cash. Refer to Note 2—Business Combinations for additional information on the mergers.
(2)    Includes the cost of drilling development wells and associated facilities for which construction was completed during the period. Costs associated with wells and facilities that are in progress or awaiting completion at year-end are not included and were $242.4 million, $301.8 million and $60.6 million as of the years ended December 31, 2023, 2022 and 2021, respectively.
(3)    Includes all exploratory expenses, including dry hole costs. Does not include other operating expenses.

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2023, 2022 and 2021 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2023, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)(1)(2)
Total proved reserves:
Balance - December 31, 2020	150,492	527,787	60,445	298,902
Extensions and discoveries	19,405	55,820	6,242	34,950
Revisions to previous estimates	(1,948)	40,697	(6,703)	(1,868)
Divestitures of reserves in place	(2,795)	(6,558)	(649)	(4,537)
Production	(11,701)	(40,741)	(3,752)	(22,243)
Balance - December 31, 2021	153,453	577,005	55,583	305,204
Extensions and discoveries	51,906	144,316	19,387	95,346
Revisions to previous estimates	(22,181)	(111,405)	(9,279)	(50,027)
Purchases of reserves in place	124,072	494,221	66,437	272,879
Divestitures of reserves in place	(1,983)	(10,874)	(2,527)	(6,322)
Production	(18,235)	(59,692)	(6,750)	(34,934)
Balance - December 31, 2022	287,032	1,033,571	122,851	582,146
Extensions and discoveries	44,878	126,646	18,391	84,376
Revisions to previous estimates	(39,725)	(120,624)	(9,038)	(68,868)
Purchases of reserves in place	139,938	848,391	121,342	402,678
Divestitures of reserves in place	(3,227)	(2,712)	(563)	(4,242)
Production	(35,560)	(119,182)	(15,569)	(70,992)
Balance - December 31, 2023	393,336	1,766,090	237,414	925,098

Proved developed reserves:
December 31, 2021	77,973	326,223	30,318	162,662
December 31, 2022	156,941	652,270	74,940	340,593
December 31, 2023	271,328	1,441,914	192,368	704,015

Proved undeveloped reserves:
December 31, 2021	75,480	250,782	25,265	142,542
December 31, 2022	130,091	381,301	47,911	241,553
December 31, 2023	122,008	324,176	45,046	221,083

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Includes total proved reserves of 277,529 MBoe as of December 31, 2023 and 279,430 MBoe as of December 31, 2022 attributable to a consolidated subsidiary in which there was a 30% and 48%, respectively, noncontrolling interest. There was no noncontrolling interest as of December 31, 2021 and 2020.

Notable changes in proved reserves for the year ended December 31, 2023 included the following:
•Purchases of reserves in place. In 2023, 402.7 MMBoe of proved reserves were added primarily from properties acquired in the Earthstone Merger on November 1, 2023. Refer to Note 2—Business Combinations for further details on the Earthstone Merger transaction.
•Extensions and discoveries. In 2023, 84.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 47.9 MMBoe for new proved undeveloped (“PUD”) locations; and ii) 36.4 MMBoe for unproved locations that were successfully converted to new proved developed (“PDP”) wells during the period. These additions resulted from the Company’s 2023 drilling program, which added locations primarily in the various Bone Spring and Wolfcamp formations on the Company’s acreage in the Delaware Basin.
•Revisions to previous estimates. In 2023, total revisions to previous estimates reduced proved reserves 68.9 MMBoe. These downward revisions in 2023 primarily related to i) 25.4 MMBoe of reduced reserves from lower average commodity prices for the year ended 2023, ii) 22.3 MMBoe of negative revisions associated with PUD locations that were mainly reclassified to unproved reserves due to changes in the Company’s development plan, and iii) the 21.2 MMBoe of downward revisions primarily related to lowered estimates associated with timing and performance.
Notable changes in proved reserves for the year ended December 31, 2022 included the following:
•Purchases of reserves in place. In 2022, 272.9 MMBoe of proved reserves were added primarily from properties acquired in the Colgate Merger on September 1, 2022. Refer to Note 2—Business Combinations for further details on the Colgate Merger transaction.
•Extensions and discoveries. In 2022, 95.3 MMBoe of proved reserves were added through extensions and discoveries and include: i) 77.8 MMBoe for new PUD locations; and ii) 17.5 MMBoe for unproved locations that were successfully converted to new PDP wells during the period. These additions resulted from the Company’s 2022 drilling program, which added locations primarily in the various Bone Spring Sand formations on the Company’s New Mexico acreage and also on the Company’s Texas position primarily in the Wolfcamp A and B formations.
•Revisions to previous estimates. In 2022, total revisions to previous estimates reduced proved reserves 50.0 MMBoe. Aggregate downward revisions in 2022 were 60.2 MMBoe and primarily related to 47.8 MMBoe of negative revisions associated with PUD locations that were either reclassified to unproved reserves or removed due to changes in the Company’s development plan as a result of combining drilling programs following the Colgate Merger. The remaining 12.4 MMBoe of the downward revisions were associated with performance, timing, and operating cost revisions. These downward revisions were mostly offset by positive revisions of 10.2 MMBoe related primarily to upward pricing adjustments associated with higher average commodity prices for the year ended December 31, 2022.
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
•Divestitures of reserves in place. In 2021, 4.5 MMBoe of reserves in place were removed following the divestiture of non-core acreage discussed further in Note 3—Acquisitions and Divestitures.

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows (the “Standardized Measure”) relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). Future cash inflows as of December 31, 2023, 2022 and 2021 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2023, 2022 and 2021, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.
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

The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Future cash inflows	$39,110,246	$36,444,649	$13,224,260
Future development costs	(3,542,036)	(3,051,047)	(984,827)
Future production costs	(15,772,824)	(9,381,857)	(4,404,841)
Future income tax expenses	(2,629,285)	(4,821,696)	(1,162,657)
Future net cash flows	17,166,101	19,190,049	6,671,935
10% discount to reflect timing of cash flows	(7,639,884)	(9,764,471)	(3,275,615)
Standardized measure of discounted future net cash flows(1)	$9,526,217	$9,425,578	$3,396,320
(1)    Includes discounted future net cash flows of $2.9 billion as of December 31, 2023 and $4.5 billion as of December 31, 2022 attributable to a consolidated subsidiary in which there was a 30% and 48%, respectively, noncontrolling interest. There was no noncontrolling interest as of December 31, 2021.

The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with ASC 932:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Standardized measure of discounted future net cash flows, beginning of period	$9,425,578	$3,396,320	$1,184,675
Sales of oil, natural gas and NGLs, net of production costs	(2,417,077)	(1,705,759)	(770,437)
Purchase of minerals in place	5,272,706	5,555,649	—
Divestiture of minerals in place	(81,196)	(103,030)	(34,334)
Extensions and discoveries, net of future development costs	1,173,711	1,789,830	445,256
Previously estimated development costs incurred during the period	856,033	369,088	216,526
Net change in prices and production costs	(5,966,081)	2,508,583	2,859,463
Change in estimated future development costs	244,751	85,931	(3,747)
Revisions of previous quantity estimates	(823,441)	(1,127,536)	(29,946)
Accretion of discount	1,171,468	387,747	118,914
Net change in income taxes	707,586	(1,807,957)	(476,681)
Net change in timing of production and other	(37,821)	76,712	(113,369)
Standardized measure of discounted future net cash flows, end of period(1)	$9,526,217	$9,425,578	$3,396,320
(1)    Includes discounted future net cash flows of $2.9 billion as of December 31, 2023 and $4.5 billion as of December 31, 2022 attributable to a consolidated subsidiary in which there was a 30% and 48%, respectively, noncontrolling interest. There was no noncontrolling interest as of December 31, 2021.

Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2023	2022	2021
Oil (per Bbl)	$77.05	$91.43	$61.77
Gas (per Mcf)	1.63	5.01	3.23
NGLs (per Bbl)	24.95	40.90	33.89

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officers and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
During the fourth quarter of 2023, the Company completed its merger with Earthstone. As part of the ongoing integration of the acquired business, the Company is in the process of incorporating the controls and related procedures of Earthstone.
The principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Other than incorporating Earthstone’s processes and procedures, there were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2023.
Management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 excludes an assessment of the internal control over financial reporting of Earthstone, which was acquired in a business combination on November 1, 2023 (refer to Note 2—Business Combinations in Item 8 of this Annual Report for further details on the Earthstone Merger). The total revenues of Earthstone represent approximately 11% of the related consolidated financial statement amounts for the year ended December 31, 2023 and the total fair value of the Earthstone assets acquired as of the Earthstone Merger closing date represent approximately 39% of the total assets of the consolidated Company as of December 31, 2023.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2023, which is included in this Annual Report.
ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2023, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, Texas, Auditor Firm ID: 185.
The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2023 and 2022	70
	Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021	71
	Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	72
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021	74
	Notes to Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021	76
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
2.1
Business Combination Agreement, dated as of May 19, 2022, by and among Registrant, Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, among other parties (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2022).

2.2
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
3.3
Seventh Amended and Restated Limited Liability Company Agreement of Permian Resources Operating, LLC dated as of November 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-209140) filed with the SEC on January 27, 2016).

4.2	Description of Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023).
4.3
Indenture (5.375% Senior Notes due 2026), dated as of November 30, 2017, among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

4.4
First Supplemental Indenture (5.375% Senior Notes due 2026), dated as of May 22, 2020, among Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 on the Company's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.5
Second Supplemental Indenture (5.375% Senior Notes due 2026), dated as of September 1, 2022, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.6
Third Supplemental Indenture (5.375% Senior Notes due 2026), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.7
Fourth Supplemental Indenture (5.375% Senior Notes due 2026), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.8
Indenture (6.875% Senior Notes due 2027), dated as of March 15, 2019, among Centennial Resource Production, LLC, the subsidiary guarantors named therein and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with SEC on March 18, 2019).

4.9
First Supplemental Indenture (6.875% Senior Notes due 2027), dated as of May 22, 2020, among Centennial Resource Development, Inc., as parent guarantor, and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.3 on the Company's Current Report on Form 8-K filed with the SEC on May 22, 2020).

4.10
Second Supplemental Indenture (6.875% Senior Notes due 2027), dated as of September 1, 2022, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.11
Third Supplemental Indenture (6.875% Senior Notes due 2027), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.12
Fourth Supplemental Indenture (6.875% Senior Notes due 2027), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.13
Indenture (3.25% Exchangeable Notes due 2028), dated as of March 19, 2021, among Centennial Resource Production, LLC and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2021).

4.14
First Supplemental Indenture (3.25% Exchangeable Notes due 2028), dated as of March 19, 2021, among Centennial Resource Production, LLC, the guarantors party thereto, and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2021).

4.15
Second Supplemental Indenture (3.25% Exchangeable Notes due 2028), dated as of September 1, 2022, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.16
Third Supplemental Indenture (3.25% Exchangeable Senior Notes due 2028), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.17
Fourth Supplemental Indenture (3.25% Exchangeable Senior Notes due 2028), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and UMB Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.18
Indenture (7.75% Senior Notes due 2026), dated as of January 27, 2021, among Colgate Energy Partners III, LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.12 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023).

4.19
First Supplemental Indenture (7.75% Senior Notes due 2026), dated as of September 1, 2022, among Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.20
Second Supplemental Indenture (7.75% Senior Notes due 2026), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.21
Third Supplemental Indenture (7.75% Senior Notes due 2026), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.22
Indenture (5.875% Senior Notes due 2029), dated as of June 30, 2021, among Colgate Energy Partners III, LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023).

4.23
First Supplemental Indenture (5.875% Senior Notes due 2029), dated as of September 1, 2022, among Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.24
Second Supplemental Indenture (5.875% Senior Notes due 2029), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.25
Third Supplemental Indenture (5.875% Senior Notes due 2029), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.26
Indenture (8.00% Senior Notes due 2027), date as of April 12, 2022, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2022.

4.27
Second Supplemental Indenture (8.000% Senior Notes due 2027), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.28
Indenture (9.875% Senior Notes due 2031), dated as of June 30, 2023, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

4.29
Second Supplemental Indenture (9.875% Senior Notes due 2031), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.30
Indenture (7.000% Senior Notes due 2032), dated as of September 12, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

4.31
First Supplemental Indenture (7.000% Senior Notes due 2032), dated as of November 1, 2023, by and among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-209140) filed with the SEC on January 27, 2016).
10.2
Purchase and Sale Agreement, dated as of August 2, 2018, between Centennial Resource Production, LLC and BP Products North America Inc. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on August 6, 2018).

10.3
Amendment no. 1 to Purchase and Sale Agreement, dated as of August 2, 2018, by and between Centennial Resource Production, LLC and BP Products North America Inc. (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed with the SEC on April 1, 2020).

10.4#
Form of Stock Option Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.5#
Form of Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.6#
Form of Restricted Stock Agreement under the Centennial Resource Development, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.7#*	Form of Amended and Restated Performance Restricted Stock Unit Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan.
10.8#
Permian Resources Corporation Third Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2022).

10.9
Permian Resources Corporation Fourth Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023).

10.10#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
10.11
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.12
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Mizuho Markets Americas LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.13
Base Capped Call Transaction, dated as of March 16, 2021, between Centennial Resource Production, LLC, Centennial Resource Development, Inc, and Royal Bank of Canada (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.14#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.15#
Form of Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2022).

10.16#
Form of Performance Restricted Stock Unit Agreement under the Permian Resources Corporation 2016 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023).

10.17
Third Amended and Restated Credit Agreement, dated as of February 18, 2022, among Centennial Resource Production, LLC, Centennial Resource Development, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 23, 2022).

10.18
Limited Consent and Waiver and First Amendment to Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2022).

10.19
Third Amendment to Third Amended and Restated Credit Agreement, dated as of April 24, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2023).

10.20
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 1, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

10.21
Fifth Amendment to Third Amended and Restated Credit Agreement, dated as of September 1, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

10.22*	Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of December 20, 2023.
10.23#*	Permian Resources Corporation 2023 Long Term Incentive Plan.
10.24
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc., William M. Hickey, III and James Walter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.25
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc., NGP XI US Holdings, L.P., NGP Pearl Holdings II, LLC and Luxe Energy, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.26
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc. and Pearl Energy Investments, L.P., Pearl Energy Investments II, L.P. and Pearl CIII Holdings, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.27
Voting and Support Agreement, dated August 21, 2023, by and among Permian Resources Corporation, Earthstone Energy, Inc. and Riverstone VI Centennial QB Holdings, L.P., REL US Centennial Holdings, LLC, Riverstone Non-ECI USRPI AIV, L.P. and Silver Run Sponsor, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.28
Voting and Support Agreement, dated August 21, 2023, by and among Earthstone Energy, Inc., Permian Resources Corporation, EnCap Energy Capital Fund VII, L.P., Bold Energy Holdings, LLC and EnCap Energy Capital Fund XI. L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

10.29
Voting and Support Agreement, dated August 21, 2023, by and among Earthstone Energy, Inc., Permian Resources Corporation, Cypress Investments, LLC and Broken Oak Investments, LLC. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023)

10.30
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
99.1
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2021 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2022 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2023
99.4*	Unaudited pro forma condensed combined financial statements of Permian Resources Corporation.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
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

Signature	Title	Date

/s/ WILLIAM M. HICKEY, III
William M. Hickey, III	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ JAMES H. WALTER
James H. Walter	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ GUY M. OLIPHINT
Guy M. Oliphint	Executive Vice President and Chief Financial Officer	February 29, 2024

/s/ BRENT P. JENSEN
Brent P. Jensen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024

/s/ STEVEN D. GRAY
Steven D. Gray	Chairman	February 29, 2024

/s/ ROBERT J. ANDERSON
Robert J. Anderson	Director	February 29, 2024

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 29, 2024

/s/ FROST W. COCHRAN
Frost W. Cochran	Director	February 29, 2024

/s/ KARAN E. EVES
Karan E. Eves	Director	February 29, 2024

/s/ ARON MARQUEZ
Aron Marquez	Director	February 29, 2024

/s/ WILLIAM J. QUINN
William J. Quinn	Director	February 29, 2024

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 29, 2024

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 29, 2024