Form 10-Q
period 2024-03-31
Permian Resources Corp
filed 2024-05-08
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
Commission file number 001-37697

PERMIAN RESOURCES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5381253
(State of Incorporation)	(I.R.S. Employer Identification No.)
300 N. Marienfeld St., Suite 1000
Midland, Texas 79701
(Address of principal executive offices)
(432) 695-4222
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	PR	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 769,949,894 shares of total common stock outstanding, including 582,405,333 shares of Class A Common Stock, par value $0.0001 per share, and 187,544,561 shares of Class C Common Stock, par value $0.0001 per share.

GLOSSARY OF UNITS OF MEASUREMENTS AND INDUSTRY TERMS
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “Permian Resources,” “we,” “us,” or “our” are references to Permian Resources Corporation and its consolidated subsidiaries, including Permian Resources Operating, LLC.

The following are abbreviations and definitions of certain terms used in this Quarterly Report, which are commonly used in the oil and natural gas industry:
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans objectives and expectations of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations will prove to have been correct.
Forward-looking statements may include statements about:
•volatility of oil, natural gas and NGL prices or a prolonged period of low oil, natural gas or NGL prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil, natural gas and NGLs;
•political and economic conditions and events in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America;
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
•our ability to identify, complete and effectively integrate acquisitions of properties, assets or businesses;
•our ability to realize the anticipated benefits and synergies from the merger (the “Earthstone Merger”) of the Company with Earthstone Energy, Inc., a Delaware corporation (“Earthstone”), and its subsidiaries and effectively integrate the assets acquired in such transaction;
•our hedging strategy and results;
•our competition;
•our ability to obtain permits and governmental approvals;
•our compliance with government regulations, including those related to climate change as well as environmental, health and safety regulations and liabilities thereunder;
•our pending legal matters;
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, natural gas and NGLs. Factors which could cause our actual results to differ materially from the results contemplated by forward-looking statements include, but are not limited to:
•commodity price volatility (including regional basis differentials);
•uncertainty inherent in estimating oil, natural gas and NGL reserves, including the impact of commodity price declines on the economic producibility of such reserves, and in projecting future rates of production;
•geographic concentration of our operations;
•lack of availability of drilling and production equipment and services;
•lack of transportation and storage capacity as a result of oversupply, government regulations or other factors;
•risks relating to the Earthstone Merger;
•competition in the oil and natural gas industry for assets, materials, qualified personnel and capital;
•drilling and other operating risks;
•environmental and climate related risks, including seasonal weather conditions;
•regulatory changes;
•restrictions on the use of water, including limits on the use of produced water and potential restrictions on the availability to water disposal facilities;
•availability to cash flow and access to capital;
•inflation;
•changes in our credit ratings or adverse changes in interest rates;
•changes in the financial strength of counterparties to our credit agreement and hedging contracts;
•the timing of development expenditures;
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
•changes in local, regional, national, and international economic conditions;
•security threats, including evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•the other risks described in “Item 1A. Risk Factors” in our 2023 Annual Report.
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
Should one or more of the risks or uncertainties described in this Quarterly Report or our 2023 Annual Report occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$12,692	$73,290
Accounts receivable, net	557,243	481,060
Derivative instruments	5,000	70,591
Prepaid and other current assets	32,442	25,451
Total current assets	607,377	650,392
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,476,541	2,401,317
Proved properties	15,492,619	15,036,687
Accumulated depreciation, depletion and amortization	(3,808,590)	(3,401,895)
Total oil and natural gas properties, net	14,160,570	14,036,109
Other property and equipment, net	45,007	43,647
Total property and equipment, net	14,205,577	14,079,756
Noncurrent assets
Operating lease right-of-use assets	123,147	59,359
Other noncurrent assets	145,208	176,071
TOTAL ASSETS	$15,081,309	$14,965,578
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$977,114	$1,167,525
Operating lease liabilities	53,172	33,006
Derivative instruments	33,687	2,725
Other current liabilities	48,059	38,297
Total current liabilities	1,112,032	1,241,553
Noncurrent liabilities
Long-term debt, net	3,909,418	3,848,781
Asset retirement obligations	128,160	121,417
Deferred income taxes	441,839	422,627
Operating lease liabilities	71,898	28,302
Other noncurrent liabilities	69,766	73,150
Total liabilities	5,733,113	5,735,830
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 587,622,487 shares issued and 582,262,542 shares outstanding at March 31, 2024 and 544,610,984 shares issued and 540,789,758 shares outstanding at December 31, 2023	59	54
Class C: 187,607,059 shares issued and outstanding at March 31, 2024 and 230,962,833 shares issued and outstanding at December 31, 2023	19	23
Additional paid-in capital	6,331,073	5,766,881
Retained earnings (accumulated deficit)	626,930	569,139
Total shareholders' equity	6,958,081	6,336,097
Noncontrolling interest	2,390,115	2,893,651
Total equity	9,348,196	9,229,748
TOTAL LIABILITIES AND EQUITY	$15,081,309	$14,965,578
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenues
Oil and gas sales	$1,242,999	$616,268
Operating expenses
Lease operating expenses	168,671	74,532
Severance and ad valorem taxes	96,166	48,509
Gathering, processing and transportation expenses	39,055	15,482
Depreciation, depletion and amortization	410,179	188,219
General and administrative expenses	37,373	35,474
Merger and integration expense	11,123	13,299
Impairment and abandonment expense	20	245
Exploration and other expenses	11,488	4,374
Total operating expenses	774,075	380,134
Net gain (loss) on sale of long-lived assets	112	66
Income from operations	469,036	236,200

Other income (expense)
Interest expense	(72,587)	(36,777)
Net gain (loss) on derivative instruments	(121,129)	54,512
Other income (expense)	3,232	120
Total other income (expense)	(190,484)	17,855

Income before income taxes	278,552	254,055
Income tax expense	(48,957)	(34,254)
Net income	229,595	219,801
Less: Net income attributable to noncontrolling interest	(83,020)	(117,681)
Net income attributable to Class A Common Stock	$146,575	$102,120

Income per share of Class A Common Stock:
Basic	$0.27	$0.35
Diluted	$0.25	$0.31
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$229,595	$219,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	410,179	188,219
Stock-based compensation expense	9,631	17,871
Impairment and abandonment expense	20	245
Deferred tax expense	46,979	33,454
Net (gain) loss on sale of long-lived assets	(112)	(66)
Non-cash portion of derivative (gain) loss	128,474	(14,777)
Amortization of debt issuance costs, discount and premium	1,531	2,796
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(85,138)	(1,503)
(Increase) decrease in prepaid and other assets	5,350	(1,016)
Increase (decrease) in accounts payable and other liabilities	(98,911)	(6,811)
Net cash provided by operating activities	647,598	438,213
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(97,019)	(100,755)
Drilling and development capital expenditures	(519,623)	(315,285)
Purchases of other property and equipment	(2,772)	(1,204)
Contingent considerations received related to divestiture	—	60,000
Proceeds from sales of oil and natural gas properties	66	65,116
Net cash used in investing activities	(619,348)	(292,128)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	220,000	160,000
Repayment of borrowings under revolving credit facility	(160,000)	(260,000)
Debt issuance costs	(1,880)	—
Proceeds from exercise of stock options	58	231
Share repurchases	(31,492)	(61,578)
Dividends paid	(87,194)	(15,192)
Distributions paid to noncontrolling interest owners	(28,327)	(13,324)
Net cash provided by (used in) financing activities	(88,835)	(189,863)
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,585)	(43,778)
Cash, cash equivalents and restricted cash, beginning of period	73,864	69,932
Cash, cash equivalents and restricted cash, end of period	$13,279	$26,154
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$92,331	$48,521
Cash paid for income taxes	—	800
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	258,587	215,709
Deferred tax liability assumed in asset acquisition	—	24,801
Asset retirement obligations incurred, including revisions to estimates	7,147	601
Dividends payable	5,093	1,535
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$12,692	$25,593
Restricted cash(1)	587	561
Total cash, cash equivalents and restricted cash	$13,279	$26,154

(1)    Included in Prepaid and other current assets as of March 31, 2024 and 2023 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196

Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	359	—	—	—	—	—	—	—	—
Restricted stock forfeited	(298)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(3,384)	—	—	—	(32,160)	—	(32,160)	—	(32,160)
Share repurchases - Class C	—	—	(2,750)	—	—	—	—	(29,418)	(29,418)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	5,406	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,871	—	17,871	—	17,871
Stock option exercises	39	—	—	—	231	—	231	—	231
Dividends	—	—	—	—	—	(15,669)	(15,669)	—	(15,669)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,950)	(13,950)
Conversion of common shares from Class C to Class A, net of tax	20,906	2	(20,906)	(2)	217,280	—	217,280	(214,864)	2,416
Equity impact from transactions effecting Common Units, net of tax of $3.0 million	—	—	—	—	(10,400)	—	(10,400)	13,427	3,027
Net income	—	—	—	—	—	102,120	102,120	117,681	219,801
Balance at March 31, 2023	321,724	$32	245,644	$25	$2,891,528	$323,677	$3,215,262	$2,593,424	$5,808,686

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets and operations are primarily concentrated in the core of the Permian Basin, and its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiaries, including Permian Resources Operating, LLC (“OpCo”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 (the “2023 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2023 Annual Report.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the three months ended March 31, 2024, the Company entered into two drilling rig contracts each with lease terms of three-years. A lease right-of-use asset and related liability were recorded for these drilling rig agreements based on the present value of the future lease payments of the drilling rigs over the lease terms. As of March 31, 2024, the Company had recorded in aggregate a $21.9 million current operating lease liability and a $43.2 million noncurrent operating lease liability related to these drilling rig agreements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$123,147	$59,359
Finance right-of-use asset	Other noncurrent assets	15,150	15,189
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$53,172	$33,006
Finance lease liability	Other current liabilities	758	753
Noncurrent
Operating lease liabilities	Operating lease liabilities	$71,898	$28,302
Finance lease liability	Other noncurrent liabilities	14,909	14,821

There have been no other significant changes in leases during the three months ended March 31, 2024. Refer to Note 16—Leases in the notes to the consolidated financial statements in Part II, Item 8 of the Company’s 2023 Annual Report for additional information on the Company’s operating and financing leases.
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
Note 2—Acquisitions and Divestitures
Earthstone Merger
On November 1, 2023, the Company completed its merger (the “Earthstone Merger”) with Earthstone Energy, Inc. (“Earthstone”). Earthstone was an independent oil and gas company engaged in the operation and development of oil and natural gas properties in the Permian Basin in both Texas and New Mexico. Refer to Note 2—Business Combinations footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2023 Annual Report for additional details regarding the Earthstone Merger.
Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Earthstone Merger closing date. There were no significant adjustments to the purchase price allocation during the three months ended March 31, 2024.
Supplemental Unaudited Pro Forma Financial Information
The results of Earthstone’s operations have been included in the Company’s consolidated financial statements since November 1, 2023, the effective date of the Earthstone Merger. The following supplemental unaudited pro forma financial information (“pro forma information”) for the three months ended March 31, 2023 has been prepared from the respective historical consolidated financial statements of the Company and Earthstone and has been adjusted to reflect the Earthstone Merger as if it had occurred on January 1, 2023.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma information is not necessarily indicative of the results that might have occurred had the Earthstone Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

Three Months Ended March 31, 2023
Total Revenue	$1,121,644
Net Income	149,739

Earnings per share:
Basic	$0.33
Diluted	0.29

2024 Bolt-On Acquisitions
During the three months ended March 31, 2024, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of $92 million. These transactions were recorded as asset acquisitions in accordance with Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations (“ASC 805”). The acquired assets consist predominately of undeveloped acreage that is directly offsetting our existing assets.
2023 Bolt-On Acquisition
On February 16, 2023, the Company completed the acquisition of approximately 4,000 net leasehold acres and 3,300 net royalty acres for an unadjusted purchase price of $98 million. The acquired assets consist largely of undeveloped acreage that is contiguous to one of the Company’s existing core acreage blocks in Lea County, New Mexico.
The acquisition was recorded as an asset acquisition in accordance with ASC 805. Total consideration paid was $107.3 million after settlement statement adjustments, of which $60.8 million was allocated to proved properties and $59.5 million to unproved properties on a relative fair value basis, $9.8 million to net working capital (including $11.3 million in cash acquired), less a deferred tax liability assumed of $22.8 million. As of March 31, 2024, the Company incurred $1.7 million in direct transaction costs related to this purchase that have been capitalized as acquisition costs.
2023 SWD Divestiture
On March 13, 2023, the Company completed the sale of its operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity in Reeves County, Texas. The $60 million of contingent consideration will require repayment if certain performance obligations through September 2026 are not met, and it has been recorded as a liability within the Company’s consolidated balance sheet accordingly. All performance obligations have been met during the payment periods and as of March 31, 2024, the remaining balance of the contingent consideration was $50 million. There was no gain or loss recognized as a result of this divestiture.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued oil and gas sales receivable, net	$390,421	$345,982
Joint interest billings, net	164,730	123,160
Accrued derivative settlements receivable	671	8,228
Other	1,421	3,690
Accounts receivable, net	$557,243	$481,060

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accounts payable	$43,511	$94,533
Accrued capital expenditures	239,440	271,569
Revenues payable	493,841	527,470
Accrued employee compensation and benefits	14,995	29,836
Accrued interest	79,050	100,882
Accrued expenses and other	106,277	143,235
Accounts payable and accrued expenses	$977,114	$1,167,525
Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Credit Facility due 2027	$60,000	$—

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	300,000
6.875% Senior Notes due 2027	356,351	356,351
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	500,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(22,340)	(23,149)
Unamortized debt (discount)/premium	5,959	6,131
Senior Notes, net	3,849,418	3,848,781

Total long-term debt, net	$3,909,418	$3,848,781
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) that, as of March 31, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.0 billion. As of March 31, 2024, the Company had $60.0 million in borrowings outstanding and $1.9 billion in available borrowing capacity, net of $5.6 million in letters of credit outstanding.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which was set at $2.0 billion as of March 31, 2024; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries. Refer to Note 14—Subsequent Events for additional information regarding the 2024 spring borrowing base redetermination.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2024.
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
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes.
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events; (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021; or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of March 31, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the second quarter of 2024.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of March 31, 2024, the conversion rate was adjusted to 166.7965 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this debt issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of March 31, 2024, the net liability related to the Convertible Senior Notes was $166.1 million.
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
Senior Unsecured Notes
On November 1, 2023, in connection with the Earthstone Merger, the Company entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031 (the “2031 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes. Interest on the 2027 8.00% Senior Notes is paid semi-annually in arrears on April 15 and October 15 of each year and interest on the 2031 Senior Notes is paid semi-annually in arrears on January 15 and July 15 of each year. Since April 15, 2024 (for the 2027 8.00% Senior Notes) and beginning on or after July 15, 2026 (for the 2031 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 106% to 100% (for the 2027 8.00% Senior Notes) and 104.94% to 100% (for the 2031 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest.
On September 12, 2023, OpCo issued at par $500 million of 7.00% senior notes due 2032 (the “Original 2032 Notes”) in a 144A private placement. On December 13, 2023, OpCo issued additional notes under the indenture dated September 12, 2023 that totaled an additional $500 million of 7.00% senior notes (together with the Original 2032 Notes, the “2032 Senior Notes”), which resulted in aggregate net proceeds to the Company of $982.5 million, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The 2032 Senior Notes are treated as a single series of securities and vote together as a single class, and have substantially identical terms, other than the issue date and issue price. Interest is payable on the 2032 Senior Notes semi-annually in arrears each January 15 and July 15. On or after January 15, 2027, OpCo may, on any one or more occasions, redeem all or a portion of the 2032 Senior Notes at a redemption price decreasing annually from 103.5% to 100% of the principal amount redeemed plus accrued and unpaid interest.
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). In connection with the Colgate Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Colgate Merger closing date on September 1, 2022, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Interest on the 2026 7.75% Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1. Since February 15, 2024 (for the 2026 7.75% Senior Notes) and beginning on or after July 1, 2024 (for the 2029 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 103.88% to 100% (for the 2026 7.75% Senior Notes) and 102.94% to 100% (for the 2029 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. As of March 31, 2024, the remaining aggregate principal amount of 2027 6.875% Senior Notes and 2026 5.375% Senior Notes outstanding was $356.4 million and $289.4 million, respectively. Refer to Note 14—Subsequent Events for additional information regarding the redemption of the remaining 2027 6.875% Senior Notes that occurred subsequent to the period ended March 31, 2024.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
At any time prior to July 1, 2024 (for the 2029 Senior Notes), July 15, 2026 (for the 2031 Senior Notes) and January 15, 2027 (for the 2032 Senior Notes), the “Optional Redemption Dates,” OpCo may, on any one or more occasions, redeem up to 35% (40% for the 2032 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 108.000% (for the 2027 8.00% Senior Notes), 105.875% (for the 2029 Senior Notes), 109.875% (for the 2031 Senior Notes) and 107.000% (for the 2032 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% (60% for the 2032 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of March 31, 2024.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Unsecured Notes to become due and payable.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2024:

(in thousands)
Asset retirement obligations, beginning of period	$121,417
Liabilities incurred	3,507
Liabilities acquired	3,640
Liabilities divested and settled	(2,549)
Accretion expense	2,145
Asset retirement obligations, end of period	$128,160
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
Note 6—Stock-Based Compensation
On May 23, 2023, the stockholders of the Company approved the 2023 Long Term Incentive Plan (the “LTIP”). The LTIP is an equity incentive plan that replaced the Company’s prior plan and, among other things, increased the number of shares of Class A Common Stock authorized for issuance to employees and directors by 25,000,000 shares to a total of 69,250,000 shares. In connection with the Earthstone Merger, the Company amended and restated the LTIP to further increase the number of shares of Class A Common Stock authorized for issuance by 2,468,560 shares, representing the shares assumed from Earthstone’s Amended and Restated 2014 Long Term Incentive Plan, resulting in a total of 71,718,560 shares authorized for issuance. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Equity Awards
Restricted stock	$4,586	$10,673
Stock option awards	—	1
Performance stock units	5,045	7,197
Total stock-based compensation expense	$9,631	$17,871
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. During the three months ended March 31, 2024, no employees had Qualifying Terminations related to the Colgate Merger as compared to nine employees that received accelerated vesting of their unvested stock awards during the three months ended March 31, 2023. These modifications resulted in an increase to total stock-based compensation expense of $6.3 million for the three months ended March 31, 2023 as a result of the change in the fair value of the modified awards.
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2024:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2023	3,821,231	$8.58
Granted	1,712,892	14.39
Vested	(109,510)	9.15
Forfeited	(64,663)	7.95
Unvested balance as of March 31, 2024	5,359,950	10.45
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a three or five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the three months ended March 31, 2024 and 2023 was $1.0 million and $8.3 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2024 was $45.0 million, which the Company expects to recognize over a weighted average period of 2.6 years.
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
The following table provides information about stock option awards outstanding during the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	681,699	$16.64
Granted	—	—
Exercised	(7,500)	7.58		$55
Forfeited	—	—
Expired	(25,000)	18.60
Outstanding as of March 31, 2024	649,199	16.67	3.5	$1,189
Exercisable as of March 31, 2024	649,199	16.67	3.5	$1,189

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Stock Units
The Company grants performance stock units (“PSU”) to certain officers and members of management that are subject to market-based vesting criteria as well as a service period ranging from three to five years. Vesting at the end of the service period depends on the Company’s absolute annualized total shareholder return (“TSR”) over the service period, as well as the Company’s TSR relative to the TSR of a peer group of companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the PSUs subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the three months ended March 31, 2024:

2024 Awards
Number of PSUs granted	662,455
Fair value per share	$24.81
Expected implied stock volatility	43.9%
Risk-free interest rate	4.3%
The following table provides information about PSUs outstanding during the three months ended March 31, 2024:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2023	5,019,425	$15.18
Granted	662,455	24.81
Vested	—	—
Forfeited	—	—
Unvested balance as of March 31, 2024	5,681,880	16.30
As of March 31, 2024, there was $56.5 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.5 years.
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
Commodity Swaps, Collar Contracts and Deferred Premium Puts. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production, basis swaps to hedge the difference between the index price and a local or future index price, costless collars to establish fixed price floors and ceilings, or deferred premium puts to establish fixed price floors while delaying the premium payment until the option’s expiration. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of March 31, 2024:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2024 - June 2024	3,339,500	36,698	$76.71
	July 2024 - September 2024	3,358,000	36,500	75.64
	October 2024 - December 2024	3,358,000	36,500	74.61
	January 2025 - March 2025	1,845,000	20,500	73.62
	April 2025 - June 2025	1,865,500	20,500	72.46
	July 2025 - September 2025	1,886,000	20,500	71.35
	October 2025 - December 2025	1,886,000	20,500	70.38
	January 2026 - March 2026	135,000	1,500	70.57
	April 2026 - June 2026	136,500	1,500	69.69
	July 2026 - September 2026	138,000	1,500	68.86
	October 2026 - December 2026	138,000	1,500	68.16

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2024 - June 2024	182,000	2,000	$60.00	-	$76.01
	July 2024 - September 2024	184,000	2,000	60.00	-	76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	April 2024 - June 2024	227,500	2,500	$65.00	$4.96
	July 2024 - September 2024	230,000	2,500	65.00	4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	April 2024 - June 2024	3,689,018	40,539	$0.97
	July 2024 - September 2024	3,772,000	41,000	0.97
	October 2024 - December 2024	3,772,000	41,000	0.97
	January 2025 - March 2025	1,845,000	20,500	1.09
	April 2025 - June 2025	1,865,500	20,500	1.09
	July 2025 - September 2025	1,886,000	20,500	1.09
	October 2025 - December 2025	1,886,000	20,500	1.09

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	April 2024 - June 2024	3,659,018	40,209	$0.48
	July 2024 - September 2024	3,772,000	41,000	0.49
	October 2024 - December 2024	3,772,000	41,000	0.49
	January 2025 - March 2025	1,845,000	20,500	0.39
	April 2025 - June 2025	1,865,500	20,500	0.39
	July 2025 - September 2025	1,886,000	20,500	0.39
	October 2025 - December 2025	1,886,000	20,500	0.39

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2024 - June 2024	5,906,321	64,905	$3.29
	July 2024 - September 2024	5,949,388	64,667	3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2024 - June 2024	10,920,000	120,000	$(0.99)
	July 2024 - September 2024	11,040,000	120,000	(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	April 2024 - June 2024	5,013,679	55,095	$2.68	-	$5.04
	July 2024 - September 2024	5,090,612	55,333	2.68	-	5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net gain (loss) on derivative instruments	$(121,129)	$54,512
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$41,673	$(36,673)	$5,000
	Other noncurrent assets	7,174	(6,386)	788
Derivative Liabilities
Commodity contracts	Derivative instruments	$70,360	$(36,673)	$33,687
	Other noncurrent liabilities	13,388	(6,386)	7,002

		December 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$88,192	$(17,601)	$70,591
	Other noncurrent assets	29,469	(2,435)	27,034
Derivative Liabilities
Commodity contracts	Derivative instruments	$20,326	$(17,601)	$2,725
	Other noncurrent liabilities	3,762	(2,435)	1,327

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2024
Total assets	$—	$5,788	$—
Total liabilities	—	40,689	—
December 31, 2023
Total assets	$—	$97,625	$—
Total liabilities	—	4,052	—
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	March 31, 2024			December 31, 2023
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility due 2027(1)	$60,000	$60,000	$60,000	$—	$—	$—
5.375% Senior Notes due 2026(2)	287,641	289,448	286,304	287,408	289,448	285,287
7.75% Senior Notes due 2026(2)	300,000	300,000	304,019	300,000	300,000	304,551
6.875% Senior Notes due 2027(2)	352,876	356,351	356,315	352,619	356,351	356,852
8.00% Senior Notes due 2027(2)	564,052	550,000	567,291	565,063	550,000	568,473
3.25% Convertible Senior Notes due 2028(2)(3)	166,120	170,000	510,574	165,897	170,000	404,124
5.875% Senior Notes due 2029(2)	660,113	700,000	687,945	658,562	700,000	684,705
9.875% Senior Notes due 2031(2)	535,421	500,000	556,262	536,280	500,000	555,625
7.00% Senior Notes due 2032(2)	983,195	1,000,000	1,036,757	982,952	1,000,000	1,030,790

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sheets. The fair values are determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy, and are based on the aggregate principal amount of the senior notes outstanding.
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of March 31, 2024, noteholders have the right to convert during the second quarter of 2024. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the three months ended March 31, 2024 and 2023, certain legacy owners of Colgate and Earthstone exchanged 41.4 million and 20.9 million, respectively, of their common units of OpCo (“Common Unit”) and corresponding shares of Class C Common Stock for Class A Common Stock. Deferred tax assets of $26.3 million and $2.4 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the three months ended March 31, 2024 and 2023, respectively. No cash proceeds were received by the Company in connection with these conversions.
Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
March 31, 2024	$0.05	$0.10	$0.15	$115,521
March 31, 2023	$0.05	$—	$0.05	$28,516
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
During the three months ended March 31, 2024 and 2023, the Company paid $31.4 million and $29.4 million, respectively, to repurchase 2.0 million and 2.8 million, respectively, Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate Merger and the Earthstone Merger. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of March 31, 2024, the noncontrolling interest ownership of OpCo had decreased to 24% from 30% as of December 31, 2023. This decrease was mainly the result of (i) exchanges of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units and outstanding stock options, all using the treasury stock method; (ii) equity-based restricted stock and performance stock units that were vested but not outstanding, using the treasury stock method; and (iii) the Company’s Class C Common Stock and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income attributable to Class A Common Stock	$146,575	$102,120
Add: Interest on Convertible Senior Notes, net of tax	1,322	1,375
Adjusted net income (attributable to Class A Common Stock)	$147,897	$103,495

Basic weighted average shares of Class A Common Stock outstanding	552,472	295,913
Add: Dilutive effects of Convertible Senior Notes	28,355	27,314
Add: Dilutive effects of equity awards	14,525	12,621
Diluted weighted average shares of Class A Common Stock outstanding	595,352	335,848

Basic net earnings per share of Class A Common Stock	$0.27	$0.35
Diluted net earnings per share of Class A Common Stock	$0.25	$0.31
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2024	2023
Out-of-the-money stock options	540	1,914
Weighted average shares of Class C Common Stock	218,811	263,369
Note 11—Transactions with Related Parties
    Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”) and related affiliates of each entity each beneficially owned more than 5% of any class of common stock in the Company as of March 31, 2024. Due to Pearl, EnCap, Riverstone and NGP’s beneficial ownership and NGP, Pearl and OpCo’s management’s previously held interest in CEP III Holdings, LLC, these entities are considered related parties to the Company.
The Company has a vendor arrangement with Streamline Innovations Inc, (“Streamline”) who was a former affiliate of Riverstone beginning in the second quarter of 2022 and is now an affiliate of Pearl as of March 31, 2024 that represents a related party transaction. The Company believes that the terms of this arrangement is no less favorable to either party than those held with unaffiliated parties.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the costs incurred from the arrangement during the periods it was considered a related party, as discussed above, as included in the consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Streamline
Lease operating expenses	$2,059	$596
During the three months ended March 31, 2024 and 2023, the Company paid various affiliates of NGP and EnCap for revenues earned based upon their net revenue interests held in wells that are operated by the Company. These relationships are considered ordinary in the course of business and the terms of these relationships are no more favorable than those held with unaffiliated parties.
During the three months ended March 31, 2024 and 2023, the Company repurchased 2.0 million and 2.8 million, respectively, Common Units of OpCo from NGP for $31.4 million and $29.4 million, respectively, under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.
Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no material, non-routine changes in commitments during the three months ended March 31, 2024. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2023 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company paid for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss in relation to these matters is probable and in accordance with ASC Topic 450-20, Loss Contingencies has recorded a net estimated liability of $6.5 million, inclusive of estimated interest penalties, as of March 31, 2024. Future changes in facts and circumstances not currently known or foreseeable could result in the actual liability exceeding the estimated loss accrued, however, the Company believes that any such loss above the amount accrued would not be material to the consolidated financial statements.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2024	2023
Operating revenues (in thousands):
Oil sales	$1,051,642	$524,386
Natural gas sales(1)	38,767	32,122
NGL sales(2)	152,590	59,760
Oil and gas sales	$1,242,999	$616,268
(1)    Natural gas sales include a portion of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales of $25.3 million for the three months ended March 31, 2024 and $11.3 million for the three months ended March 31, 2023.
(2)    NGL sales include a portion of GP&T that are reflected as a reduction to NGL sales of $22.9 million for the three months ended March 31, 2024 and $16.1 million for the three months ended March 31, 2023.
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, such receivable balances were $390.4 million and $346.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14—Subsequent Events
Senior Note Redemption
On April 5, 2024, the Company redeemed all of its outstanding 2027 6.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million plus accrued and unpaid interest up to, but excluding, the redemption date.
Amended Credit Agreement
In connection with the spring borrowing base redetermination on April 25, 2024, the Company entered into the seventh amendment to its Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.
Dividends Declared
On May 7, 2024, the Company announced that its Board of Directors declared a quarterly dividend of $0.06 per share of Class A Common Stock and a quarterly distribution of $0.06 per Common Unit of OpCo. Additionally, the Company’s Board of Directors declared a variable dividend of $0.14 per share of Class A Common Stock and a quarterly variable distribution of $0.14 per Common Unit of OpCo. The base and variable dividend represent a total return of $0.20 per share. The dividend is payable on May 29, 2024 to shareholders of record as of May 21, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, the implementation and actual result of the Earthstone Merger (defined below), and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”); all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on the responsible acquisition, optimization and development of high-return oil and natural gas properties. Our assets are mainly located in the core of the Permian Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets in an environmentally and socially responsible way, with an overall objective of improving our rates of return and generating sustainable free cash flow. Unless otherwise specified or the context otherwise requires, all references in these discussions to “Permian Resources,” “we,” “us,” or “our” are to Permian Resources Corporation and its consolidated subsidiaries, including Permian Resources Operating, LLC (“OpCo”).
On November 1, 2023, we completed the Earthstone merger (the “Earthstone Merger”) with Earthstone Energy, Inc. (“Earthstone”). Earthstone’s results of operations were included in our financial statements and results of operations beginning on November 1, 2023.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders can depend substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, natural gas and NGLs have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
The Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) undertook a series of actions in an effort to support commodity prices throughout 2023 in response to global recession concerns, a high interest rate environment, lower than expected demand from China, a regional banking crisis in the U.S. and further geopolitical disruptions. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and rising tensions in the Middle East, caused crude oil prices to increase during 2023, with NYMEX WTI spot prices reaching a high of $93.68 per barrel on September 27, 2023. However, further concerns of global economic growth and increases in oil and natural gas supply levels resulted in additional price deterioration at the end of 2023 with oil finishing the year at $71.65 per barrel. Similar market conditions continued in the start of the first quarter of 2024, until a reescalation of Middle East tensions caused oil prices to rise with NYMEX WTI finishing the first quarter at $83.17 per barrel.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2022:

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26	$78.32	$76.96
Natural gas (per MMBtu)	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58	$2.74	$2.41
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
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. inflation rate has been steadily increasing during 2023 and 2024. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2024 Highlights and Future Considerations
Return of Capital Program
During the three months ended March 31, 2024, we declared and paid a quarterly dividend of $0.05 per share of Class A Common Stock and a quarterly distribution of $0.05 per Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). Additionally, our Board of Directors declared and paid a variable dividend and distribution of $0.10 per share of Class A Common Stock and Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $115.5 million for the three months ended March 31, 2024.
During the three months ended March 31, 2024, we paid $31.4 million to repurchase 2.0 million Common Units resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing
On April 5, 2024, we redeemed all of OpCo’s outstanding 2027 6.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million plus accrued and unpaid interest up to, but excluding, the redemption date.
In connection with the spring borrowing base redetermination on April 25, 2024, we entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.
2024 Bolt-on Acquisitions
During the three months ended March 31, 2024, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of $92 million. The acquired assets consist predominately of undeveloped acreage that is directly offsetting our existing assets. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$1,051,642	$524,386	$527,256	101%
Natural gas sales(1)	38,767	32,122	6,645	21%
NGL sales(2)	152,590	59,760	92,830	155%
Oil and gas sales	$1,242,999	$616,268	$626,731	102%

Average sales prices:
Oil (per Bbl)	$76.13	$74.38	$1.75	2%
Effect of derivative settlements on average price (per Bbl)	(0.12)	3.65	(3.77)	(103)%
Oil including the effects of hedging (per Bbl)	$76.01	$78.03	$(2.02)	(3)%

Average NYMEX WTI price for oil (per Bbl)	$76.96	$76.13	$0.83	1%
Oil differential from NYMEX	(0.83)	(1.75)	0.92	53%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$1.24	$1.81	$(0.57)	(31)%
Effect of derivative settlements on average price (per Mcf)	0.17	0.58	(0.41)	(71)%
Natural gas including the effects of hedging (per Mcf)	$1.41	$2.39	$(0.98)	(41)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.41	$2.67	$(0.26)	(10)%
Natural gas differential from NYMEX	(1.17)	(0.86)	(0.31)	(36)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$26.47	$27.12	$(0.65)	(2)%

Net production:
Oil (MBbls)	13,813	7,050	6,763	96%
Natural gas (MMcf)	51,802	23,974	27,828	116%
NGL (MBbls)	6,629	2,798	3,831	137%
Total (MBoe)(3)	29,076	13,844	15,232	110%

Average daily net production:
Oil (Bbls/d)	151,794	78,332	73,462	94%
Natural gas (Mcf/d)	569,249	266,374	302,875	114%
NGL (Bbls/d)	72,846	31,094	41,752	134%
Total (Boe/d)(3)	319,514	153,822	165,692	108%

(1)    Natural gas sales for the three months ended March 31, 2024 include $25.3 million of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales and $11.3 million for the three months ended March 31, 2023. Natural gas average sales price, however, excludes $0.49 per Mcf of such GP&T charges for the three months ended March 31, 2024 and $0.47 per Mcf for the three months ended March 31, 2023.
(2)    NGL sales for the three months ended March 31, 2024 include $22.9 million of GP&T that are reflected as a reduction to NGL sales and $16.1 million for the three months ended March 31, 2023. NGL average sales price, however, excludes $3.45 per Bbl of such GP&T charges for the three months ended March 31, 2024 and $5.77 per Bbl for the three months ended March 31, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2024 were $626.7 million (or 102%) higher than total net revenues for the three months ended March 31, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 96%, 116% and 137%, respectively, between periods. The increase in oil production resulted from placing 212 wells online since the first quarter of 2023. Oil production also benefited from wells acquired in the Earthstone Merger. These oil volume increases were partially offset by normal production decline across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 116% and 137% respective increases in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compared to the 96% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023.
Total net revenues increases were also driven by a higher average realized sales price of oil, which increased 2% in the first quarter of 2024 compared to the same 2023 period. The 2% increase in the average realized oil price was mainly the result of higher NYMEX crude prices between periods.
These increases were partially offset by decreases in the average realized sales prices for natural gas and NGLs, which decreased 31% and 2%, respectively, in the first quarter of 2024 compared to the same 2023 period. The average realized sales price of natural gas decreased 31% mainly due to larger gas differentials in the first quarter of 2024 compared to the same 2023 period as well as 10% lower average NYMEX gas prices between periods. The 2% decrease in average realized NGL prices between periods was primarily attributable to slightly lower Mont Belvieu spot prices for plant products in the first quarter of 2024 as compared to the first quarter of 2023.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$168,671	$74,532	$94,139	126%
Severance and ad valorem taxes	96,166	48,509	47,657	98%
Gathering, processing and transportation expenses	39,055	15,482	23,573	152%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.80	$5.38	$0.42	8%
Severance and ad valorem taxes (% of revenue)	7.7%	7.9%	(0.2)%	(3)%
Gathering, processing and transportation expenses (per Boe)	$1.34	$1.12	$0.22	20%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2024 increased $94.1 million compared to the three months ended March 31, 2023. Higher LOE for the first quarter of 2024 was primarily related to our significantly higher well count between periods due to (i) 1,190 gross operated horizontal wells acquired in the Earthstone Merger on November 1, 2023, and (ii) 212 wells placed on production since March 31, 2023.
LOE per Boe was $5.80 for the first quarter of 2024, which represents an increase of $0.42 per Boe (or 8%) from the first quarter of 2023. This increase was primarily driven by (i) higher costs associated with wellhead equipment rental rates and (ii) higher water disposal rates between periods, resulting from the sale of our operated saltwater disposal wells and associated produced water infrastructure in March 2023 (see Note 2—Acquisitions and Divestitures for additional information on this divestiture). This increase was partially offset by lower semi-variable well costs, such as wellhead chemicals, and electricity that resulted from operational efficiencies.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2024 increased $47.7 million compared to the three months ended March 31, 2023. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first quarter of 2024 increased $39.9 million compared to the same 2023 period primarily due to higher oil, natural gas and NGL revenues between periods. Ad valorem taxes between periods also increased by $7.7 million, mainly due to higher tax assessment rates on our oil and gas reserve values and additional expense incurred on the proved developed properties acquired in the Earthstone Merger on November 1, 2023.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended March 31, 2024 increased $23.6 million as compared to the three months ended March 31, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased on a per Boe basis from $1.12 for the first quarter of 2023 to $1.34 for the first quarter of 2024. The increase in rate was mainly attributable to an increase in low pressure gas gathering expense between periods to transport gas to a third party processing facility in New Mexico.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$410,179	$188,219
Depreciation, depletion and amortization per Boe	$14.11	$13.60
For the three months ended March 31, 2024, DD&A expense amounted to $410.2 million, an increase of $222.0 million over the same 2023 period. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $207.1 million, while our higher DD&A rate of $14.11 per BOE increased DD&A expense by $14.9 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per BOE was $14.11 for the first quarter of 2024 as compared to $13.60 for the same period 2023.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash general and administrative expenses	$28,279	$18,767
Stock-based compensation	9,094	16,707
General and administrative expenses	$37,373	$35,474
G&A expenses for the three months ended March 31, 2024 were $37.4 million compared to $35.5 million for the three months ended March 31, 2023. Higher G&A in the first quarter of 2024 was the result of an increase of $9.5 million in cash G&A between periods primarily due to (i) higher payroll and employee-related costs associated with our G&A headcount, which increased from 168 as of March 31, 2023 to 254 as of March 31, 2024 stemming from the Earthstone Merger; and (ii) higher professional and legal fees between periods. These increases were partially offset by a $7.6 million decrease in stock-based compensation between periods. This decrease in stock-based compensation was primarily the result of $6.3 million in additional expense during the three months ended March 31, 2023 related to accelerated vestings of equity awards for employees terminated in connection with the merger with Colgate Energy Partners III, LLC (the “Colgate Merger”) on September 1, 2022. Refer to Note 6—Stock-Based Compensation for additional information regarding these awards.
Merger and integration expense. Merger and integration expense incurred for the three months ended March 31, 2024 was $11.1 million. These charges incurred during the 2024 period related to the Earthstone Merger that closed on November 1, 2023 and consisted of (i) $8.1 million in severance and related benefits associated with employees that were terminated in connection with the Earthstone Merger; and (ii) $3.0 million from software integration, consultancy and other professional fees.
Merger and integration expense incurred during the three months ended March 31, 2023 was $13.3 million. These charges were related to the Colgate Merger that closed on September 1, 2022 and consisted of (i) $11.1 million in severance and related benefits associated with employees that were terminated in connection with the Colgate Merger; and (ii) $2.2 million from associated consultancy, legal and accounting fees.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Geological and geophysical costs	$3,258	$2,321
Stock-based compensation	537	1,164
Other expenses	7,693	889
Exploration and other expenses	$11,488	$4,374
Exploration and other expenses were $11.5 million for the three months ended March 31, 2024 compared to $4.4 million for the three months ended March 31, 2023. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period increase was primarily related to (i) an estimated net contingency loss of $6.5 million recorded during the first quarter of 2024 associated with disputed charges that have been in legal dispute and stemmed from a severe winter storm impacting the Permian Basin in February 2021 (refer to Note 12—Commitments and Contingencies for additional information regarding the contingency loss); and (ii) higher G&G personnel costs associated with increased headcount.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Credit facility	$2,167	$8,492
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	5,813	5,813
6.875% Senior Notes due 2027	6,125	6,125
8.00% Senior Notes due 2027	11,000	—
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	12,344	—
7.00% Senior Notes due 2032	17,500	—
Amortization of debt issuance costs, discount and premium	1,531	2,796
Interest capitalized	—	(2,000)
Other interest expense	556	—
Total	$72,587	$36,777
Interest expense increased $35.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to (i) $23.3 million in additional interest costs on the senior notes we assumed in the Earthstone Merger; and (ii) $17.5 million in interest incurred on our Senior Notes due 2032 that were issued in September 2023 and December 2023. These increases were partially offset by less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2024 period.
Our weighted average borrowings outstanding under our Credit Agreement were $14.5 million and $455.6 million for the three months ended March 31, 2024 and 2023, respectively. Our Credit Agreement’s weighted average effective interest rate increased to 7.5% from 6.7% for the three months ended March 31, 2024 and 2023, respectively, due to higher rates on our variable-rate borrowings between periods.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.

The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$7,345	$39,735
Non-cash mark-to-market derivative gain (loss)	(128,474)	14,777
Total	$(121,129)	$54,512
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Income before income taxes	$278,552	$254,055
Income tax expense	(48,957)	(34,254)
Our provisions for income taxes for the three months ended March 31, 2024 and 2023 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; (iii) state income taxes; and (iv) changes during the period in our deferred tax asset valuation allowance, if any.
For the three months ended March 31, 2024, we generated pre-tax net income of $278.6 million and recorded income tax expense of $49.0 million. During the three months ended March 31, 2023, we generated pre-tax net income of $254.1 million and recorded income tax expense of $34.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

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
    We continually evaluate our capital needs and compare them to our capital resources. Our total cash capital expenditures incurred for the three months ended March 31, 2024 were $519.6 million. We expect our total drilling, completion and facilities cash capital expenditures budget for 2024 to be between $1.9 billion to $2.1 billion. We funded our capital expenditures for the three months ended March 31, 2024 entirely from cash flows from operations, and we expect to fund the remainder of our 2024 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders through a combination of base dividends plus a variable return program, including variable dividends, share repurchases or a combination of both. During the three months ended March 31, 2024, we declared and paid a quarterly cash dividend of $0.05 per share of Class A Common Stock and a quarterly cash distribution of $0.05 per Common Unit of OpCo. In addition, during the quarter, our Board of Directors also declared and paid variable cash dividends of $0.10 per share of Class A Common Stock and variable cash distributions of $0.10 per Common Unit of OpCo. The cash dividends and distributions paid to common unitholders totaled $115.5 million for the three months ended March 31, 2024. Additionally, we repurchased 2.0 million shares of Class C Common Stock for $31.4 million under our stock repurchase program during the three months ended March 31, 2024.
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
Although we cannot provide any assurance that cash flows from operations or other sources of needed capital will be available to us at acceptable terms, or at all, and noting that our ability to access the public or private debt or equity capital markets at economic terms in the future will be affected by general economic conditions, the domestic and global oil and financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control, we believe that based on our current expectations and projections, we will have sufficient capital available to fund our capital expenditure requirements through the 12-month period following the filing of this Quarterly Report and the long-term.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$647,598	$438,213
Net cash used in investing activities	(619,348)	(292,128)
Net cash provided by (used in) financing activities	(88,835)	(189,863)
For the three months ended March 31, 2024, we generated $647.6 million of cash from operating activities, an increase of $209.4 million from the same period in 2023. Cash provided by operating activities increased primarily due to higher production volumes and higher realized price of oil for the three months ended March 31, 2024 as compared to the same 2023 period. These increasing factors were partially offset by higher lease operating expenses, severance and ad valorem taxes, GP&T, cash G&A, interest expense and lower realized prices for gas and NGLs as well as the timing of both our supplier payments and collections on our receivables during the three months ended March 31, 2024 as compared to the same 2023 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the three months ended March 31, 2024, cash flows from operating activities, cash on hand and net borrowings under our revolving credit facility were used to: fund $519.6 million of drilling and development cash capital expenditures; pay $115.5 million in dividends and cash distributions to our shareholders and holders of our Common Units; fund acquisitions of oil and gas properties of $97.0 million; and repurchase $31.5 million of shares of our common stock.
During the three months ended March 31, 2023, cash flows from operating activities, cash on hand and proceeds of $65.1 million from sales of oil and natural gas properties were used to: fund $315.3 million of drilling and development cash capital expenditures; repay net borrowings of $100 million under our Credit Agreement; fund acquisitions of oil and gas properties of $100.8 million; repurchase $29.4 million of shares of our common stock; and pay $28.5 million in dividends and cash distributions to our shareholders and holders of our Common Units.
Credit Agreement
OpCo, our consolidated subsidiary, has a five-year secured revolving Credit Agreement with a syndicate of banks maturing in February 2027 that, as of March 31, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.0 billion. As of March 31, 2024, we had $60.0 million in borrowings outstanding and $1.9 billion in available borrowing capacity, which was net of $5.6 million in letters of credit outstanding.
In connection with the 2024 spring borrowing base redetermination, we entered into the Seventh Amendment to the Credit Agreement, which, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2024 and through the filing of this Quarterly Report. For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Convertible Senior Notes
On March 19, 2021, OpCo issued $150.0 million of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, OpCo issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. These issuances resulted in aggregate net proceeds to OpCo of $163.6 million, which were used to repay borrowings outstanding under the Credit Agreement and to fund the cost of entering into capped call spread transactions of $14.7 million. Subsequently in April 2021, we redeemed at par all of our 8% second lien senior secured notes, which was the intended use of proceeds from the Convertible Senior Notes offering.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes as defined below.
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. As of March 31, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A

Common Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
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
Senior Notes
On November 1, 2023, in connection with the Earthstone Merger, OpCo entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031 (the “2031 Senior Notes”). We recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes.
On September 12, 2023, OpCo issued $500 million of 7.00% senior notes due 2032 (the “Existing Notes”) in a 144A private placement. On December 13, 2023, OpCo issued additional notes under the indenture dated September 12, 2023 that totaled an additional $500 million of 7.00% senior notes (together with the Existing Notes, the “2032 Senior Notes”), which resulted in aggregate net proceeds of $982.5 million, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The 2032 Senior Notes are treated as a single series of securities and vote together as a single class, and have substantially identical terms, other than the issue date and issue price.
On September 1, 2022, in connection with the Colgate Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at the Colgate Merger closing date and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). We recorded the acquired senior notes at their fair value as of the Colgate Merger closing, which were equal to 100% of par for the 2026 7.75% Senior Notes and 93.68% of par (a $49.3 million debt discount) for the 2029 Senior Notes.
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 6.875% Senior Notes” and, together with the 2027 8.00% Senior Notes, 2031 Senior Notes, 2032 Senior Notes, 2026 5.375% Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. On April 5, 2024, we redeemed all of OpCo’s remaining outstanding 2027 6.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of March 31, 2024 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.

Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2023, there have not been any significant, non-routine changes in our contractual obligations other than drilling rig contracts entered into as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2023 Annual Report.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects on us or our financial statements as of March 31, 2024.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2024, our oil and gas sales for the three months ended March 31, 2024 would have moved up or down $105.2 million for each 10% change in oil prices per Bbl, $3.9 million for each 10% change in natural gas prices per Mcf, and $15.3 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of March 31, 2024 and additional contracts entered into through April 30, 2024. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of March 31, 2024.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2024 - June 2024	3,612,500	39,698	$77.27
	July 2024 - September 2024	3,634,000	39,500	76.08
	October 2024 - December 2024	3,634,000	39,500	74.94
	January 2025 - March 2025	2,250,000	25,000	74.30
	April 2025 - June 2025	2,275,000	25,000	73.05
	July 2025 - September 2025	2,300,000	25,000	71.88
	October 2025 - December 2025	2,300,000	25,000	70.88
	January 2026 - March 2026	405,000	4,500	71.74
	April 2026 - June 2026	409,500	4,500	70.75
	July 2026 - September 2026	414,000	4,500	69.80
	October 2026 - December 2026	414,000	4,500	69.00

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	April 2024 - June 2024	182,000	2,000	$60.00	-	$76.01
	July 2024 - September 2024	184,000	2,000	60.00	-	76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	April 2024 - June 2024	227,500	2,500	$65.00	$4.96
	July 2024 - September 2024	230,000	2,500	65.00	4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	April 2024 - June 2024	3,841,018	42,209	$0.97
	July 2024 - September 2024	4,048,000	44,000	0.98
	October 2024 - December 2024	4,048,000	44,000	0.98
	January 2025 - March 2025	2,250,000	25,000	1.10
	April 2025 - June 2025	2,275,000	25,000	1.10
	July 2025 - September 2025	2,300,000	25,000	1.10
	October 2025 - December 2025	2,300,000	25,000	1.10
	January 2026 - March 2026	405,000	4,500	1.12
	April 2026 - June 2026	409,500	4,500	1.12
	July 2026 - September 2026	414,000	4,500	1.12
	October 2026 - December 2026	414,000	4,500	1.12

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	April 2024 - June 2024	3,842,018	42,220	$0.51
	July 2024 - September 2024	4,048,000	44,000	0.53
	October 2024 - December 2024	4,048,000	44,000	0.53
	January 2025 - March 2025	2,250,000	25,000	0.43
	April 2025 - June 2025	2,275,000	25,000	0.43
	July 2025 - September 2025	2,300,000	25,000	0.43
	October 2025 - December 2025	2,300,000	25,000	0.43
	January 2026 - March 2026	405,000	4,500	0.37
	April 2026 - June 2026	409,500	4,500	0.37
	July 2026 - September 2026	414,000	4,500	0.37
	October 2026 - December 2026	414,000	4,500	0.37

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	April 2024 - June 2024	5,906,321	64,905	$3.29
	July 2024 - September 2024	5,949,388	64,667	3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	April 2024 - June 2024	10,920,000	120,000	$(0.99)
	July 2024 - September 2024	11,040,000	120,000	(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	April 2024 - June 2024	5,013,679	55,095	$2.68	-	$5.04
	July 2024 - September 2024	5,090,612	55,333	2.68	-	5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

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
Changes in the fair value of derivative contracts from December 31, 2023 to March 31, 2024, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2023	$93,573
Commodity hedge contract settlement payments, net of any receipts	(7,345)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	(121,129)
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2024	$(34,901)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2024 would cause a $146.8 million increase or $146.5 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of March 31, 2024 would cause a $6.5 million increase or $6.8 million decrease, respectively, in this same fair value position.

Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility.
As of March 31, 2024, we had $60.0 million of borrowings outstanding under our revolving credit facility, with a weighted average interest rate of 9.3%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $0.6 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $3.8 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. We are not aware of any material environmental claims existing as of March 31, 2024 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2023 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2023 Annual Report or our SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share repurchase activity during the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
January 1 - 31, 2024	—	$—	—	$375,617
February 1 - 29, 2024	—	$—	—	$375,617
March 1 - 31, 2024	2,000,000	$15.71	2,000,000	$344,197

(1)    The Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which was approved to run through December 31, 2024. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the first quarter of 2024, the Company repurchased 2,000,000 shares of Class C Common Stock at a weighted average price of $15.71 per common share for a total cost of $31.4 million. The shares that were repurchased were subsequently canceled by the Company.
Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	May 8, 2024