Form 10-Q
period 2024-06-30
Permian Resources Corp
filed 2024-08-07
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 802,536,888 shares of total common stock outstanding, including 701,856,780 shares of Class A Common Stock, par value $0.0001 per share, and 100,680,108 shares of Class C Common Stock, par value $0.0001 per share.

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
Waha Hub price. A natural gas benchmark price in West Texas.
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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans, objectives and expectations of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations will prove to have been correct.
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
•our ability to identify, complete and effectively integrate acquisitions of properties, assets or businesses, including the timing and terms of our recent bolt-on acquisitions and related transactions;
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
•risks relating to the merger (the “Earthstone Merger”) of the Company with Earthstone Energy, Inc., a Delaware corporation (“Earthstone”), and its subsidiaries;
•risks related to our recent bolt-on transactions, including the risk that we may fail to complete and integrate such acquisitions on the terms and timing currently contemplated, or at all, and/or to realize the expected benefits of such acquisitions;
•competition in the oil and natural gas industry for assets, materials, qualified personnel and capital;
•drilling and other operating risks;
•environmental and climate related risks, including seasonal weather conditions;
•regulatory changes, including those that may result from the U.S. Supreme Court’s recent decision overturning the Chevron deference doctrine and that may impact environmental, energy, and natural resources regulation;
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
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, including the conflict in Israel and its surrounding areas, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage;
•changes in local, regional, national, and international economic conditions;
•security threats, including evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•the other risks described in “Item 1A. Risk Factors” in our 2023 Annual Report.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$47,849	$73,290
Accounts receivable, net	498,142	481,060
Derivative instruments	526	70,591
Prepaid and other current assets	31,600	25,451
Total current assets	578,117	650,392
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,340,796	2,401,317
Proved properties	16,403,440	15,036,687
Accumulated depreciation, depletion and amortization	(4,231,283)	(3,401,895)
Total oil and natural gas properties, net	14,512,953	14,036,109
Other property and equipment, net	44,773	43,647
Total property and equipment, net	14,557,726	14,079,756
Noncurrent assets
Operating lease right-of-use assets	118,311	59,359
Other noncurrent assets	154,548	176,071
TOTAL ASSETS	$15,408,702	$14,965,578
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,052,155	$1,167,525
Operating lease liabilities	51,933	33,006
Derivative instruments	22,603	2,725
Other current liabilities	40,943	38,297
Total current liabilities	1,167,634	1,241,553
Noncurrent liabilities
Long-term debt, net	3,872,077	3,848,781
Asset retirement obligations	130,476	121,417
Deferred income taxes	438,186	422,627
Operating lease liabilities	68,269	28,302
Other noncurrent liabilities	72,138	73,150
Total liabilities	5,748,780	5,735,830
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 679,497,591 shares issued and 675,001,119 shares outstanding at June 30, 2024 and 544,610,984 shares issued and 540,789,758 shares outstanding at December 31, 2023	68	54
Class C: 100,703,440 shares issued and outstanding at June 30, 2024 and 230,962,833 shares issued and outstanding at December 31, 2023	10	23
Additional paid-in capital	7,611,052	5,766,881
Retained earnings (accumulated deficit)	735,034	569,139
Total shareholders' equity	8,346,164	6,336,097
Noncontrolling interest	1,313,758	2,893,651
Total equity	9,659,922	9,229,748
TOTAL LIABILITIES AND EQUITY	$15,408,702	$14,965,578
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues
Oil and gas sales	$1,246,083	$623,398	$2,489,082	$1,239,666
Operating expenses
Lease operating expenses	159,671	82,991	328,342	157,523
Severance and ad valorem taxes	93,070	48,927	189,236	97,436
Gathering, processing and transportation expenses	43,745	21,753	82,800	37,235
Depreciation, depletion and amortization	426,428	215,726	836,607	403,945
General and administrative expenses	48,729	52,736	86,102	88,210
Merger and integration expense	6,941	4,350	18,064	17,649
Impairment and abandonment expense	6,384	244	6,404	489
Exploration and other expenses	5,978	5,263	17,466	9,637
Total operating expenses	790,946	431,990	1,565,021	812,124
Net gain (loss) on sale of long-lived assets	—	—	112	66
Income from operations	455,137	191,408	924,173	427,608

Other income (expense)
Interest expense	(75,452)	(36,826)	(148,039)	(73,603)
Net gain (loss) on derivative instruments	14,298	20,601	(106,831)	75,113
Other income (expense)	(2,803)	319	429	439
Total other income (expense)	(63,957)	(15,906)	(254,441)	1,949

Income before income taxes	391,180	175,502	669,732	429,557
Income tax expense	(82,272)	(26,548)	(131,229)	(60,802)
Net income	308,908	148,954	538,503	368,755
Less: Net income attributable to noncontrolling interest	(73,808)	(75,555)	(156,828)	(193,236)
Net income attributable to Class A Common Stock	$235,100	$73,399	$381,675	$175,519

Income per share of Class A Common Stock:
Basic	$0.38	$0.23	$0.66	$0.57
Diluted	$0.36	$0.21	$0.61	$0.52
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$538,503	$368,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	836,607	403,945
Stock-based compensation expense	32,607	53,565
Impairment and abandonment expense	6,404	489
Deferred tax expense	125,870	57,199
Net (gain) loss on sale of long-lived assets	(112)	(66)
Non-cash portion of derivative (gain) loss	121,740	3,901
Amortization of debt issuance costs, discount and premium	3,000	6,278
Loss on extinguishment of debt	3,475	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(25,846)	(11,888)
(Increase) decrease in prepaid and other assets	(4,397)	(3,969)
Increase (decrease) in accounts payable and other liabilities	(51,819)	8,495
Net cash provided by operating activities	1,586,032	886,704
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(262,312)	(107,766)
Drilling and development capital expenditures	(1,036,035)	(686,556)
Purchases of other property and equipment	(4,004)	(29,050)
Contingent considerations received related to divestiture	—	60,000
Proceeds from sales of oil and natural gas properties	7,401	63,986
Net cash used in investing activities	(1,294,950)	(699,386)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,790,000	630,000
Repayment of borrowings under revolving credit facility	(1,415,000)	(715,000)
Debt issuance costs	(4,220)	(603)
Redemption of senior notes	(356,351)	—
Proceeds from exercise of stock options	257	230
Share repurchases	(61,048)	(67,526)
Dividends paid	(213,018)	(47,619)
Distributions paid to noncontrolling interest owners	(57,117)	(37,883)
Net cash used in financing activities	(316,497)	(238,401)
Net decrease in cash, cash equivalents and restricted cash	(25,415)	(51,083)
Cash, cash equivalents and restricted cash, beginning of period	73,864	69,932
Cash, cash equivalents and restricted cash, end of period	$48,449	$18,849
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$136,622	$71,387
Cash paid for income taxes	6,818	3,603
Supplemental non-cash activity
Equity issued to acquire oil and gas properties	100,371	—
Accrued capital expenditures included in accounts payable and accrued expenses	272,987	242,782
Deferred tax liability assumed in asset acquisition	—	24,801
Asset retirement obligations incurred, including revisions to estimates	10,627	1,207
Dividends payable	6,265	2,302
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$47,849	$18,280
Restricted cash(1)	600	569
Total cash, cash equivalents and restricted cash	$48,449	$18,849

(1)    Included in Prepaid and other current assets as of June 30, 2024 and 2023 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196
Restricted stock issued	410	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	6,242	—	—	—	100,371	—	100,371	—	100,371
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(1,800)	—	—	—	—	(29,556)	(29,556)
Performance stock vested and issued	457	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,976	—	22,976	—	22,976
Stock option exercises	15	—	—	—	199	—	199	—	199
Dividends	—	—	—	—	—	(126,996)	(126,996)	—	(126,996)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(29,421)	(29,421)
Conversion of common shares from Class C to Class A, net of tax	85,104	9	(85,104)	(9)	1,162,903	—	1,162,903	(1,099,555)	63,348
Equity impact from transactions effecting Common Units, net of tax of $1.9 million	—	—	—	—	(6,470)	—	(6,470)	8,367	1,897
Net income	—	—	—	—	—	235,100	235,100	73,808	308,908
Balance at June 30, 2024	679,498	$68	100,703	$10	$7,611,052	$735,034	$8,346,164	$1,313,758	$9,659,922

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	359	—	—	—	—	—	—	—	—
Restricted stock forfeited	(298)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(3,384)	—	—	—	(32,160)	—	(32,160)	—	(32,160)
Share repurchases - Class C	—	—	(2,750)	—	—	—	—	(29,418)	(29,418)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	5,406	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,871	—	17,871	—	17,871
Stock option exercises	39	—	—	—	231	—	231	—	231
Dividends	—	—	—	—	—	(15,669)	(15,669)	—	(15,669)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,950)	(13,950)
Conversion of common shares from Class C to Class A, net of tax	20,906	2	(20,906)	(2)	217,280	—	217,280	(214,864)	2,416
Equity impact from transactions effecting Common Units, net of tax of $3.0 million	—	—	—	—	(10,400)	—	(10,400)	13,427	3,027
Net income	—	—	—	—	—	102,120	102,120	117,681	219,801
Balance at March 31, 2023	321,724	$32	245,644	$25	$2,891,528	$323,677	$3,215,262	$2,593,424	$5,808,686
Restricted stock issued	373	—	—	—	—	—	—	—	—
Restricted stock forfeited	(357)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(602)	(1)	—	—	(5,948)	—	(5,949)	—	(5,949)
Performance stock vested and issued	3,290	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	35,694	—	35,694	—	35,694
Stock option exercises	7	—	—	—	(1)	—	(1)	—	(1)
Dividends	—	—	—	—	—	(33,195)	(33,195)	—	(33,195)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(24,558)	(24,558)
Conversion of common shares from Class C to Class A, net of tax	1,011	1	(1,011)	(1)	10,882	—	10,882	(10,825)	57
Equity impact from transactions effecting Common Units, net of tax of $3.7 million	—	—	—	—	12,631	—	12,631	(16,309)	(3,678)
Net income	—	—	—	—	—	73,399	73,399	75,555	148,954
Balance at June 30, 2023	325,446	$33	244,633	$24	$2,944,785	$363,881	$3,308,723	$2,617,287	$5,926,010

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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the six months ended June 30, 2024, the Company entered into two drilling rig contracts each with lease terms of three years. A lease right-of-use asset and related liability were recorded for these drilling rig contracts based on the present value of the future lease payments of the drilling rigs over the lease terms. As of June 30, 2024, the Company had recorded in aggregate a $22.2 million current operating lease liability and a $37.6 million noncurrent operating lease liability related to these drilling rig contracts.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$118,311	$59,359
Finance right-of-use asset	Other noncurrent assets	15,111	15,189
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$51,933	$33,006
Finance lease liability	Other current liabilities	762	753
Noncurrent
Operating lease liabilities	Operating lease liabilities	$68,269	$28,302
Finance lease liability	Other noncurrent liabilities	14,994	14,821

There have been no other significant changes in leases during the six months ended June 30, 2024. Refer to Note 16—Leases in the notes to the consolidated financial statements in Part II, Item 8 of the Company’s 2023 Annual Report for additional information on the Company’s operating and financing leases.
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
Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Earthstone Merger closing date. There were no significant adjustments to the purchase price allocation during the six months ended June 30, 2024.
Supplemental Unaudited Pro Forma Financial Information
The results of Earthstone’s operations have been included in the Company’s consolidated financial statements since November 1, 2023, the effective date of the Earthstone Merger. The following supplemental unaudited pro forma financial information (“pro forma information”) for the three and six months ended June 30, 2023 has been prepared from the respective historical consolidated financial statements of the Company and Earthstone and has been adjusted to reflect the Earthstone Merger as if it had occurred on January 1, 2023.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma information is not necessarily indicative of the results that might have occurred had the Earthstone Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Total Revenue	$1,081,169	$2,202,813
Net Income	121,000	271,938

Earnings per share:
Basic	$0.26	$0.59
Diluted	0.25	0.54
2024 Asset Acquisitions
During the six months ended June 30, 2024, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $355 million. These transactions were recorded as asset acquisitions in accordance with Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations (“ASC 805”).
2023 SWD Divestiture
On March 13, 2023, the Company completed the sale of its operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity in Reeves County, Texas. The $60 million of contingent consideration will require repayment if certain performance obligations through September 2026 are not met, and it has been recorded as a liability within the Company’s consolidated balance sheet accordingly. All performance obligations have been met during the payment periods and as of June 30, 2024, the remaining balance of the contingent consideration was $50 million. There was no gain or loss recognized as a result of this divestiture.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued oil and gas sales receivable, net	$287,650	$345,982
Joint interest billings, net	207,886	123,160
Accrued derivative settlements receivable	341	8,228
Other	2,265	3,690
Accounts receivable, net	$498,142	$481,060
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accounts payable	$46,270	$94,533
Accrued capital expenditures	249,826	271,569
Revenues payable	505,196	527,470
Accrued employee compensation and benefits	14,465	29,836
Accrued interest	104,716	100,882
Accrued expenses and other	131,682	143,235
Accounts payable and accrued expenses	$1,052,155	$1,167,525

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Credit Facility due 2027	$375,000	$—

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	300,000	300,000
6.875% Senior Notes due 2027	—	356,351
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	500,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(19,263)	(23,149)
Unamortized debt (discount)/premium	6,892	6,131
Senior Notes, net	3,497,077	3,848,781

Total long-term debt, net	$3,872,077	$3,848,781
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) that, as of June 30, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of June 30, 2024, the Company had $375.0 million in borrowings outstanding and $2.1 billion in available borrowing capacity, net of $5.6 million in letters of credit outstanding.
In connection with the spring borrowing base redetermination in April 2024, the Company entered into the seventh amendment to its Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which was set at $2.5 billion as of June 30, 2024; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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
The Credit Agreement also requires OpCo to maintain compliance with the following financial ratios:

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(i) a current ratio, which is the ratio of OpCo’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, which is the ratio of total funded debt to consolidated EBITDAX (with such terms defined within the Credit Agreement) for the most recent quarter annualized, of not greater than 3.5 to 1.0.
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement).
OpCo was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2024.
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
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events; (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021; or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of June 30, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the third quarter of 2024.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of June 30, 2024, the conversion rate was adjusted to 168.8570 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this debt issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of June 30, 2024, the net liability related to the Convertible Senior Notes was $166.3 million.
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
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). In connection with the Colgate Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Colgate Merger closing date on September 1, 2022, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Interest on the 2026 7.75% Senior Notes is paid semi-annually each February 15 and August 15 and interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1. Since February 15, 2024 (for the 2026 7.75% Senior Notes) and July 1, 2024 (for the 2029 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 103.88% to 100% (for the 2026 7.75% Senior Notes) and 102.94% to 100% (for the 2029 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest. Refer to Note 14—Subsequent Events for additional information regarding the Tender Offer and redemption of the 2026 7.75% Senior Notes subsequent to the period ended June 30, 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 6.875% Senior Notes” and, together with the 2027 8.00% Senior Notes, 2031 Senior Notes, 2032 Senior Notes, 2026 5.375% Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. On April 5, 2024, all of OpCo’s remaining outstanding 2027 6.875% Senior Notes were redeemed at a price equal to 100% of the aggregate principal amount outstanding of $356.4 million.
As of June 30, 2024, the remaining aggregate principal amount of the 2026 5.375% Senior Notes outstanding was $289.4 million. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15. Since January 15, 2023, OpCo may, on any one or more occasions, redeem all or a portion of the 2026 5.375% Senior Notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
At any time prior to July 15, 2026 (for the 2031 Senior Notes) and January 15, 2027 (for the 2032 Senior Notes), the “Optional Redemption Dates,” OpCo may, on any one or more occasions, redeem up to 35% (for the 2031 Senior Notes) and 40% (for the 2032 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.875% (for the 2031 Senior Notes) and 107.000% (for the 2032 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% (for the 2031 Senior Notes) and 60% (for the 2032 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of June 30, 2024.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the six months ended June 30, 2024:

(in thousands)
Asset retirement obligations, beginning of period	$121,417
Liabilities incurred	5,885
Liabilities acquired	4,742
Liabilities divested and settled	(3,014)
Accretion expense	4,423
Asset retirement obligations, end of period	133,453
Less current portion(1)	(2,977)
Asset retirement obligations - long-term, end of period	$130,476
(1) The current portion of ARO is included within Other current liabilities in the consolidated balance sheets.
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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Equity Awards
Restricted stock	$10,853	$13,340	$15,439	$24,013
Stock option awards	—	—	—	1
Performance stock units	12,123	22,354	17,168	29,551
Total stock-based compensation expense	$22,976	$35,694	$32,607	$53,565
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. During the six months ended June 30, 2024, four employees had Qualifying Terminations related to the Colgate Merger as compared to seventeen employees during the six months ended June 30, 2023, all of which received accelerated vesting of their unvested stock awards or had changes in their service periods resulting in modifications of such impacted stock awards. These modifications resulted in an increase to total stock-based compensation expense of $12.9 million for the three and six months ended June 30, 2024 and $25.9 million and $32.2 million for the three and six months ended June 30, 2023, respectively, as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables.
Restricted Stock
The following table provides information about restricted stock activity during the six months ended June 30, 2024:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2023	3,821,231	$8.58
Granted	2,122,981	15.00
Vested	(1,031,031)	12.09
Forfeited	(416,704)	11.18
Unvested balance as of June 30, 2024	4,496,477	11.30
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a three to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the six months ended June 30, 2024 and 2023 was $12.5 million and $23.3 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2024 was $39.6 million, which the Company expects to recognize over a weighted average period of 2.5 years.
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
The following table provides information about stock option awards outstanding during the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	681,699	$16.64
Granted	—	—
Exercised	(22,666)	11.26		$127
Forfeited	—	—
Expired	(60,000)	18.43
Outstanding as of June 30, 2024	599,033	16.66	2.6	$814
Exercisable as of June 30, 2024	599,033	16.66	2.6	$814

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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the six months ended June 30, 2024:

2024 Awards
Number of PSUs granted	691,136
Fair value per share	$24.81
Expected implied stock volatility	43.9%
Risk-free interest rate	4.3%
The following table provides information about PSUs outstanding during the six months ended June 30, 2024:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2023	5,019,425	$15.18
Granted	691,136	24.81
Vested(1)	(182,507)	15.34
Forfeited	(89,864)	18.96
Unvested balance as of June 30, 2024	5,438,190	16.70
(1)     This balance includes vested PSU awards as of June 30, 2024 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation at the time of vesting, which may be greater than or less than the original number granted.
As of June 30, 2024, there was $49.4 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 2.3 years.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

between the index price and a local or future index price, costless collars to establish fixed price floors and ceilings, or deferred premium puts to establish fixed price floors while delaying the premium payment until the option’s expiration. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of June 30, 2024:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	July 2024 - September 2024	3,634,000	39,500	$76.08
	October 2024 - December 2024	3,634,000	39,500	74.94
	January 2025 - March 2025	2,250,000	25,000	74.30
	April 2025 - June 2025	2,275,000	25,000	73.05
	July 2025 - September 2025	2,300,000	25,000	71.88
	October 2025 - December 2025	2,300,000	25,000	70.88
	January 2026 - March 2026	405,000	4,500	71.74
	April 2026 - June 2026	409,500	4,500	70.75
	July 2026 - September 2026	414,000	4,500	69.80
	October 2026 - December 2026	414,000	4,500	69.00

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	July 2024 - September 2024	184,000	2,000	$60.00	-	$76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	July 2024 - September 2024	230,000	2,500	$65.00	$4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	July 2024 - September 2024	4,048,000	44,000	$0.98
	October 2024 - December 2024	4,048,000	44,000	0.98
	January 2025 - March 2025	2,250,000	25,000	1.10
	April 2025 - June 2025	2,275,000	25,000	1.10
	July 2025 - September 2025	2,300,000	25,000	1.10
	October 2025 - December 2025	2,300,000	25,000	1.10
	January 2026 - March 2026	405,000	4,500	1.12
	April 2026 - June 2026	409,500	4,500	1.12
	July 2026 - September 2026	414,000	4,500	1.12
	October 2026 - December 2026	414,000	4,500	1.12

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	July 2024 - September 2024	4,048,000	44,000	$0.53
	October 2024 - December 2024	4,048,000	44,000	0.53
	January 2025 - March 2025	2,250,000	25,000	0.43
	April 2025 - June 2025	2,275,000	25,000	0.43
	July 2025 - September 2025	2,300,000	25,000	0.43
	October 2025 - December 2025	2,300,000	25,000	0.43
	January 2026 - March 2026	405,000	4,500	0.37
	April 2026 - June 2026	409,500	4,500	0.37
	July 2026 - September 2026	414,000	4,500	0.37
	October 2026 - December 2026	414,000	4,500	0.37

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	July 2024 - September 2024	5,949,388	64,667	$3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20
	January 2026 - March 2026	990,000	11,000	4.18
	April 2026 - June 2026	1,001,000	11,000	3.48
	July 2026 - September 2026	1,012,000	11,000	3.80
	October 2026 - December 2026	1,012,000	11,000	4.21

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	July 2024 - September 2024	11,040,000	120,000	$(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)
	January 2026 - March 2026	990,000	11,000	(0.61)
	April 2026 - June 2026	1,001,000	11,000	(1.67)
	July 2026 - September 2026	1,012,000	11,000	(1.17)
	October 2026 - December 2026	1,012,000	11,000	(1.02)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	July 2024 - September 2024	5,090,612	55,333	$2.68	-	$5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net gain (loss) on derivative instruments	$14,298	$20,601	$(106,831)	$75,113

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$31,062	$(30,536)	$526
	Other noncurrent assets	6,039	(3,663)	2,376
Derivative Liabilities
Commodity contracts	Derivative instruments	$53,139	$(30,536)	$22,603
	Other noncurrent liabilities	12,129	(3,663)	8,466

		December 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$88,192	$(17,601)	$70,591
	Other noncurrent assets	29,469	(2,435)	27,034
Derivative Liabilities
Commodity contracts	Derivative instruments	$20,326	$(17,601)	$2,725
	Other noncurrent liabilities	3,762	(2,435)	1,327

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2024
Total assets	$—	$2,902	$—
Total liabilities	—	31,069	—
December 31, 2023
Total assets	$—	$97,625	$—
Total liabilities	—	4,052	—
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
(Unaudited)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	June 30, 2024			December 31, 2023
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility due 2027(1)	$375,000	$375,000	$375,000	$—	$—	$—
5.375% Senior Notes due 2026(2)	287,876	289,448	286,474	287,408	289,448	285,287
7.75% Senior Notes due 2026(2)	300,000	300,000	302,558	300,000	300,000	304,551
6.875% Senior Notes due 2027(2)	—	—	—	352,619	356,351	356,852
8.00% Senior Notes due 2027(2)	563,023	550,000	564,185	565,063	550,000	568,473
3.25% Convertible Senior Notes due 2028(2)(3)	166,345	170,000	465,084	165,897	170,000	404,124
5.875% Senior Notes due 2029(2)	661,692	700,000	689,389	658,562	700,000	684,705
9.875% Senior Notes due 2031(2)	534,543	500,000	554,252	536,280	500,000	555,625
7.00% Senior Notes due 2032(2)	983,598	1,000,000	1,027,519	982,952	1,000,000	1,030,790

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
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of June 30, 2024, noteholders have the right to convert during the third quarter of 2024. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the six months ended June 30, 2024 and 2023, certain legacy owners of Colgate and Earthstone exchanged 126.5 million and 21.9 million, respectively, of their common units of OpCo (“Common Unit”) and corresponding shares of Class C Common Stock for Class A Common Stock. Deferred tax assets of $89.6 million and $2.5 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the six months ended June 30, 2024 and 2023, respectively. No cash proceeds were received by the Company in connection with these conversions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Issuance
During the six months ended June 30, 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of the 2024 asset acquisitions discussed in Note 2—Acquisitions and Divestitures. No cash proceeds were received by the Company in connection with this issuance.
Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
June 30, 2024	$0.06	$0.14	$0.20	$154,614
June 30, 2023	$0.05	$0.05	$0.10	$56,986
Six Months Ended,
June 30, 2024	$0.11	$0.24	$0.35	$270,135
June 30, 2023	$0.10	$0.05	$0.15	$85,502
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
During the six months ended June 30, 2024 and 2023, the Company paid $61.0 million and $29.4 million, respectively, to repurchase 3.8 million and 2.8 million, respectively, Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate Merger and the Earthstone Merger. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of June 30, 2024, the noncontrolling interest ownership of OpCo had decreased to 13% from 30% as of December 31, 2023. This decrease was mainly the result of (i) exchanges of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Class A Common Stock	$235,100	$73,399	$381,675	$175,519
Add: Interest on Convertible Senior Notes, net of tax	1,269	1,376	2,584	2,750
Adjusted net income (attributable to Class A Common Stock)	$236,369	$74,775	$384,259	$178,269

Basic weighted average shares of Class A Common Stock outstanding	612,248	315,168	582,360	305,593
Add: Dilutive effects of Convertible Senior Notes	28,706	27,605	28,706	27,460
Add: Dilutive effects of equity awards	15,418	9,142	14,971	10,882
Diluted weighted average shares of Class A Common Stock outstanding	656,372	351,915	626,037	343,935

Basic net earnings per share of Class A Common Stock	$0.38	$0.23	$0.66	$0.57
Diluted net earnings per share of Class A Common Stock	$0.36	$0.21	$0.61	$0.52
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Out-of-the-money stock options	470	1,416	505	1,665
Weighted average shares of Class C Common Stock	159,352	245,586	189,081	254,429
Restricted stock	222	208	111	104
Performance stock units	—	116	—	58
Note 11—Transactions with Related Parties
    Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”) and related affiliates of each entity each beneficially owned more than 5% of any class of common stock in the Company as of June 30, 2024. Due to Pearl’s, EnCap’s and Riverstone’s beneficial ownership, these entities are considered related parties to the Company. NGP Energy Capital (“NGP”), was a related party through the first quarter of 2024, however, NGP no longer beneficially owns more than 5% of any class of common stock in the Company as of June 30, 2024 and is no longer considered a related party to the Company.
The Company has a vendor arrangement with Streamline Innovations Inc, (“Streamline”) who was a former affiliate of Riverstone beginning in the second quarter of 2022 and is now an affiliate of Pearl as of June 30, 2024 that represents a related party transaction. The Company believes that the terms of this arrangement are no less favorable to either party than those held with unaffiliated parties.
The following table summarizes the costs incurred from the arrangement during the periods it was considered a related party, as discussed above, as included in the consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Streamline
Lease operating expenses	$1,984	$1,238	4,043	1,834
During the six months ended June 30, 2024 and 2023, the Company paid various affiliates of NGP and EnCap for revenues earned based upon their net revenue interests held in wells that are operated by the Company. These relationships are considered ordinary in the course of business and the terms of these relationships are no more favorable than those held with unaffiliated parties.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the six months ended June 30, 2024 and 2023, the Company repurchased 3.8 million and 2.8 million Common Units of OpCo from NGP, respectively, for $61.0 million and $29.4 million, respectively, under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.
Note 12—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no material, non-routine changes in commitments during the six months ended June 30, 2024. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2023 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company paid for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, the Company believes that a loss in relation to these matters is probable and in accordance with ASC Topic 450-20, Loss Contingencies has recorded a net estimated liability of $6.5 million, inclusive of estimated interest penalties, as of June 30, 2024. Future changes in facts and circumstances not currently known or foreseeable could result in the actual liability exceeding the estimated loss accrued, however, the Company believes that any such loss above the amount accrued would not be material to the consolidated financial statements.
Other than the matter above, management is unaware of any pending litigation brought against the Company requiring a contingent liability to be recognized as of the date of these consolidated financial statements.
Note 13—Revenues
Revenue from Contracts with Customers
Crude oil, natural gas and NGL sales are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Substantially all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized prices of oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies both globally (in the case of crude oil) and locally.
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues (in thousands):
Oil sales	$1,114,343	$549,226	$2,165,985	$1,073,612
Natural gas sales(1)	(23,031)	23,647	15,736	55,769
NGL sales(2)	154,771	50,525	307,361	110,285
Oil and gas sales	$1,246,083	$623,398	$2,489,082	$1,239,666

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    Natural gas sales include a portion of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales of $23.6 million and $48.9 million for the three and six months ended June 30, 2024, respectively, and $7.4 million and $18.7 million for the three and six months ended June 30, 2023, respectively.
(2)    NGL sales include a portion of GP&T that are reflected as a reduction to NGL sales of $18.8 million and $41.7 million for the three and six months ended June 30, 2024, respectively, and $16.5 million and $32.6 million for the three and six months ended June 30, 2023, respectively.
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of June 30, 2024 and December 31, 2023, such receivable balances were $287.7 million and $346.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the six months ended June 30, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14—Subsequent Events
Pending Bolt-On Acquisition
On July 27, 2024, the Company entered into a purchase and sale agreement with certain affiliates of Occidental Petroleum Corporation to acquire oil and gas properties for total consideration of $817.5 million, subject to customary post-closing purchase price adjustments, (the “Bolt-On Acquisition”). The Bolt-On Acquisition includes approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting the Company’s existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Additionally, the acquired assets in Reeves County include a fully integrated midstream system, consisting of over 100 miles of operated oil and gas gathering systems, approximately 10,000 surface acres, and water infrastructure including saltwater disposal wells, a recycling facility, frac ponds and water wells. The Bolt-On Acquisition is expected to close during the third quarter of 2024, subject to satisfaction of customary closing conditions. The Company intends to fund the Bolt-On Acquisition with cash on hand and a portion of the net proceeds from the July 2024 equity offering and August 2024 senior notes issuance, each discussed below. The Company is currently evaluating the accounting treatment of this transaction.
Equity Offering
On July 30, 2024, the Company completed an underwritten public offering of 26.5 million shares of its Class A Common Stock in which the Company received net cash proceeds of $402.8 million after underwriting discounts and commissions. The Company intends to use the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the Bolt-On Acquisition or for general corporate purposes.
Senior Notes Issuance
On August 5, 2024 the Company issued $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement. The 2033 Senior Notes were issued at par resulting in aggregate net proceeds to the Company of approximately $987.9 million after deducting the debt issuance costs. The Company intends to use the net proceeds from the 2033 Senior Notes to (i) fund the Tender Offer (as defined below) and the redemption of 2026 7.75% Senior Notes not purchased in the Tender Offer (as discussed below); (ii) fund a portion of the purchase price of the Bolt-On Acquisition; and (iii) repay a portion of borrowings outstanding under its credit facility. The 2033 Senior Notes mature on February 1, 2033 and pay interest at the rate of 6.25% per year, payable on August 1 and February 1 of each year.
Senior Notes Tender & Redemption
In connection with the 2033 Senior Notes issuance, the Company issued a cash tender offer to purchase any and all of its outstanding 2026 7.75% Senior Notes (“Tender Offer”), which is expected to settle in the third quarter of 2024. Subject to the completion of the Tender Offer, the Company intends to redeem all 2026 7.75% Senior Notes not purchased in the Tender Offer on or about February 15, 2025 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Dividends Declared
On August 6, 2024, the Company announced that its Board of Directors declared a quarterly base dividend of $0.06 per share of Class A Common Stock and distribution of $0.06 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). Additionally, the Company’s Board of Directors declared a variable dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per share of Class C Common Stock. The base and variable dividend represent a total return of $0.21 per share. The dividend is payable August 27, 2024 to shareholders of record as of August 19, 2024.

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
The Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) undertook a series of actions in an effort to support commodity prices throughout 2023 in response to global recession concerns, a high interest rate environment, lower than expected demand from China and a regional banking crisis in the U.S., among other events. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and rising tensions in the Middle East, caused crude oil prices to increase during 2023, with NYMEX WTI spot prices reaching a high of $93.68 per barrel on September 27, 2023. However, further concerns of global economic growth, inflation and increases in oil and natural gas supply levels resulted in additional price deterioration at the end of 2023 and into 2024. More recently, prices have been positively supported by seasonal peak summer consumption and plans of OPEC+ extending their oil production cuts through the fourth quarter of 2025 resulting in the NYMEX WTI spot price averaging $80.55 per barrel during the second quarter of 2024. Natural gas prices remained low throughout the first half of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas (LNG) project delays and higher than expected natural gas production. Market prices in the Permian Basin were further impacted by low demand as a result of current pipeline capacity constraints out of the basin and additional pipeline maintenance, which lead to negative regional gas prices being realized at the Waha Hub in West Texas (“Waha”) throughout the first half of 2024. Specifically, the Waha price of natural gas averaged negative $0.59 per MMBtu during the second quarter of 2024 leading to negative gas realizations.
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

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55
Natural gas (per MMBtu)	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04

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
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. has seen higher than normal inflation during 2023 and 2024. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2024 Highlights
Return of Capital Program
During the six months ended June 30, 2024, we declared and paid quarterly base dividends totaling $0.11 per share of Class A Common Stock and distributions totaling $0.11 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). In addition, during the first half of 2024, we declared and paid variable dividends totaling $0.24 per share of Class A Common Stock and distributions totaling $0.24 per share of Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $270.1 million for the six months ended June 30, 2024.
During the six months ended June 30, 2024, we paid $61.0 million to repurchase 3.8 million Common Units resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing
On April 5, 2024, we redeemed all of OpCo’s outstanding 2027 6.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million plus accrued and unpaid interest up to, but excluding, the redemption date.
In connection with the spring borrowing base redetermination in April 2024, we entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.
2024 Asset Acquisitions
During the six months ended June 30, 2024, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $355 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Recent Developments
On July 27, 2024, we entered into a purchase and sale agreement with certain affiliates of Occidental Petroleum Corporation to acquire oil and gas properties for total consideration of $817.5 million, subject to customary post-closing purchase price adjustments, (the “Bolt-On Acquisition”). The Bolt-On Acquisition includes approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting our existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Additionally, the acquired assets in Reeves County include a fully integrated midstream system, consisting of over 100 miles of operated oil and gas gathering systems, approximately 10,000 surface acres, and water infrastructure including saltwater disposal wells, a recycling facility, frac ponds and water wells. The Bolt-On Acquisition is expected to close during the third quarter of 2024, subject to satisfaction of customary closing conditions, and we plan to fund with cash on hand and a portion of the net proceeds from the July 2024 equity offering and senior notes issuance.
On July 30, 2024, we completed an underwritten public offering of 26.5 million shares of its Class A Common Stock resulting in net cash proceeds of $402.8 million after underwriting discounts and commissions.
On August 5, 2024 we issued $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement at par. We expect to use the net proceeds from the 2033 Senior Notes to (i) fund the Tender Offer and remaining redemption of the 2026 7.75% Senior Notes (defined and discussed Note 14—Subsequent Events); (ii) fund a portion of the purchase price of the Bolt-On Acquisition; and (iii) repay a portion of borrowings outstanding under its credit facility.

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended June 30,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$1,114,343	$549,226	$565,117	103%
Natural gas sales(1)	(23,031)	23,647	(46,678)	(197)%
NGL sales(2)	154,771	50,525	104,246	206%
Oil and gas sales	$1,246,083	$623,398	$622,685	100%

Average sales prices:
Oil (per Bbl)	$80.10	$71.52	$8.58	12%
Effect of derivative settlements on average price (per Bbl)	(1.11)	3.42	(4.53)	(132)%
Oil including the effects of hedging (per Bbl)	$78.99	$74.94	$4.05	5%

Average NYMEX WTI price for oil (per Bbl)	$80.55	$73.78	$6.77	9%
Oil differential from NYMEX	(0.45)	(2.26)	1.81	80%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$0.01	$1.24	$(1.23)	(99)%
Effect of derivative settlements on average price (per Mcf)	0.42	0.52	(0.10)	(19)%
Natural gas including the effects of hedging (per Mcf)	$0.43	$1.76	$(1.33)	(76)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.04	$2.12	$(0.08)	(4)%
Natural gas differential from NYMEX	(2.03)	(0.88)	(1.15)	(131)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$22.51	$20.73	$1.78	9%

Net production:
Oil (MBbls)	13,912	7,680	6,232	81%
Natural gas (MMcf)	55,224	25,092	30,132	120%
NGL (MBbls)	7,711	3,231	4,480	139%
Total (MBoe)(3)	30,827	15,093	15,734	104%

Average daily net production:
Oil (Bbls/d)	152,883	84,393	68,490	81%
Natural gas (Mcf/d)	606,856	275,734	331,122	120%
NGL (Bbls/d)	84,736	35,502	49,234	139%
Total (Boe/d)(3)	338,761	165,850	172,911	104%

(1)    Natural gas sales for the three months ended June 30, 2024 include $23.6 million of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales and $7.4 million for the three months ended June 30, 2023. Natural gas average sales price, however, excludes $0.43 per Mcf of such GP&T charges for the three months ended June 30, 2024 and $0.30 per Mcf for the three months ended June 30, 2023.
(2)    NGL sales for the three months ended June 30, 2024 include $18.8 million of GP&T that are reflected as a reduction to NGL sales and $16.5 million for the three months ended June 30, 2023. NGL average sales price, however, excludes $2.44 per Bbl of such GP&T charges for the three months ended June 30, 2024 and $5.09 per Bbl for the three months ended June 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended June 30, 2024 were $622.7 million (or 100%) higher than total net revenues for the three months ended June 30, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 81%, 120% and 139%, respectively, between periods. The increase in oil production resulted from additional production added from wells acquired in the Earthstone Merger and from placing additional wells online since the second quarter of 2023. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 120% and 139% respective increases in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compared to the 81% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023.
Total net revenues increases were also driven by higher average realized sales prices of oil and NGLs, which increased 12% and 9%, respectively, in the second quarter of 2024 compared to the same 2023 period. The 12% increase in the average realized oil price was mainly the result of higher NYMEX crude prices as well as improved oil differentials between periods. The 9% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the second quarter of 2024 as compared to the second quarter of 2023.
These increases were partially offset by decreases in the average realized sales prices for natural gas which decreased 99% in the second quarter of 2024 compared to the same 2023 period. This decrease was mainly due to wider gas differentials realized on our gas sales, which are primarily sold at Waha where the market price averaged negative $0.59 per MMBtu during the second quarter of 2024 due to location specific market constraints as discussed under the “Market Conditions” section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended June 30,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$159,671	$82,991	$76,680	92%
Severance and ad valorem taxes	93,070	48,927	44,143	90%
Gathering, processing and transportation expenses	43,745	21,753	21,992	101%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.18	$5.50	$(0.32)	(6)%
Severance and ad valorem taxes (% of revenue)	7.5%	7.8%	(0.3)%	(4)%
Gathering, processing and transportation expenses (per Boe)	$1.42	$1.44	$(0.02)	(1)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2024 increased $76.7 million compared to the three months ended June 30, 2023. Higher LOE for the second quarter of 2024 was primarily related to our significantly higher well count between periods due to (i) wells acquired in the Earthstone Merger on November 1, 2023; and (ii) additional wells placed on production since June 30, 2023.
LOE per Boe was $5.18 for the second quarter of 2024, which represents a decrease of $0.32 per Boe (or 6%) from the second quarter of 2023. This decrease was primarily driven by lower semi-variable well costs, such as wellhead chemicals and electrical expense, that resulted from operational efficiencies.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2024 increased $44.1 million compared to the three months ended June 30, 2023. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the second quarter of 2024 increased $40.0 million compared to the same 2023 period primarily due to higher total operating revenues between periods. Ad valorem taxes between periods also increased by $4.1 million, mainly due to additional expense incurred on the proved developed properties acquired in the Earthstone Merger.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended June 30, 2024 increased $22.0 million as compared to the three months ended June 30, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended June 30,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$426,428	$215,726
Depreciation, depletion and amortization per Boe	$13.83	$14.29
For the three months ended June 30, 2024, DD&A expense amounted to $426.4 million, an increase of $210.7 million over the same 2023 period. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $224.9 million, while our lower DD&A rate of $13.83 per BOE decreased DD&A expense by $14.2 million between periods.
Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves. DD&A per BOE was $13.83 for the second quarter of 2024 as compared to $14.29 for the same period 2023, a 3% decline between periods.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023
Cash general and administrative expenses	$26,266	$17,694
Stock-based compensation	22,463	35,042
General and administrative expenses	$48,729	$52,736
Cash general and administrative expenses per Boe	$0.85	$1.17
G&A expenses for the three months ended June 30, 2024 were $48.7 million compared to $52.7 million for the three months ended June 30, 2023. Lower G&A in the second quarter of 2024 was the result of a $12.6 million decrease in stock-based compensation between periods related to less expense associated with accelerated vestings of equity awards primarily for employees terminated in connection with the merger with Colgate Energy Partners III, LLC (the “Colgate Merger”) on September 1, 2022. Refer to Note 6—Stock-Based Compensation for additional information regarding these award accelerations and modifications. This decrease was partially offset by an increase of $8.6 million in cash G&A between periods primarily due to (i) higher payroll and employee-related costs associated with our higher G&A headcount, which increased from 175 as of June 30, 2023 to 246 as of June 30, 2024 stemming primarily from the Earthstone Merger; and (ii) higher software and professional expenses between periods also related to our higher headcount and corporate growth following the Earthstone Merger. While cash G&A increased between periods, on a per Boe basis, our Cash G&A rate decreased 27% from $1.17 per Boe during the three months ended June 30, 2023 to $0.85 per Boe during the three months ended June 30, 2024 as a result of improved operational execution and the realization of cost synergies related to the Earthstone Merger.
Merger and integration expense. Merger and integration expense incurred for the three months ended June 30, 2024 was $6.9 million. These charges incurred during the 2024 period mainly related to the Earthstone Merger that closed on November 1, 2023 and consisted of (i) $5.1 million in severance and related benefits associated with employees that were terminated in connection with our corporate mergers; and (ii) $1.8 million from software integration, consultancy and other professional fees.
Merger and integration expense incurred during the three months ended June 30, 2023 was $4.4 million. These charges were related to the Colgate Merger that closed on September 1, 2022 and consisted of (i) $2.6 million in severance and related benefits associated with employees that were terminated in connection with the Colgate Merger; and (ii) $1.8 million from associated consultancy, legal and accounting fees.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023
Geological and geophysical costs	$2,933	$3,751
Stock-based compensation	513	652
Other expenses	2,532	860
Exploration and other expenses	$5,978	$5,263
Exploration and other expenses were $6.0 million for the three months ended June 30, 2024 compared to $5.3 million for the three months ended June 30, 2023. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period increase was primarily related to (i) $2.5 million in costs incurred in 2024 associated with a nonrecurring legal settlement; and (ii) higher G&G personnel costs in the second quarter of 2024 associated with increased headcount due to the Earthstone Merger. This increase was partially offset by a decrease in costs incurred on G&G projects and seismic studies in 2024.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023
Credit facility	$7,475	$7,667
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	5,813	5,813
6.875% Senior Notes due 2027	272	6,125
8.00% Senior Notes due 2027	11,000	—
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	12,344	—
7.00% Senior Notes due 2032	17,500	—
Amortization of debt issuance costs, discount and premium	1,469	3,482
Interest capitalized	—	(2,117)
Loss on extinguishment of debt	3,475	—
Other interest expense	553	305
Total	$75,452	$36,826
Interest expense increased $38.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to (i) $23.3 million in additional interest costs on the senior notes we assumed in the Earthstone Merger; and (ii) $17.5 million in interest incurred on our 2032 Senior Notes that were issued in September 2023 and December 2023. These increases were partially offset by the redemption of our 2027 6.875% Senior Notes in April 2024 that resulted in $5.9 million less interest incurred period over period (refer to Note 4—Long-Term Debt for additional information regarding the senior note redemption).
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$7,564	$39,279
Non-cash mark-to-market derivative gain (loss)	6,734	(18,678)
Total	$14,298	$20,601

Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2024	2023
Income before income taxes	$391,180	$175,502
Income tax expense	(82,272)	(26,548)
Our provisions for income taxes for the three months ended June 30, 2024 and 2023 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the three months ended June 30, 2024, we generated pre-tax net income of $391.2 million and recorded income tax expense of $82.3 million. During the three months ended June 30, 2023, we generated pre-tax net income of $175.5 million and recorded income tax expense of $26.5 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$2,165,985	$1,073,612	$1,092,373	102%
Natural gas sales(1)	15,736	55,769	(40,033)	(72)%
NGL sales(2)	307,361	110,285	197,076	179%
Oil and gas sales	$2,489,082	$1,239,666	$1,249,416	101%

Average sales prices:
Oil (per Bbl)	$78.12	$72.89	$5.23	7%
Effect of derivative settlements on average price (per Bbl)	(0.61)	3.53	(4.14)	(117)%
Oil including the effect of hedging (per Bbl)	$77.51	$76.42	$1.09	1%

Average NYMEX WTI price for oil (per Bbl)	$78.76	$74.95	$3.81	5%
Oil differential from NYMEX	(0.64)	(2.06)	1.42	69%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$0.60	$1.52	$(0.92)	(61)%
Effect of derivative settlements on average price (per Mcf)	0.30	0.55	(0.25)	(45)%
Natural gas including the effects of hedging (per Mcf)	$0.90	$2.07	$(1.17)	(57)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.23	$2.39	$(0.16)	(7)%
Natural gas differential from NYMEX	(1.63)	(0.87)	(0.76)	(87)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$24.34	$23.69	$0.65	3%

Net production:
Oil (MBbls)	27,725	14,730	12,995	88%
Natural gas (MMcf)	107,026	49,066	57,960	118%
NGL (MBbls)	14,340	6,029	8,311	138%
Total (MBoe)(3)	59,903	28,937	30,966	107%

Average daily net production:
Oil (Bbls/d)	152,338	81,379	70,959	87%
Natural gas (Mcf/d)	588,053	271,080	316,973	117%
NGLs (Bbls/d)	78,791	33,310	45,481	137%
Total (Boe/d)(3)	329,138	159,869	169,269	106%

(1)    Natural gas sales for the six months ended June 30, 2024 include $48.9 million of GP&T that are reflected as a reduction to natural gas sales and $18.7 million for the six months ended June 30, 2023. Natural gas average sales price, however, excludes $0.45 per Mcf of such GP&T charges for the six months ended June 30, 2024 and $0.38 for the six months ended June 30, 2023.
(2)    NGL sales for the six months ended June 30, 2024 include $41.7 million of GP&T that are reflected as a reduction to NGL sales and $32.6 million for the six months ended June 30, 2023. NGL average sales price, however, excludes $2.91 per Bbl of such GP&T charges for the six months ended June 30, 2024 and $5.40 for the six months ended June 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the six months ended June 30, 2024 were $1.2 billion, or 101%, higher than total net revenues for the six months ended June 30, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 88%, 118%, and 138%, respectively, between periods. The increase in oil production resulted from additional production added from wells acquired in the Earthstone Merger and from placing additional wells online since the second quarter of 2023. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 118% and 138%, respective increases in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compared to the 88% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023.
Total net revenues increases were also driven by higher average realized sales prices of oil and NGLs, which increased 7% and 3%, respectively, in the first half of 2024 compared to the same 2023 period. The 7% increase in the average realized oil price was mainly the result of higher NYMEX crude prices as well as improved oil differentials between periods. While the 3% increase in average realized NGL prices between periods was primarily attributable to higher Mont Belvieu spot prices for plant products in the first half of 2024 as compared to the first half of 2023.
These increases were partially offset by decreases in the average realized sales prices for natural gas which decreased 61% in the first half of 2024 compared to the same 2023 period. This decrease was mainly due to wider gas differentials realized on our gas sales, which are primarily sold at Waha where the market price averaged $0.27 per MMBtu during the first half of 2024 compared to $1.34 for the first half of 2023 due to location specific market constraints as discussed under the “Market Conditions” section above.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$328,342	$157,523	$170,819	108%
Severance and ad valorem taxes	189,236	97,436	91,800	94%
Gathering, processing and transportation expenses	82,800	37,235	45,565	122%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.48	$5.44	$0.04	1%
Severance and ad valorem taxes (% of revenue)	7.6%	7.9%	(0.3)%	(4)%
Gathering, processing and transportation expenses (per Boe)	$1.38	$1.29	$0.09	7%
Lease Operating Expenses. LOE for the six months ended June 30, 2024 increased $170.8 million compared to the six months ended June 30, 2023. Higher LOE for the first half of 2024 was primarily related to our significantly higher well count between periods due to (i) wells acquired in the Earthstone Merger on November 1, 2023; and (ii) additional wells placed on production since June 30, 2023.
LOE per Boe was $5.48 for the six months ended June 30, 2024, which represents an increase of $0.04 per Boe (or 1%) from the six months ended June 30, 2023. This increase was primarily driven by higher water disposal rates between periods, resulting from the sale of our operated saltwater disposal wells and associated produced water infrastructure in March 2023 (see Note 2—Acquisitions and Divestitures for additional information on this divestiture), slightly offset by lower semi-variable well costs, such as wellhead chemicals and electrical expense, that resulted from operational efficiencies.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2024 increased $91.8 million compared to the six months ended June 30, 2023. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first half of 2024 increased $79.9 million compared to the same 2023 period primarily due to higher total operating revenues between periods. Ad valorem taxes between periods also increased by $11.9 million, mainly due to additional expense incurred on the proved developed properties acquired in the Earthstone Merger.

Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2024 increased $45.6 million compared to the six months ended June 30, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased on a per Boe basis from $1.29 for the first half of 2023 to $1.38 for the first half of 2024. The increase in rate was mainly attributable to an increase in low pressure gas gathering expense between periods to transport gas to a third party processing facility in New Mexico.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Six Months Ended June 30,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$836,607	$403,945
Depreciation, depletion and amortization per Boe	$13.97	$13.96
For the six months ended June 30, 2024, DD&A expense amounted to $836.6 million, an increase of $432.7 million over the same 2023 period. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $432.3 million during the first half of 2024, while slightly higher DD&A rates between periods increased DD&A expense by $0.4 million for the six months ended June 30, 2024.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash general and administrative expenses	$54,545	$36,461
Stock-based compensation expense	31,557	51,749
General and administrative expenses	$86,102	$88,210
Cash general and administrative expenses per Boe	$0.91	$1.26
G&A expenses for the six months ended June 30, 2024 were $86.1 million compared to $88.2 million for the six months ended June 30, 2023. Lower G&A for the first six months of 2024 was the result of a $20.2 million decrease in total stock-based compensation expense between periods related to less expense associated with accelerated vestings of equity awards primarily for employees terminated in connection with the Colgate Merger on September 1, 2022. Refer to Note 6—Stock-Based Compensation for additional information regarding these award accelerations and modifications. This decrease was partially offset by an increase of $18.1 million in cash G&A between periods primarily due to (i) higher payroll and employee-related costs associated with our G&A headcount, which increased from 175 as of June 30, 2023 to 246 as of June 30, 2024 stemming primarily from the Earthstone Merger; and (ii) higher software and professional expenses between periods also related to our higher headcount and corporate growth following the Earthstone Merger. While cash G&A increased between periods, on a per Boe basis our Cash G&A rate decreased 28% from $1.26 per Boe during the six months ended June 30, 2023 to $0.91 per Boe the six months ended of 2024 as a result of improved operational execution and realization of cost synergies related to the Earthstone Merger.
Merger and integration expense. Merger and integration expense for the six months ended June 30, 2024 was $18.1 million. These charges incurred during the 2024 period mainly related to the Earthstone Merger that closed on November 1, 2023 and consisted of (i) $13.2 million in severance and related benefits associated with employees that were terminated in connection with our corporate mergers; and (ii) $4.9 million from software integration, consultancy and other professional fees.
Merger and integration expense incurred during the six months ended June 30, 2023 was $17.6 million. These charges were related to the Colgate Merger that closed on September 1, 2022 and consisted of (i) $13.7 million in severance and related benefits associated with employees that were terminated in connection with the Colgate Merger; and (ii) $3.9 million from associated consultancy, legal and accounting fees.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Geological and geophysical costs	$6,191	$6,072
Stock-based compensation	1,050	1,816
Other expenses	10,225	1,749
Exploration and other expenses	$17,466	$9,637
Exploration and other expenses were $17.5 million for the six months ended June 30, 2024 compared to $9.6 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to (i) an estimated net contingency loss of $6.5 million recorded during 2024 associated with disputed charges that have been in legal dispute and stemmed from a severe winter storm impacting the Permian Basin in February 2021 (refer to Note 12—Commitments and Contingencies for additional information regarding the contingency loss); (ii) $2.5 million in costs incurred in 2024 associated with a nonrecurring legal settlement; and (iii) higher G&G personnel costs associated with increased headcount. These increases were partially offset by a decrease in costs incurred on G&G projects and seismic studies in 2024.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Credit facility	$9,642	$16,159
5.375% Senior Notes due 2026	7,778	7,778
7.75% Senior Notes due 2026	11,626	11,626
6.875% Senior Notes due 2027	6,397	12,250
8.00% Senior Notes due 2027	22,000	—
3.25% Convertible Senior Notes due 2028	2,762	2,762
5.875% Senior Notes due 2029	20,562	20,562
9.875% Senior Notes due 2031	24,688	—
7.00% Senior Notes due 2032	35,000	—
Amortization of debt issuance costs, discount and premium	3,000	6,278
Interest capitalized	—	(4,117)
Loss on extinguishment of debt	3,475	—
Other interest expense	1,109	305
Total	$148,039	$73,603
Interest expense was $74.4 million higher for the six months ended June 30, 2024 compared to the same 2023 period mainly due to (i) $46.7 million in additional interest costs on the senior notes we assumed in the Earthstone Merger; and (ii) $35.0 million in interest incurred on our 2032 Senior Notes that were issued in September 2023 and December 2023. These increases were partially offset by (i) less interest expense incurred on our credit facility primarily due to lower weighted average borrowings outstanding during the 2024 period; and (ii) the redemption of our 2027 6.875% Senior Notes in April 2024 that resulted in $5.9 million less interest incurred period over period (refer to Note 4—Long-Term Debt for additional information regarding the senior note redemption).
Our weighted average borrowings outstanding under our Credit Agreement were $158.8 million versus $412.7 million for the first half of 2024 and 2023, respectively. Our Credit Agreement’s weighted average effective interest rate was 7.3% and 6.9% for the six months ended June 30, 2024 and 2023, respectively, due to higher rates on our variable-rate borrowings between periods.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$14,909	$79,014
Non-cash mark-to-market derivative gain (loss)	(121,740)	(3,901)
Total	$(106,831)	$75,113
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Income before income taxes	$669,732	$429,557
Income tax expense	(131,229)	(60,802)
Our provisions for income taxes for the first half of 2024 and 2023 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the six months ended June 30, 2024 we generated pre-tax net income of $669.7 million and recorded income tax expense of $131.2 million. During the six months ended June 30, 2023, we generated pre-tax net income of $429.6 million and recorded income tax expense of $60.8 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. Our total cash capital expenditures incurred for development during the six months ended June 30, 2024 were $1.0 billion. We expect our total drilling, completion and facilities cash capital expenditures budget for 2024 to be between $1.9 billion to $2.1 billion. We funded our capital expenditures for the six months ended June 30, 2024 entirely from cash flows from operations, and we expect to fund the remainder of our 2024 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
We are the operator of a high percentage of our acreage and can control the amount and timing of our capital expenditures. Accordingly, we can choose to defer or accelerate a portion of our planned capital expenditures depending on a variety of factors, including but not limited to: (i) prevailing and anticipated prices for oil and natural gas; (ii) oil storage or transportation constraints; (iii) the success of our drilling activities; (iv) the availability of necessary equipment, infrastructure and capital; (v) the receipt and timing of required regulatory permits and approvals; (vi) seasonal conditions; (vii) property or land acquisition costs; and (viii) the level of participation by other working interest owners.
We plan to return capital to shareholders through a combination of a quarterly base dividend plus a variable return program, including variable dividends, share repurchases or a combination of both. During the six months ended June 30, 2024, we declared and paid quarterly base dividends totaling $0.11 per share of Class A Common Stock and distributions totaling $0.11 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). In addition, during the first half of 2024, we declared and paid variable dividends totaling $0.24 per share of Class A Common Stock and distributions totaling $0.24 per share of Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $270.1 million for the six months ended June 30, 2024. Additionally, we repurchased 3.8 million shares of Class C Common Stock for $61.0 million under our stock repurchase program during the six months ended June 30, 2024.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$1,586,032	$886,704
Net cash used in investing activities	(1,294,950)	(699,386)
Net cash used in financing activities	(316,497)	(238,401)
For the six months ended June 30, 2024, we generated $1.6 billion of cash from operating activities, an increase of $699.3 million from the same period in 2023. Cash provided by operating activities increased primarily due to higher production volumes and higher realized price of oil and NGLs for the six months ended June 30, 2024 as compared to the same 2023 period. These increasing factors were partially offset by higher lease operating expenses, severance and ad valorem taxes, GP&T, cash

G&A, interest expense and lower realized prices for gas as well as the timing of both our supplier payments and collections on our receivables during the six months ended June 30, 2024 as compared to the same 2023 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the six months ended June 30, 2024, cash flows from operating activities, cash on hand and net borrowings under our revolving credit facility were used to (i) fund $1.0 billion of drilling and development cash capital expenditures; (ii) redeem $356.4 million of our 2027 6.875% Senior Notes; (iii) pay $270.1 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iv) fund acquisitions of oil and gas properties of $262.3 million; and (v) repurchase $61.0 million of our common stock.
During the six months ended June 30, 2023, cash flows from operating activities, cash on hand and sales proceeds together with contingent consideration of $124.0 million from sales of oil and natural gas properties were used to (i) fund $686.6 million of drilling and development cash capital expenditures; (ii) repay net borrowings of $85 million under our Credit Agreement; (iii) fund acquisitions of oil and gas properties of $107.8 million; (iv) pay $85.5 million in dividends and cash distributions to our shareholders and holders of our Common Units; (v) repurchase $29.4 million our common stock; and (vi) purchase an office building in Midland, Texas for $27.5 million.
Credit Agreement
OpCo, our consolidated subsidiary, has a five-year secured revolving Credit Agreement with a syndicate of banks maturing in February 2027 that, as of June 30, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of June 30, 2024, we had $375.0 million in borrowings outstanding and $2.1 billion in available borrowing capacity, which was net of $5.6 million in letters of credit outstanding.
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
The Credit Agreement also requires OpCo to maintain compliance with the following financial ratios:
(i) a current ratio, which is the ratio of OpCo’s consolidated current assets (including an add back of unused commitments under the revolving credit facility and excluding non-cash derivative assets and certain restricted cash) to its consolidated current liabilities (excluding the current portion of long-term debt under the Credit Agreement and non-cash derivative liabilities), of not less than 1.0 to 1.0; and
(ii) a leverage ratio, which is the ratio of total funded debt to consolidated EBITDAX (with such terms defined within the Credit Agreement) for the most recent quarter annualized, of not greater than 3.5 to 1.0.
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2024 and through the filing of this Quarterly Report. For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
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
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 4—Long-Term Debt under Part I, Item I of this

Quarterly Report. As of June 30, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A Common Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
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
On September 12, 2023, OpCo issued $500 million of 7.00% senior notes due 2032 (the “Original 2032 Notes”) in a 144A private placement. On December 13, 2023, OpCo issued additional notes under the indenture dated September 12, 2023 that totaled an additional $500 million of 7.00% senior notes (together with the Original 2032 Notes, the “2032 Senior Notes”), which resulted in aggregate net proceeds of $982.5 million, after deducting the issuance discount of $2.5 million and debt issuance costs of $15.0 million. The 2032 Senior Notes are treated as a single series of securities and vote together as a single class, and have substantially identical terms, other than the issue date and issue price.
On September 1, 2022, in connection with the Colgate Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at the Colgate Merger closing date and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). We recorded the acquired senior notes at their fair value as of the Colgate Merger closing, which were equal to 100% of par for the 2026 7.75% Senior Notes and 93.68% of par (a $49.3 million debt discount) for the 2029 Senior Notes. Refer to Note 14—Subsequent Events for additional information regarding the Tender Offer and redemption of the 2026 7.75% Senior Notes subsequent to the period ended June 30, 2024.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of June 30, 2024 and through the filing of this Quarterly Report.
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
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects on us or our financial statements as of June 30, 2024.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first half of 2024, our oil and gas sales for the six months ended June 30, 2024 would have moved up or down $216.6 million for each 10% change in oil prices per Bbl, $1.6 million for each 10% change in natural gas prices per Mcf, and $30.7 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of June 30, 2024 and additional contracts entered into through July 31, 2024. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of June 30, 2024.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	July 2024 - September 2024	3,725,500	40,495	$76.18
	October 2024 - December 2024	3,772,000	41,000	75.08
	January 2025 - March 2025	3,870,000	43,000	75.15
	April 2025 - June 2025	3,913,000	43,000	73.85
	July 2025 - September 2025	3,956,000	43,000	72.65
	October 2025 - December 2025	3,956,000	43,000	71.62
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	July 2024 - September 2024	184,000	2,000	$60.00	-	$76.01
	October 2024 - December 2024	184,000	2,000	60.00	-	76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	July 2024 - September 2024	230,000	2,500	$65.00	$4.96
	October 2024 - December 2024	230,000	2,500	65.00	4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	July 2024 - September 2024	4,048,000	44,000	$0.98
	October 2024 - December 2024	4,048,000	44,000	0.98
	January 2025 - March 2025	2,250,000	25,000	1.10
	April 2025 - June 2025	2,275,000	25,000	1.10
	July 2025 - September 2025	2,300,000	25,000	1.10
	October 2025 - December 2025	2,300,000	25,000	1.10
	January 2026 - March 2026	405,000	4,500	1.12
	April 2026 - June 2026	409,500	4,500	1.12
	July 2026 - September 2026	414,000	4,500	1.12
	October 2026 - December 2026	414,000	4,500	1.12

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	July 2024 - September 2024	4,093,000	44,489	$0.54
	October 2024 - December 2024	4,186,000	45,500	0.55
	January 2025 - March 2025	3,870,000	43,000	0.42
	April 2025 - June 2025	3,913,000	43,000	0.42
	July 2025 - September 2025	3,956,000	43,000	0.42
	October 2025 - December 2025	3,956,000	43,000	0.42
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	July 2024 - September 2024	5,949,388	64,667	$3.43
	October 2024 - December 2024	5,933,899	64,499	3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20
	January 2026 - March 2026	990,000	11,000	4.18
	April 2026 - June 2026	1,001,000	11,000	3.48
	July 2026 - September 2026	1,012,000	11,000	3.80
	October 2026 - December 2026	1,012,000	11,000	4.21

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	July 2024 - September 2024	11,040,000	120,000	$(0.99)
	October 2024 - December 2024	11,040,000	120,000	(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)
	January 2026 - March 2026	990,000	11,000	(0.61)
	April 2026 - June 2026	1,001,000	11,000	(1.67)
	July 2026 - September 2026	1,012,000	11,000	(1.17)
	October 2026 - December 2026	1,012,000	11,000	(1.02)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	July 2024 - September 2024	5,090,612	55,333	$2.68	-	$5.06
	October 2024 - December 2024	5,106,101	55,501	2.75	-	5.29

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
Changes in the fair value of derivative contracts from December 31, 2023 to June 30, 2024, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2023	$93,573
Commodity hedge contract settlement payments, net of any receipts	(14,909)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	(106,831)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2024	$(28,167)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.

A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2024 would cause a $143.1 million increase or $142.8 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of June 30, 2024 would cause a $5.9 million increase or $6.1 million decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility.
As of June 30, 2024, we had $375.0 million of borrowings outstanding under our revolving credit facility, with a weighted average interest rate of 7.2%. Assuming no change in the amount outstanding, the impact on interest expense of a 1.0% increase or decrease in the weighted average interest rate would be approximately $3.8 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining long-term debt balance of $3.5 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. We are not aware of any material environmental claims existing as of June 30, 2024 which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
Share repurchase activity during the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
April 1 - 30, 2024	—	$—	—	$344,197
May 1 - 31, 2024	1,800,000	$16.42	1,800,000	$314,641
June 1 - 30, 2024	—	$—	—	$314,641

(1)    The Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding Common Stock (the “Repurchase Program”), which was approved to run through December 31, 2024. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the second quarter of 2024, the Company repurchased 1,800,000 shares of Class C Common Stock at a weighted average price of $16.42 per common share for a total cost of $29.6 million. The shares that were repurchased were subsequently canceled by the Company.
Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Award Agreements
Each of our Co-Chief Executive Officers received performance-based restricted stock unit awards in September 2022 (the “2022 PSUs”) which were split into three tranches with performance period end dates at the end of 2025, 2026 and 2027 and with service periods corresponding to those same performance periods. On August 5, 2024, the Compensation Committee amended the 2022 PSUs to deem the service requirement portion of the 2022 PSUs met on each of the three tranches as of September 1, 2025, which is consistent with the three-year service requirement for other performance-based restricted stock awards granted by the Company. Following September 1, 2025, each tranche of the 2022 PSUs will continue to be subject to the original performance-based conditions, including no changes to the performance period, and will continue to vest, if at all, based on the satisfaction of the original performance conditions at year-end 2025, 2026 and 2027.

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

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
10.1
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of April 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

10.2
Amended and Restated Registration Rights Agreement, dated as of June 18, 2024, by and between Permian Resources Corporation and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024).

10.3#*	Form of Amended and Restated Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long-Term Incentive Plan.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	August 7, 2024