Form 10-Q
period 2024-09-30
Permian Resources Corp
filed 2024-11-07
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 803,364,251 shares of total common stock outstanding, including 702,954,705 shares of Class A Common Stock, par value $0.0001 per share, and 100,409,546 shares of Class C Common Stock, par value $0.0001 per share.

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
•our ability to identify, complete and effectively integrate acquisitions of properties, assets or businesses, including our recent acquisitions and related transactions;
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
•risks related to our recent acquisitions, including the risk that we may fail to integrate such acquisitions on the terms and timing currently contemplated, or at all, and/or to realize our strategy and plans to achieve the expected benefits of such acquisitions;
•competition in the oil and natural gas industry for assets, materials, qualified personnel and capital;
•drilling and other operating risks;
•environmental and climate related risks, including seasonal weather conditions;
•regulatory changes, including those that may result from the U.S. Supreme Court’s decision overturning the Chevron deference doctrine and that may impact environmental, energy, and natural resources regulation;
•the possibility that the industry in which we operate may be subject to new or volatile local, state, and federal or legislative actions (including additional taxes and changes in environmental, health, and safety regulation and regulations related to climate change) as a result of developing national and/or global efforts to address climate change;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$272,026	$73,290
Accounts receivable, net	439,338	481,060
Derivative instruments	130,170	70,591
Prepaid and other current assets	24,004	25,451
Total current assets	865,538	650,392
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,275,707	2,401,317
Proved properties	17,790,218	15,036,687
Accumulated depreciation, depletion and amortization	(4,680,984)	(3,401,895)
Total oil and natural gas properties, net	15,384,941	14,036,109
Other property and equipment, net	46,303	43,647
Total property and equipment, net	15,431,244	14,079,756
Noncurrent assets
Operating lease right-of-use assets	111,783	59,359
Other noncurrent assets	207,028	176,071
TOTAL ASSETS	$16,615,593	$14,965,578
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,160,446	$1,167,525
Operating lease liabilities	52,329	33,006
Other current liabilities	59,190	41,022
Total current liabilities	1,271,965	1,241,553
Noncurrent liabilities
Long-term debt, net	4,184,259	3,848,781
Asset retirement obligations	140,366	121,417
Deferred income taxes	539,460	422,627
Operating lease liabilities	61,301	28,302
Other noncurrent liabilities	54,510	73,150
Total liabilities	6,251,861	5,735,830
Commitments and contingencies (Note 12)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 706,521,280 shares issued and 702,890,671 shares outstanding at September 30, 2024 and 544,610,984 shares issued and 540,789,758 shares outstanding at December 31, 2023	71	54
Class C: 100,409,546 shares issued and outstanding at September 30, 2024 and 230,962,833 shares issued and outstanding at December 31, 2023	10	23
Additional paid-in capital	8,025,933	5,766,881
Retained earnings (accumulated deficit)	971,897	569,139
Total shareholders' equity	8,997,911	6,336,097
Noncontrolling interest	1,365,821	2,893,651
Total equity	10,363,732	9,229,748
TOTAL LIABILITIES AND EQUITY	$16,615,593	$14,965,578
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues
Oil and gas sales	$1,215,571	$758,541	$3,704,653	$1,998,207
Operating expenses
Lease operating expenses	173,255	85,810	501,597	243,333
Severance and ad valorem taxes	91,548	58,942	280,784	156,378
Gathering, processing and transportation expenses	50,220	20,731	133,020	57,966
Depreciation, depletion and amortization	453,603	236,204	1,290,210	640,149
General and administrative expenses	43,783	34,519	129,885	122,729
Merger and integration expense	—	10,422	18,064	28,071
Impairment and abandonment expense	1,380	245	7,784	734
Exploration and other expenses	6,962	5,031	24,428	14,668
Total operating expenses	820,751	451,904	2,385,772	1,264,028
Net gain on sale of long-lived assets	329	63	441	129
Income from operations	395,149	306,700	1,319,322	734,308

Other income (expense)
Interest expense	(79,934)	(40,582)	(227,973)	(114,185)
Net gain (loss) on derivative instruments	238,533	(151,781)	131,702	(76,668)
Other income (expense)	9,247	246	9,676	685
Total other income (expense)	167,846	(192,117)	(86,595)	(190,168)

Income before income taxes	562,995	114,583	1,232,727	544,140
Income tax expense	(106,468)	(16,254)	(237,697)	(77,056)
Net income	456,527	98,329	995,030	467,084
Less: Net income attributable to noncontrolling interest	(70,151)	(52,896)	(226,979)	(246,132)
Net income attributable to Class A Common Stock	$386,376	$45,433	$768,051	$220,952

Income per share of Class A Common Stock:
Basic	$0.56	$0.14	$1.24	$0.71
Diluted	$0.53	$0.13	$1.16	$0.64
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$995,030	$467,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,290,210	640,149
Stock-based compensation expense	46,713	69,585
Impairment and abandonment expense	7,784	734
Deferred tax expense	228,762	73,453
Net (gain) loss on sale of long-lived assets	(441)	(129)
Non-cash portion of derivative (gain) loss	(91,362)	165,573
Amortization of debt issuance costs, discount and premium	4,752	11,858
Loss on extinguishment of debt	8,585	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	52,567	(57,787)
(Increase) decrease in prepaid and other assets	(6,828)	(27,810)
Increase (decrease) in accounts payable and other liabilities	4,618	24,795
Net cash provided by operating activities	2,540,390	1,367,505
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(1,016,089)	(116,869)
Drilling and development capital expenditures	(1,556,208)	(1,066,693)
Purchases of other property and equipment	(7,101)	(30,828)
Contingent considerations received related to divestiture	—	60,000
Proceeds from sales of oil and natural gas properties	15,579	59,203
Net cash used in investing activities	(2,563,819)	(1,095,187)
Cash flows from financing activities:
Proceeds from equity offering, net	402,211	—
Proceeds from borrowings under revolving credit facility	1,965,000	1,050,000
Repayment of borrowings under revolving credit facility	(1,965,000)	(1,435,000)
Proceeds from issuance of senior notes	1,000,000	500,000
Debt issuance and redemption costs	(22,582)	(6,950)
Redemption of senior notes	(656,351)	—
Proceeds from exercise of stock options	257	514
Share repurchases	(61,048)	(95,448)
Dividends paid	(361,402)	(80,793)
Distributions paid to noncontrolling interest owners	(78,889)	(62,296)
Net cash used in financing activities	222,196	(129,973)
Net increase (decrease) in cash, cash equivalents and restricted cash	198,767	142,345
Cash, cash equivalents and restricted cash, beginning of period	73,864	69,932
Cash, cash equivalents and restricted cash, end of period	$272,631	$212,277
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information
Cash paid for interest	$239,979	$119,469
Cash paid for income taxes	6,818	3,603
Supplemental non-cash activity
Equity issued to acquire oil and gas properties	100,371	—
Accrued capital expenditures included in accounts payable and accrued expenses	309,607	233,160
Deferred tax liability assumed in asset acquisition	—	24,801
Asset retirement obligations incurred, including revisions to estimates	28,011	1,908
Dividends payable	7,394	2,509
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$272,026	$211,703
Restricted cash(1)	605	574
Total cash, cash equivalents and restricted cash	$272,631	$212,277

(1)    Included in Prepaid and other current assets as of September 30, 2024 and 2023 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196
Restricted stock issued	410	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	6,242	—	—	—	100,371	—	100,371	—	100,371
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(1,800)	—	—	—	—	(29,556)	(29,556)
Performance stock units vested and issued	457	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,976	—	22,976	—	22,976
Stock option exercises	15	—	—	—	199	—	199	—	199
Dividends	—	—	—	—	—	(126,996)	(126,996)	—	(126,996)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(29,421)	(29,421)
Conversion of common shares from Class C to Class A, net of tax	85,104	9	(85,104)	(9)	1,162,903	—	1,162,903	(1,099,555)	63,348
Equity impact from transactions effecting Common Units, net of tax of $1.9 million	—	—	—	—	(6,470)	—	(6,470)	8,367	1,897
Net income	—	—	—	—	—	235,100	235,100	73,808	308,908
Balance at June 30, 2024	679,498	$68	100,703	$10	$7,611,052	$735,034	$8,346,164	$1,313,758	$9,659,922

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	126	—	—	—	—	—	—	—	—
Equity offering, net of issuance costs	26,500	3	—	—	402,208	—	402,211	—	402,211
Restricted stock forfeited	(148)	—	—	—	—	—	—	—	—
Performance stock units vested and issued	252	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,106	—	14,106	—	14,106
Dividends	—	—	—	—	—	(149,513)	(149,513)	—	(149,513)
Distributions to noncontrolling interest owners		—	—	—	—	—	—	(21,140)	(21,140)
Conversion of common shares from Class C to Class A, net of tax	293	—	(293)	—	3,928	—	3,928	(3,883)	45
Equity impact from transactions effecting Common Units, net of tax of $1.6 million	—	—	—	—	(5,361)	—	(5,361)	6,935	1,574
Net income	—	—	—	—	—	386,376	386,376	70,151	456,527
Balance at September 30, 2024	706,521	$71	100,410	$10	$8,025,933	$971,897	$8,997,911	$1,365,821	$10,363,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	359	—	—	—	—	—	—	—	—
Restricted stock forfeited	(298)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(3,384)	—	—	—	(32,160)	—	(32,160)	—	(32,160)
Share repurchases - Class C	—	—	(2,750)	—	—	—	—	(29,418)	(29,418)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	5,406	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,871	—	17,871	—	17,871
Stock option exercises	39	—	—	—	231	—	231	—	231
Dividends	—	—	—	—	—	(15,669)	(15,669)	—	(15,669)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,950)	(13,950)
Conversion of common shares from Class C to Class A, net of tax	20,906	2	(20,906)	(2)	217,280	—	217,280	(214,864)	2,416
Equity impact from transactions effecting Common Units, net of tax of $3.0 million	—	—	—	—	(10,400)	—	(10,400)	13,427	3,027
Net income	—	—	—	—	—	102,120	102,120	117,681	219,801
Balance at March 31, 2023	321,724	$32	245,644	$25	$2,891,528	$323,677	$3,215,262	$2,593,424	$5,808,686
Restricted stock issued	373	—	—	—	—	—	—	—	—
Restricted stock forfeited	(357)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(602)	(1)	—	—	(5,948)	—	(5,949)	—	(5,949)
Performance stock vested and issued	3,290	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	35,694	—	35,694	—	35,694
Stock option exercises	7	—	—	—	(1)	—	(1)	—	(1)
Dividends	—	—	—	—	—	(33,195)	(33,195)	—	(33,195)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(24,558)	(24,558)
Conversion of common shares from Class C to Class A, net of tax	1,011	1	(1,011)	(1)	10,882	—	10,882	(10,825)	57
Equity impact from transactions effecting Common Units, net of tax of $3.7 million	—	—	—	—	12,631	—	12,631	(16,309)	(3,678)
Net income	—	—	—	—	—	73,399	73,399	75,555	148,954
Balance at June 30, 2023	325,446	$33	244,633	$24	$2,944,785	$363,881	$3,308,723	$2,617,287	$5,926,010

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	174	—	—	—	—	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,200)	—	—	—	—	(27,921)	(27,921)
Performance stock vested and issued	1,676	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,020	—	16,020	—	16,020
Stock option exercises	30	—	—	—	284	—	284	—	284
Dividends	—	—	—	—	—	(33,381)	(33,381)	—	(33,381)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(24,413)	(24,413)
Conversion of common shares from Class C to Class A, net of tax	27,210	2	(27,210)	(2)	310,551	—	310,551	(296,445)	14,106
Equity impact from transactions effecting Common Units, net of tax expense of $2.1 million	—	—	—	—	7,206	—	7,206	(9,304)	(2,098)
Net income	—	—	—	—	—	45,433	45,433	52,896	98,329
Balance at September 30, 2023	354,471	$35	215,223	$22	$3,278,846	$375,933	$3,654,836	$2,312,100	$5,966,936

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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the nine months ended September 30, 2024, the Company entered into two drilling rig contracts each with lease terms of three years. A lease right-of-use asset and related liability were recorded for these drilling rig contracts based on the present value of the future lease payments of the drilling rigs over the lease terms. As of September 30, 2024, the Company had recorded in aggregate $22.5 million and $31.8 million of current and noncurrent operating lease liabilities, respectively, related to these drilling rig contracts.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$111,783	$59,359
Finance right-of-use asset	Other noncurrent assets	15,072	15,189
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$52,329	$33,006
Finance lease liability	Other current liabilities	767	753
Noncurrent
Operating lease liabilities	Operating lease liabilities	$61,301	$28,302
Finance lease liability	Other noncurrent liabilities	15,080	14,821

There have been no other significant changes in leases during the nine months ended September 30, 2024. Refer to Note 16—Leases in the notes to the consolidated financial statements in Part II, Item 8 of the Company’s 2023 Annual Report for additional information on the Company’s operating and financing leases.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income or loss of OpCo, as well as any stand-alone income generated by the Company. OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income generated by OpCo is passed through to and included in the taxable income of its members, including the Company, on a pro rata basis.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Acquisitions and Divestitures
2024 Bolt-On Acquisition
On September 17, 2024, the Company completed its acquisition of oil and gas properties with certain affiliates of Occidental Petroleum Corporation for total cash consideration of $743.5 million, subject to customary post-closing purchase price adjustments (the “Bolt-On Acquisition”). The Bolt-On Acquisition included approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting the Company’s existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Additionally, the acquired assets in Reeves County include a fully integrated midstream system, consisting of over 100 miles of operated oil and gas gathering systems, approximately 10,000 surface acres, and water infrastructure including saltwater disposal wells, a recycling facility, frac ponds and water wells. The Bolt-On Acquisition was completed to drive long-term accretion across the Company’s key financial and operating metrics, enhance shareholder returns and add core inventory locations to the Company’s existing position in the Permian Basin.
Purchase Price Allocation
The Bolt-On Acquisition has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition closing date, which requires judgment and certain estimates and assumptions to be made. Oil and natural gas properties were valued using an income based approach, which incorporates a discounted cash flow method. The pro forma impact of this business combination to revenues and net income is not disclosed as it was deemed not to have a material impact on the Company’s results of operations.
As of the date of this filing, the fair value of assets acquired and liabilities assumed are preliminary and not complete as adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Bolt-On Acquisition closing date. The following table represents the preliminary consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the business combination.

(in thousands, except share and per share data)	Bolt-On Acquisition Consideration
Total cash consideration given	$743,496

Fair value of assets acquired:	Preliminary Purchase Price Allocation
Accounts receivable, net	$5,556
Oil and natural gas properties, net	770,449
Total assets acquired	$776,005

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$17,355
Asset retirement obligations	15,154
Total liabilities assumed	$32,509
Net assets acquired	$743,496
2024 Asset Acquisitions
During the nine months ended September 30, 2024, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $363 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are not complete and adjustments may be made. The Company expects to complete the purchase price allocation during the fourth quarter of 2024. There were no significant adjustments to the purchase price allocation during the nine months ended September 30, 2024.
Supplemental Unaudited Pro Forma Financial Information
The results of Earthstone’s operations have been included in the Company’s consolidated financial statements since November 1, 2023, the effective date of the Earthstone Merger. The following supplemental unaudited pro forma financial information (“pro forma information”) for the three and nine months ended September 30, 2023 has been prepared from the respective historical consolidated financial statements of the Company and Earthstone and has been adjusted to reflect the Earthstone Merger as if it had occurred on January 1, 2023.
The pro forma information is not necessarily indicative of the results that might have occurred had the Earthstone Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Total Revenue	$1,283,969	$3,519,042
Net Income	137,779	432,571

Earnings per share:
Basic	$0.29	$0.92
Diluted	0.25	0.79
2023 SWD Divestiture
On March 13, 2023, the Company completed the sale of its operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity in Reeves County, Texas. The $60 million of contingent consideration will require repayment if certain performance obligations through September 2026 are not met, and it has been recorded as a liability within the Company’s consolidated balance sheet accordingly. All performance obligations have been met during the payment periods and as of September 30, 2024, the remaining balance of the contingent consideration was $40 million. There was no gain or loss recognized as a result of this divestiture.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued oil and gas sales receivable, net	$227,244	$345,982
Joint interest billings, net	194,170	123,160
Accrued derivative settlements receivable	11,671	8,228
Other	6,253	3,690
Accounts receivable, net	$439,338	$481,060
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accounts payable	$105,983	$94,533
Accrued capital expenditures	255,026	271,569
Revenues payable	551,629	527,470
Accrued employee compensation and benefits	19,801	29,836
Accrued interest	73,880	100,882
Accrued expenses and other	154,127	143,235
Accounts payable and accrued expenses	$1,160,446	$1,167,525

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Credit Facility	$—	$—

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	—	300,000
6.875% Senior Notes due 2027	—	356,351
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	500,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	—
Unamortized debt issuance costs on Senior Notes	(31,804)	(23,149)
Unamortized debt (discount)/premium	6,615	6,131
Senior Notes, net	4,184,259	3,848,781

Total long-term debt, net	$4,184,259	$3,848,781
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a five-year secured revolving credit facility, maturing in February 2027 (the “Credit Agreement”) that, as of September 30, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of September 30, 2024, the Company had no borrowings outstanding and $2.5 billion in available borrowing capacity, net of $2.5 million in letters of credit outstanding.
In connection with the spring borrowing base redetermination in April 2024, the Company entered into the seventh amendment to its Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion. The elected commitments and borrowing base were reaffirmed during the fall 2024 borrowing base redetermination resulting in an amendment to our Credit Agreement that also extended the maturity date to February 2028 (refer to Note 14—Subsequent Events for additional information).
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which was set at $2.5 billion as of September 30, 2024; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2024.
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
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events; (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021; or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of September 30, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the fourth quarter of 2024.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of September 30, 2024, the conversion rate was adjusted to 171.2758 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this debt issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of September 30, 2024, the net liability related to the Convertible Senior Notes was $166.6 million.
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
Senior Unsecured Notes
On August 5, 2024, OpCo issued at par $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement that resulted in net proceeds to the Company of $986.4 million, after deducting $13.6 million debt issuance costs. Interest is payable on the 2033 Senior Notes semi-annually in arrears each August 1 and February 1. The Company used the net proceeds from the 2033 Senior Notes to (i) fund the redemption of its 2026 7.75% Senior Notes (discussed below); (ii) fund a portion of the purchase price of the Bolt-On Acquisition (discussed in Note 2—Acquisitions and Divestitures); and (iii repay a portion of borrowings outstanding under its credit facility. On or after August 1, 2027, OpCo may, on any one or more occasions, redeem all or a portion of the 2033 Senior Notes at a redemption price decreasing annually from 103.125% to 100% of the principal amount redeemed plus accrued and unpaid interest.
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
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”). In connection with the Colgate Merger, the Company entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Colgate Merger closing date on September 1, 2022, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a $49.3 million debt discount) for the 2029 Senior Notes. In August 2024, the Company redeemed $299.6 million of our outstanding 2026 7.75% Senior Notes through a cash tender offer and the Company irrevocably elected to redeem the remaining amount of the 2026 7.75% Senior Notes outstanding pursuant to the terms of the indenture governing the 2026 7.75% Senior Notes. The tender offer and redemption were funded using proceeds from the issuance of the 2033 Senior Notes. The Company paid total consideration for the tender offer and redemption, excluding accrued interest, of $305.1 million resulting in a loss on extinguishment of debt of $5.1 million.
Interest on the 2029 Senior Notes is paid semi-annually each January 1 and July 1. Since July 1, 2024 for the 2029 Senior Notes, OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 102.94% to 100% of the principal amount redeemed plus accrued and unpaid interest.
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
As of September 30, 2024, the remaining aggregate principal amount of the 2026 5.375% Senior Notes outstanding was $289.4 million. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15. Since January 15, 2023, OpCo may, on any one or more occasions, redeem all or a portion of the 2026 5.375% Senior Notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
At any time prior to July 15, 2026 (for the 2031 Senior Notes), January 15, 2027 (for the 2032 Senior Notes) and August 1, 2027 (for the 2033 Senior Notes) the “Optional Redemption Dates,” OpCo may, on any one or more occasions, redeem up to 35% (for the 2031 Senior Notes) and 40% (for the 2032 and 2033 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.875% (for the 2031 Senior Notes), 107.000% (for the 2032 Senior Notes) and 106.25% (for the 2033 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% (for the 2031 Senior Notes) and 60% (for the 2032 and 2033 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2024.
Upon an Event of Default (as defined in the indentures governing the Senior Unsecured Notes), the trustee or the holders of at least 25% (or in the case of the 2029 Senior Notes, 30%) of the aggregate principal amount of then outstanding Senior Unsecured

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Notes may declare the Senior Unsecured Notes immediately due and payable. In addition, a default resulting from certain events of bankruptcy or insolvency with respect to OpCo, any restricted subsidiary of OpCo that is a significant subsidiary, or any group of restricted subsidiaries that, taken together, would constitute a significant subsidiary, will automatically cause all outstanding Senior Unsecured Notes to become due and payable.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2024:

(in thousands)
Asset retirement obligations, beginning of period	$121,417
Liabilities incurred	8,115
Liabilities acquired	19,896
Liabilities divested and settled	(4,119)
Accretion expense	6,757
Asset retirement obligations, end of period	152,066
Less current portion(1)	(11,700)
Asset retirement obligations - long-term, end of period	$140,366
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
Note 6—Stock-Based Compensation
The Company has a Long Term Incentive Plan (the “LTIP”) that has a total of 71,718,560 shares of Class A Common Stock authorized for issuance. The LTIP provides for grants of restricted stock, stock options (including incentive stock options and nonqualified stock options), restricted stock units (including performance stock units), stock appreciation rights and other stock or cash-based awards.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Equity Awards
Restricted stock	$6,083	$6,311	$21,522	$30,324
Stock option awards	—	—	—	1
Performance stock units	8,023	9,709	25,191	39,260
Total stock-based compensation expense	$14,106	$16,020	$46,713	$69,585
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Second A&R Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Second A&R Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. During the nine months ended September 30, 2024, five employees had Qualifying Terminations related to the Colgate Merger as compared to nineteen employees during the nine months ended September 30, 2023, all of which received accelerated vesting of their unvested stock awards or had changes in their service periods resulting in modifications of such impacted stock awards. These modifications resulted in an increase to total stock-based compensation expense of $1.7 million and $14.6 million for the three and nine months ended September 30, 2024 and $7.1 million and $39.3 million for the three and nine months ended September 30, 2023, respectively, as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables. As of September 1, 2024, no additional Qualifying Terminations pursuant to the Second A&R Severance Plan can occur as a result of the Colgate Merger.
Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2024:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2023	3,821,231	$8.58
Granted	2,248,692	15.01
Vested	(1,874,301)	10.17
Forfeited	(565,008)	11.24
Unvested balance as of September 30, 2024	3,630,614	12.42
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a three to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the nine months ended September 30, 2024 and 2023 was $19.1 million and $34.5 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2024 was $35.3 million, which the Company expects to recognize over a weighted average period of 2.3 years.
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
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	681,699	$16.64
Granted	—	—
Exercised	(22,666)	11.26		$127
Forfeited	—	—
Expired	(238,500)	18.01
Outstanding as of September 30, 2024	420,533	16.15	3.2	$566
Exercisable as of September 30, 2024	420,533	16.15	3.2	$566

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Stock Units
The Company grants performance stock units (“PSU”) to certain officers and members of management that are subject to market-based vesting criteria as well as a service period of three years. Vesting at the end of the service period depends on the Company’s absolute annualized total shareholder return (“TSR”) over the performance period, as well as the Company’s TSR relative to the TSR of a group of peer companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the PSUs subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
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
Each of our Co-Chief Executive Officers received performance-based restricted stock unit awards in September 2022 (the “2022 PSUs”) which were split into three tranches with performance period end dates at the end of 2025, 2026 and 2027 and with service periods corresponding to those same performance periods. During the three months ended September 30, 2024, the Compensation Committee amended the 2022 PSUs to deem the service requirement portion of the 2022 PSUs met on each of the three tranches as of September 1, 2025, which is consistent with the three-year service requirement for other performance-based restricted stock awards granted by the Company. Following September 1, 2025, each tranche of the 2022 PSUs will continue to be subject to the original performance-based conditions, including no changes to the performance period, and will continue to vest, if at all, based on the satisfaction of the original performance conditions at year-end 2025, 2026 and 2027. In accordance with ASC 718, no incremental stock-based compensation was recognized as a result of these modifications, instead the remaining unrecognized compensation cost will be recognized over the modified requisite service period.
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the nine months ended September 30, 2024:

2024 Awards
Number of PSUs granted	731,472
Fair value per share	$24.81
Expected implied stock volatility	43.9%
Risk-free interest rate	4.3%
The following table provides information about PSUs outstanding during the nine months ended September 30, 2024:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2023	5,019,425	$15.18
Granted	731,472	24.81
Vested(1)	(283,462)	20.81
Forfeited	(123,052)	19.77
Unvested balance as of September 30, 2024	5,344,383	16.54
(1)     This balance includes vested PSU awards as of September 30, 2024 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation and the Company’s TSR relative to the TSR of a peer group of companies at the time of vesting, which may be greater than or less than the original number granted.
As of September 30, 2024, there was $42.2 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.2 years.

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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2024:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2024 - December 2024	3,772,000	41,000	$75.08
	January 2025 - March 2025	3,870,000	43,000	75.15
	April 2025 - June 2025	3,913,000	43,000	73.85
	July 2025 - September 2025	3,956,000	43,000	72.65
	October 2025 - December 2025	3,956,000	43,000	71.62
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2024 - December 2024	184,000	2,000	$60.00	-	$76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	October 2024 - December 2024	230,000	2,500	$65.00	$4.96

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	October 2024 - December 2024	4,186,000	45,500	$0.97
	January 2025 - March 2025	3,870,000	43,000	1.11
	April 2025 - June 2025	3,913,000	43,000	1.11
	July 2025 - September 2025	3,956,000	43,000	1.11
	October 2025 - December 2025	3,956,000	43,000	1.11
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	October 2024 - December 2024	4,186,000	45,500	$0.55
	January 2025 - March 2025	3,870,000	43,000	0.42
	April 2025 - June 2025	3,913,000	43,000	0.42
	July 2025 - September 2025	3,956,000	43,000	0.42
	October 2025 - December 2025	3,956,000	43,000	0.42
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2024 - December 2024	5,933,899	64,499	$3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20
	January 2026 - March 2026	990,000	11,000	4.18
	April 2026 - June 2026	1,001,000	11,000	3.48
	July 2026 - September 2026	1,012,000	11,000	3.80
	October 2026 - December 2026	1,012,000	11,000	4.21

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2024 - December 2024	11,040,000	120,000	$(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)
	January 2026 - March 2026	990,000	11,000	(0.61)
	April 2026 - June 2026	1,001,000	11,000	(1.67)
	July 2026 - September 2026	1,012,000	11,000	(1.17)
	October 2026 - December 2026	1,012,000	11,000	(1.02)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2024 - December 2024	5,106,101	55,501	$2.75	-	$5.29

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net gain (loss) on derivative instruments	$238,533	$(151,781)	$131,702	$(76,668)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$134,106	$(3,936)	$130,170
	Other noncurrent assets	55,088	(323)	54,765
Derivative Liabilities
Commodity contracts	Other current liabilities	$3,936	$(3,936)	$—
	Other noncurrent liabilities	323	(323)	—

		December 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$88,192	$(17,601)	$70,591
	Other noncurrent assets	29,469	(2,435)	27,034
Derivative Liabilities
Commodity contracts	Other current liabilities	$20,326	$(17,601)	$2,725
	Other noncurrent liabilities	3,762	(2,435)	1,327

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2024
Total assets	$—	$184,935	$—
Total liabilities	—	—	—
December 31, 2023
Total assets	$—	$97,625	$—
Total liabilities	—	4,052	—
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	September 30, 2024			December 31, 2023
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	288,115	289,448	288,690	287,408	289,448	285,287
7.75% Senior Notes due 2026(2)	—	—	—	300,000	300,000	304,551
6.875% Senior Notes due 2027(2)	—	—	—	352,619	356,351	356,852
8.00% Senior Notes due 2027(2)	561,976	550,000	566,850	565,063	550,000	568,473
3.25% Convertible Senior Notes due 2028(2)(3)	166,573	170,000	418,342	165,897	170,000	404,124
5.875% Senior Notes due 2029(2)	663,299	700,000	700,726	658,562	700,000	684,705
9.875% Senior Notes due 2031(2)	533,646	500,000	557,490	536,280	500,000	555,625
7.00% Senior Notes due 2032(2)	984,008	1,000,000	1,041,193	982,952	1,000,000	1,030,790
6.25% Senior Notes due 2033(2)	986,642	1,000,000	1,018,607	—	—	—

(1)     The carrying values of the amounts outstanding under OpCo’s Credit Agreement approximate fair value because its variable interest rates are tied to current market rates and the applicable credit spreads represent current market rates for the credit risk profile of the Company.
(2)    The carrying values include associated unamortized debt issuance costs and any debt discounts or premiums as reflected in the consolidated balance sheets. The fair values are determined using quoted market prices for these debt securities, a Level 1 classification in the fair value hierarchy, and are based on the aggregate principal amount of the senior notes outstanding.
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of September 30, 2024, noteholders have the right to convert during the fourth quarter of 2024. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the nine months ended September 30, 2024 and 2023, certain legacy owners of Colgate and Earthstone exchanged 126.8 million and 49.1 million, respectively, of their common units of OpCo (“Common Unit”) and corresponding shares of Class C Common Stock for Class A Common Stock. Deferred tax assets of $89.7 million and $16.6 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the nine months ended September 30, 2024 and 2023, respectively. No cash proceeds were received by the Company in connection with these conversions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Issuances
In July 2024, the Company completed an underwritten public offering of 26.5 million shares of its Class A Common Stock in which the Company received net cash proceeds of $402.2 million after underwriting discounts and commissions. The Company used the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the Bolt-On Acquisition discussed in Note 2—Acquisitions and Divestitures.
In May 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of the 2024 asset acquisitions discussed in Note 2—Acquisitions and Divestitures. No cash proceeds were received by the Company in connection with this issuance.
Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
September 30, 2024	$0.06	$0.15	$0.21	$170,156
September 30, 2023	$0.05	$0.05	$0.10	$57,587
Nine Months Ended,
September 30, 2024	$0.17	$0.39	$0.56	$440,291
September 30, 2023	$0.15	$0.10	$0.25	$143,089
Stock Repurchase Program
The Company’s Board of Directors authorized a stock repurchase program to acquire up to $500 million of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run through December 31, 2024. On September 3, 2024, the Company’s Board of Directors authorized a new share repurchase program (the “New Repurchase Program”) of $1 billion, replacing the existing $500 million Repurchase Program. The New Repurchase Program is approved to run on an indefinite basis and can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other factors. The New Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time.
During the nine months ended September 30, 2024 and 2023, the Company paid $61.0 million and $57.3 million, respectively, to repurchase 3.8 million and 5.0 million, respectively, Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate Merger and the Earthstone Merger. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of September 30, 2024, the noncontrolling interest ownership of OpCo had decreased to 12% from 30% as of December 31, 2023. This decrease was mainly the result of (i) exchanges of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
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
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income attributable to Class A Common Stock	$386,376	$45,433	$768,051	$220,952
Add: Interest on Convertible Senior Notes, net of tax	1,305	1,374	3,887	4,116
Adjusted net income (attributable to Class A Common Stock)	$387,681	$46,807	$771,938	$225,068

Basic weighted average shares of Class A Common Stock outstanding	693,692	324,650	619,741	312,015
Add: Dilutive effects of Convertible Senior Notes	29,117	27,829	29,117	27,583
Add: Dilutive effects of equity awards	13,430	13,695	14,457	11,819
Diluted weighted average shares of Class A Common Stock outstanding	736,239	366,174	663,315	351,417

Basic net earnings per share of Class A Common Stock	$0.56	$0.14	$1.24	$0.71
Diluted net earnings per share of Class A Common Stock	$0.53	$0.13	$1.16	$0.64
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Out-of-the-money stock options	436	1,022	482	1,451
Weighted average shares of Class C Common Stock	100,670	241,340	159,396	250,018
Restricted stock	325	—	182	69
Performance stock units	831	—	277	39
Note 11—Transactions with Related Parties
    Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”) and related affiliates of each entity each beneficially owned more than 5% of any class of common stock in the Company as of September 30, 2024. Due to Pearl’s, EnCap’s and Riverstone’s beneficial ownership, these entities are considered related parties to the Company. NGP Energy Capital (“NGP”), was a related party through the first quarter of 2024, however, NGP no longer beneficially owns any class of common stock in the Company as of September 30, 2024 and is no longer considered a related party to the Company.
The Company has a vendor arrangement with Streamline Innovations Inc, (“Streamline”) who was a former affiliate of Riverstone beginning in the second quarter of 2022 and is now an affiliate of Pearl as of September 30, 2024 that represents a related party transaction. The Company believes that the terms of this arrangement are no less favorable to either party than those held with unaffiliated parties.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the costs incurred from the arrangement during the periods it was considered a related party, as discussed above, as included in the consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Streamline
Lease operating expenses	$2,556	$1,782	6,599	3,616
During the nine months ended September 30, 2024 and 2023, the Company paid various affiliates of NGP and EnCap for revenues earned based upon their net revenue interests held in wells that are operated by the Company. These relationships are considered ordinary in the course of business and the terms of these relationships are no more favorable than those held with unaffiliated parties.
During the nine months ended September 30, 2024 and 2023, the Company repurchased 3.8 million and 5.0 million Common Units of OpCo from NGP, respectively, for $61.0 million and $57.3 million, respectively, under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.
Note 12—Commitments and Contingencies
Commitments
In connection with the Bolt-On Acquisition, the Company assumed a NGL purchase agreement during the nine months ended September 30, 2024. The purchase agreement includes a commitment to deliver a minimum of 9,000 Bbls/d of NGLs to the purchaser over the next 3.5 years or be subject to under-delivery fees that would result in a financial obligation equal to $3.36 per barrel of NGL under the required minimum volumes, subject to inflation factors. The Company currently expects its future production will satisfy all minimum volume commitments under this agreement.
During the nine months ended September 30, 2024, the Company also entered into a multi-year energy purchase agreement to buy electricity utilized in the Company’s operations. Under the contract, the Company is obligated to purchase a minimum amount of electricity at a fixed price. If the Company does not utilize the minimum amounts of electricity on a monthly basis and the supplier is unable to sell the unutilized quantity, the Company is liable for the full cost of the underutilization at the fixed price per the agreement. The total remaining obligation is $45.2 million, which represents the gross minimum financial commitments pursuant to this agreement as of September 30, 2024.
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no other material, non-routine changes in commitments during the nine months ended September 30, 2024. Please refer to Note 14—Commitments and Contingencies included in Part II, Item 8 in the Company’s 2023 Annual Report.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result has made certain force majeure declarations. One third-party transportation provider filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company paid for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. At this time, a loss in relation to these matters is certain and in accordance with ASC Topic 450-20, Loss Contingencies, the Company has recorded a net estimated liability of $7.6 million, inclusive of estimated interest penalties, as of September 30, 2024, which was paid during the fourth quarter of 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues (in thousands):
Oil sales	$1,099,318	$660,445	$3,265,303	$1,734,057
Natural gas sales(1)	(37,087)	38,354	(21,351)	94,123
NGL sales(2)	153,340	59,742	460,701	170,027
Oil and gas sales	$1,215,571	$758,541	$3,704,653	$1,998,207
(1)    Natural gas sales include a portion of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales of $26.2 million and $75.1 million for the three and nine months ended September 30, 2024, respectively, and $12.0 million and $30.7 million for the three and nine months ended September 30, 2023, respectively.
(2)    NGL sales include a portion of GP&T that are reflected as a reduction to NGL sales of $23.0 million and $64.7 million for the three and nine months ended September 30, 2024, respectively, and $16.3 million and $48.9 million for the three and nine months ended September 30, 2023, respectively.
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, such receivable balances were $227.2 million and $346.0 million, respectively.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2024 and 2023, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
Note 14—Subsequent Events
Dividends Declared
On November 6, 2024, the Company announced that its Board of Directors declared a quarterly base dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The dividend is payable November 22, 2024 to shareholders of record as of November 14, 2024.
Amended Credit Agreement
In connection with the fall borrowing base redetermination on October 31, 2024, the Company entered into the eighth amendment to its Credit Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, (i) extended the maturity date from February 2027 to February 2028, (ii) reaffirmed the borrowing base at $4.0 billion, (iii) reaffirmed the aggregate elected commitments at $2.5 billion and (iv) adjusted the applicable margin calculation to a pricing grid based upon borrowing base utilization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”); all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
The Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) undertook a series of actions in an effort to support commodity prices throughout 2023 in response to global recession concerns, a high interest rate environment, lower than expected demand from China and a regional banking crisis in the U.S., among other events. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and rising tensions in the Middle East, caused crude oil prices to increase during 2023, with NYMEX WTI spot prices reaching a high of $93.68 per barrel on September 27, 2023. However, further concerns of global economic growth, inflation and increases in oil and natural gas supply levels resulted in additional price deterioration at the end of 2023 and into the beginning of 2024. More recently, oil demand concerns around China and the rest of the world have caused the NYMEX WTI spot price to drop to an average of $69.37 in September 2024. Natural gas prices have remained low throughout the first nine months of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas (LNG) project delays and higher than expected natural gas production. Market prices in the Permian Basin were further impacted by low demand as a result of current pipeline capacity constraints out of the basin and additional pipeline maintenance, which led to negative regional gas prices being realized at the Waha Hub in West Texas (“Waha”) throughout the first nine months of 2024. Specifically, the Waha price of natural gas averaged negative $1.00 per MMBtu during the third quarter of 2024 leading to negative gas realizations.
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

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16
Natural gas (per MMBtu)	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08

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
2024 Highlights
2024 Asset Acquisitions
On September 17, 2024, we completed the acquisition of oil and gas properties with certain affiliates of Occidental Petroleum Corporation for total cash consideration of $743.5 million, subject to customary post-closing purchase price adjustments (the “Bolt-On Acquisition”). The Bolt-On Acquisition included approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting our existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Additionally, the acquired assets in Reeves County include a fully integrated midstream system, consisting of over 100 miles of operated oil and gas gathering systems, approximately 10,000 surface acres, and water infrastructure including saltwater disposal wells, a recycling facility, frac ponds and water wells. The revenues and associated operating expenses from the Bolt-On Acquisition are included in our consolidation financial data as of September 30, 2024, but had a minimal impact to our third quarter results of operations due to the end of quarter acquisition close date.
During the nine months ended September 30, 2024, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $363 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Return of Capital Program
During the third quarter of 2024, we announced an update to our return of capital strategy including an increase to our quarterly base dividend to $0.15 per share ($0.60 per share annually), representing a 150% increase to our prior base dividend. Additionally, our Board of Directors authorized a new share repurchase program of $1 billion, replacing our existing $500 million program. These strategic return changes reinforce our commitment to maximizing shareholder value and continued focus on delivering leading shareholder returns.
During the nine months ended September 30, 2024, we declared and paid quarterly base dividends totaling $0.17 per share of Class A Common Stock and distributions totaling $0.17 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). In addition, during the first nine months of 2024, we declared and paid variable dividends totaling $0.39 per share of Class A Common Stock and distributions totaling $0.39 per share of Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $440.3 million for the nine months ended September 30, 2024.
During the nine months ended September 30, 2024, we paid $61.0 million to repurchase 3.8 million Common Units resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing
On August 5, 2024 we issued $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement at par. We used the net proceeds from the 2033 Senior Notes to (i) fund the tender offer and remaining redemption of our $300 million 7.75% senior notes due 2026; (ii) fund a portion of the purchase price of the Bolt-On Acquisition; and (iii) repay a portion of borrowings outstanding under our credit facility.
On July 30, 2024, we completed an underwritten public offering of 26.5 million shares of our Class A Common Stock resulting in net cash proceeds of $402.2 million after underwriting discounts and commissions. The net proceeds from this equity offering were used to fund a portion of the aggregate purchase price of the Bolt-On Acquisition.
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
Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$1,099,318	$660,445	$438,873	66%
Natural gas sales(1)	(37,087)	38,354	(75,441)	(197)%
NGL sales(2)	153,340	59,742	93,598	157%
Oil and gas sales	$1,215,571	$758,541	$457,030	60%

Average sales prices:
Oil (per Bbl)	$74.31	$79.92	$(5.61)	(7)%
Effect of derivative settlements on average price (per Bbl)	0.09	0.69	(0.60)	(87)%
Oil including the effects of hedging (per Bbl)	$74.40	$80.61	$(6.21)	(8)%

Average NYMEX WTI price for oil (per Bbl)	$75.16	$82.26	$(7.10)	(9)%
Oil differential from NYMEX	(0.85)	(2.34)	1.49	64%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$(0.20)	$1.93	$(2.13)	(110)%
Effect of derivative settlements on average price (per Mcf)	0.43	0.16	0.27	169%
Natural gas including the effects of hedging (per Mcf)	$0.23	$2.09	$(1.86)	(89)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.08	$2.58	$(0.50)	(19)%
Natural gas differential from NYMEX	(2.28)	(0.65)	(1.63)	(251)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$22.35	$23.67	$(1.32)	(6)%

Net production:
Oil (MBbls)	14,794	8,264	6,530	79%
Natural gas (MMcf)	55,496	26,068	29,428	113%
NGL (MBbls)	7,889	3,212	4,677	146%
Total (MBoe)(3)	31,932	15,821	16,111	102%

Average daily net production:
Oil (Bbls/d)	160,801	89,824	70,977	79%
Natural gas (Mcf/d)	603,217	283,351	319,866	113%
NGL (Bbls/d)	85,754	34,917	50,837	146%
Total (Boe/d)(3)	347,091	171,966	175,125	102%

(1)    Natural gas sales for the three months ended September 30, 2024 include $26.2 million of gathering, processing and transportation costs (“GP&T”) that are reflected as a reduction to natural gas sales and $12.0 million for the three months ended September 30, 2023. Natural gas average sales price, however, excludes $0.47 per Mcf of such GP&T charges for the three months ended September 30, 2024 and $0.46 per Mcf for the three months ended September 30, 2023.
(2)    NGL sales for the three months ended September 30, 2024 include $23.0 million of GP&T that are reflected as a reduction to NGL sales and $16.3 million for the three months ended September 30, 2023. NGL average sales price, however, excludes $2.91 per Bbl of such GP&T charges for the three months ended September 30, 2024 and $5.07 per Bbl for the three months ended September 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended September 30, 2024 were $457.0 million (or 60%) higher than total net revenues for the three months ended September 30, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 79%, 113% and 146%, respectively, between periods. The increase in oil production resulted from additional production added from wells acquired in the Earthstone Merger and from placing additional wells online since the third quarter of 2023. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 113% and 146% respective increases in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compared to the 79% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023. NGL volumes were further positively impacted by processors of our raw gas operating in higher ethane-recovery during the third quarter of 2024 as compared to the same 2023 period, which resulted in a higher percentage of NGLs being recovered from our wet gas stream between periods.
The average realized sales prices for oil and natural gas decreased 7% and 110%, respectively, in the third quarter of 2024 compared to the same 2023 period. The 7% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices partially offset by improved oil differentials realized between periods. The 110% decrease was mainly due to wider gas differentials realized on our gas sales, which are primarily sold at Waha where the market price averaged negative $1.00 per MMBtu during the third quarter of 2024 due to location specific market constraints as discussed under the “Market Conditions” section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$173,255	$85,810	$87,445	102%
Severance and ad valorem taxes	91,548	58,942	32,606	55%
Gathering, processing and transportation expenses	50,220	20,731	29,489	142%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.43	$5.42	$0.01	—%
Severance and ad valorem taxes (% of revenue)	7.5%	7.8%	(0.3)%	(4)%
Gathering, processing and transportation expenses (per Boe)	$1.57	$1.31	$0.26	20%
Lease Operating Expenses. Lease operating expenses (“LOE”) per Boe for the third quarter of 2024 was $5.43 and consistent with our per Boe rate of $5.42 from the third quarter of 2023. On a nominal basis, LOE for the three months ended September 30, 2024 increased $87.4 million compared to the three months ended September 30, 2023 and was the direct result of our significantly higher well count between periods primarily due to (i) wells acquired in the Earthstone Merger on November 1, 2023; and (ii) additional wells placed on production since September 30, 2023.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2024 increased $32.6 million compared to the three months ended September 30, 2023. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the third quarter of 2024 increased $29.4 million compared to the same 2023 period primarily due to higher total operating revenues between periods. Ad valorem taxes between periods also increased by $3.2 million, mainly due to additional expense incurred on the proved developed properties acquired in the Earthstone Merger.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended September 30, 2024 increased $29.5 million as compared to the three months ended September 30, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased 20% on a per Boe basis from $1.31 for the third quarter of 2023 to $1.57 for the third quarter of 2024. This increase in rate was mainly attributable to a higher portion of our GP&T costs being recognized as expense as compared to a reduction to our gas and NGL revenues between periods primarily related to processing contracts assumed as part of the Earthstone Merger.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$453,603	$236,204
Depreciation, depletion and amortization per Boe	$14.21	$14.93
For the three months ended September 30, 2024, DD&A expense amounted to $453.6 million, an increase of $217.4 million over the same 2023 period. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $240.5 million, while our lower DD&A rate of $14.21 per BOE decreased DD&A expense by $23.1 million between periods.
DD&A per BOE was $14.21 for the third quarter of 2024 as compared to $14.93 for the same period in 2023, a 5% decline between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023
Cash general and administrative expenses	$30,246	$18,886
Stock-based compensation	13,537	15,633
General and administrative expenses	$43,783	$34,519
Cash general and administrative expenses per Boe	$0.95	$1.19
G&A expenses for the three months ended September 30, 2024 were $43.8 million compared to $34.5 million for the three months ended September 30, 2023. Higher G&A in the third quarter of 2024 was the result of an increase of $11.4 million in cash G&A between periods primarily associated with our overall corporate growth between periods and associated higher G&A headcount, which increased from 179 as of September 30, 2023 to 260 as of September 30, 2024 stemming from the Earthstone Merger. This increase was partially offset by a $2.1 million decrease in stock-based compensation between periods related to less expenses associated with accelerated vestings of equity awards associated with employees terminated in connection with the merger with Colgate Energy Partners III, LLC (the “Colgate Merger”) on September 1, 2022. Refer to Note 6—Stock-Based Compensation for additional information regarding these award accelerations and modifications.
While cash G&A increased between periods, on a per Boe basis, our Cash G&A rate decreased 20% from $1.19 per Boe during the three months ended September 30, 2023 to $0.95 per Boe during the three months ended September 30, 2024 as a result of improved operational execution and realization of cost synergies following the Earthstone Merger.
Merger and integration expense. There was no merger and integration expense incurred during the three months ended September 30, 2024 as integration of the Earthstone Merger was complete. Merger and integration expense incurred during the three months ended September 30, 2023 was $10.4 million. These charges related to the Colgate Merger that closed on September 1, 2022 and consisted of (i) $0.7 million in severance and related benefits associated with employees that were terminated in connection with the Colgate Merger; and (ii) $9.7 million of costs associated with consultancy, legal and accounting fees.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023
Geological and geophysical costs	$5,297	$2,132
Stock-based compensation	569	387
Other expenses	1,096	2,512
Exploration and other expenses	$6,962	$5,031
Exploration and other expenses were $7.0 million for the three months ended September 30, 2024 compared to $5.0 million for the three months ended September 30, 2023. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period increase was primarily related to (i) higher G&G personnel costs in the third quarter of 2024 associated with increased headcount due to the Earthstone Merger; and (ii) higher costs incurred on G&G projects and seismic studies in the third quarter of 2024 compared to the same period in 2023.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023
Credit facility	$4,015	$7,067
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	2,390	5,813
6.875% Senior Notes due 2027	—	6,125
8.00% Senior Notes due 2027	11,000	—
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	12,344	—
7.00% Senior Notes due 2032	17,500	1,847
6.25% Senior Notes due 2033	9,722	—
Amortization of debt issuance costs, discount and premium	1,752	5,580
Interest capitalized	—	(1,657)
Loss on extinguishment of debt	5,110	—
Other interest expense	550	256
Total	$79,934	$40,582
Interest expense increased $39.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to (i) $23.3 million in additional interest costs on the senior notes we assumed in the Earthstone Merger; (ii) $15.7 million in higher interest incurred on our 2032 Senior Notes that were issued in September 2023 and December 2023; and (iii) $9.7 million in interest incurred on our 2033 Senior Notes that were issued in July 2024. These increases were partially offset by (i) the redemption of our 2027 6.875% Senior Notes in April 2024 and the redemption of our 2026 7.75% Senior Notes in August 2024 that resulted in $4.4 million less interest incurred period over period, inclusive of the loss on extinguishment associated with their extinguishment (refer to Note 4—Long-Term Debt for additional information regarding the senior note redemptions); and (ii) $3.2 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding, which were $92.0 million versus $317.3 million for the three months of 2024 and 2023, respectively.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.

The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$25,431	$9,891
Non-cash mark-to-market derivative gain (loss)	213,102	(161,672)
Total	$238,533	$(151,781)
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2024	2023
Income before income taxes	$562,995	$114,583
Income tax expense	(106,468)	(16,254)
Our provisions for income taxes for the three months ended September 30, 2024 and 2023 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the three months ended September 30, 2024, we generated pre-tax net income of $563.0 million and recorded income tax expense of $106.5 million. During the three months ended September 30, 2023, we generated pre-tax net income of $114.6 million and recorded income tax expense of $16.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$3,265,303	$1,734,057	$1,531,246	88%
Natural gas sales(1)	(21,351)	94,123	(115,474)	(123)%
NGL sales(2)	460,701	170,027	290,674	171%
Oil and gas sales	$3,704,653	$1,998,207	$1,706,446	85%

Average sales prices:
Oil (per Bbl)	$76.80	$75.42	$1.38	2%
Effect of derivative settlements on average price (per Bbl)	(0.37)	2.51	(2.88)	(115)%
Oil including the effect of hedging (per Bbl)	$76.43	$77.93	$(1.50)	(2)%

Average NYMEX WTI price for oil (per Bbl)	$77.54	$77.39	$0.15	—%
Oil differential from NYMEX	(0.74)	(1.97)	1.23	62%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$0.33	$1.66	$(1.33)	(80)%
Effect of derivative settlements on average price (per Mcf)	0.34	0.41	(0.07)	(17)%
Natural gas including the effects of hedging (per Mcf)	$0.67	$2.07	$(1.40)	(68)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.18	$2.46	$(0.28)	(11)%
Natural gas differential from NYMEX	(1.85)	(0.80)	(1.05)	(131)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$23.63	$23.69	$(0.06)	—%

Net production:
Oil (MBbls)	42,519	22,994	19,525	85%
Natural gas (MMcf)	162,522	75,134	87,388	116%
NGL (MBbls)	22,229	9,241	12,988	141%
Total (MBoe)(3)	91,835	44,758	47,077	105%

Average daily net production:
Oil (Bbls/d)	155,180	84,225	70,955	84%
Natural gas (Mcf/d)	593,144	275,215	317,929	116%
NGLs (Bbls/d)	81,129	33,852	47,277	140%
Total (Boe/d)(3)	335,166	163,946	171,220	104%

(1)    Natural gas sales for the nine months ended September 30, 2024 include $75.1 million of GP&T that are reflected as a reduction to natural gas sales and $30.7 million for the nine months ended September 30, 2023. Natural gas average sales price, however, excludes $0.46 per Mcf of such GP&T charges for the nine months ended September 30, 2024 and $0.41 for the nine months ended September 30, 2023.
(2)    NGL sales for the nine months ended September 30, 2024 include $64.7 million of GP&T that are reflected as a reduction to NGL sales and $48.9 million for the nine months ended September 30, 2023. NGL average sales price, however, excludes $2.90 per Bbl of such GP&T charges for the nine months ended September 30, 2024 and $5.29 for the nine months ended September 30, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the nine months ended September 30, 2024 were $1.7 billion, or 85%, higher than total net revenues for the nine months ended September 30, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 85%, 116%, and 141%, respectively, between periods. The increase in oil production resulted from additional production added from wells acquired in the Earthstone Merger and from placing additional wells online since the third quarter of 2023. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 116% and 141%, respective increases in gas and NGL volumes between periods. The higher increase in gas and NGL volumes between periods as compared to the 85% increase in oil volumes was due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023. NGL volumes were further positively impacted by processors of our raw gas operating in higher ethane-recovery during the first nine months of 2024 as compared to the same 2023 period, which resulted in a higher percentage of NGLs being recovered from our wet gas stream between periods.
Total net revenues increases were also driven by higher average realized sales prices of oil, which increased 2% in the first nine months of 2024 compared to the same 2023 period. The 2% increase in the average realized oil price was mainly the result of improved oil differentials between periods.
These increases were partially offset by decreases in the average realized sales prices for natural gas which decreased 80% in the first nine months of 2024 compared to the same 2023 period. This decrease was mainly due to wider gas differentials realized on our gas sales, which are primarily sold at Waha where the market price averaged negative $0.15 per MMBtu during the first nine months of 2024 compared to $1.56 for the first nine months of 2023 due to location specific market constraints as discussed under the “Market Conditions” section above.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$501,597	$243,333	$258,264	106%
Severance and ad valorem taxes	280,784	156,378	124,406	80%
Gathering, processing and transportation expenses	133,020	57,966	75,054	129%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.46	$5.44	$0.02	—%
Severance and ad valorem taxes (% of revenue)	7.6%	7.8%	(0.2)%	(3)%
Gathering, processing and transportation expenses (per Boe)	$1.45	$1.30	$0.15	12%
Lease Operating Expenses. LOE per Boe was $5.46 for the nine months ended September 30, 2024, which was consistent with our per Boe rate of $5.44 for the nine months ended September 30, 2023. On a nominal basis, LOE for the nine months ended September 30, 2024 increased $258.3 million compared to the nine months ended September 30, 2023 and was related to our significantly higher well count between periods primarily due to (i) wells acquired in the Earthstone Merger on November 1, 2023; and (ii) additional wells placed on production since September 30, 2023.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2024 increased $124.4 million compared to the nine months ended September 30, 2023. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2024 increased $109.3 million compared to the same 2023 period primarily due to higher total operating revenues between periods. Ad valorem taxes between periods also increased by $15.1 million, mainly due to additional expense incurred on the proved developed properties acquired in the Earthstone Merger.

Gathering, Processing and Transportation Expenses. GP&T for the nine months ended September 30, 2024 increased $75.1 million compared to the nine months ended September 30, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased on a per Boe basis from $1.30 for the first nine months of 2023 to $1.45 for the first nine months of 2024. This increase in rate was mainly attributable to a higher portion of our GP&T costs being recognized as expense as compared to a reduction to our gas and NGL revenues between periods primarily related to processing contracts assumed as part of the Earthstone Merger.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$1,290,210	$640,149
Depreciation, depletion and amortization per Boe	$14.05	$14.30
For the nine months ended September 30, 2024, DD&A expense amounted to $1.3 billion, an increase of $650.1 million over the same 2023 period. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $673.3 million during the first nine months of 2024, while slightly lower DD&A rates between periods decreased DD&A expense by $23.2 million for the nine months ended September 30, 2024.
DD&A per BOE was $14.05 for the nine months ended September 30, 2024 as compared to $14.30 for the same period in 2023, a 2% decline between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash general and administrative expenses	$84,791	$55,347
Stock-based compensation expense	45,094	67,382
General and administrative expenses	$129,885	$122,729
Cash general and administrative expenses per Boe	$0.92	$1.24
G&A expenses for the nine months ended September 30, 2024 were $129.9 million compared to $122.7 million for the nine months ended September 30, 2023. Higher G&A for the first nine months of 2024 was the result of an increase of $29.4 million in cash G&A between periods primarily associated with our overall corporate growth between periods and associated higher G&A headcount, which increased from 179 as of September 30, 2023 to 260 as of September 30, 2024 stemming primarily from the Earthstone Merger. This increase was partially offset by a $22.3 million decrease in total stock-based compensation expense between periods related to less expenses associated with accelerated vestings of equity awards primarily for employees terminated in connection with the Colgate Merger on September 1, 2022. Refer to Note 6—Stock-Based Compensation for additional information regarding these award accelerations and modifications.
While cash G&A increased between periods, on a per Boe basis our Cash G&A rate decreased 26% from $1.24 per Boe during the nine months ended September 30, 2023 to $0.92 per Boe during the nine months ended of 2024 as a result of improved operational execution and realization of cost synergies following the Earthstone Merger.
Merger and integration expense. Merger and integration expense for the nine months ended September 30, 2024 was $18.1 million. These charges incurred during the 2024 period mainly related to the Earthstone Merger that closed on November 1, 2023 and consisted of (i) $13.2 million in severance and related benefits incurred for employees that were terminated in connection with our corporate mergers; and (ii) $4.9 million in charges associated with software integration, consultancy and other professional fees.
Merger and integration expense incurred during the nine months ended September 30, 2023 was $28.1 million. These charges related to the Colgate Merger that closed on September 1, 2022 and consisted of (i) $14.5 million in severance and related benefits associated with employees that were terminated in connection with the Colgate Merger; and (ii) $13.6 million of costs associated with consultancy, legal and accounting fees.

Exploration and Other Expenses. The following table summarizes our exploration and other expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Geological and geophysical costs	$11,488	$8,204
Stock-based compensation	1,619	2,203
Other expenses	11,321	4,261
Exploration and other expenses	$24,428	$14,668
Exploration and other expenses were $24.4 million for the nine months ended September 30, 2024 compared to $14.7 million for the same prior year period. Exploration and other expenses mainly consist of topographical studies, G&G projects, salaries and expenses of G&G personnel and includes other operating costs. The period over period increase was primarily related to (i) an estimated net contingency loss of $7.6 million recorded during 2024 associated with charges that have been in legal dispute and stemmed from a severe winter storm impacting the Permian Basin in February 2021 (refer to Note 12—Commitments and Contingencies for additional information regarding the contingency loss); and (ii) higher G&G personnel costs associated with increased headcount.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Credit facility	$13,657	$23,226
5.375% Senior Notes due 2026	11,667	11,667
7.75% Senior Notes due 2026	14,016	17,439
6.875% Senior Notes due 2027	6,397	18,375
8.00% Senior Notes due 2027	33,000	—
3.25% Convertible Senior Notes due 2028	4,143	4,143
5.875% Senior Notes due 2029	30,843	30,843
9.875% Senior Notes due 2031	37,032	—
7.00% Senior Notes due 2032	52,500	1,847
6.25% Senior Notes due 2033	9,722	—
Amortization of debt issuance costs, discount and premium	4,752	11,858
Interest capitalized	—	(5,774)
Loss on extinguishment of debt	8,585	—
Other interest expense	1,659	561
Total	$227,973	$114,185
Interest expense was $113.8 million higher for the nine months ended September 30, 2024 compared to the same 2023 period mainly due to (i) $70.0 million in additional interest costs on the senior notes we assumed in the Earthstone Merger; (ii) $50.7 million in higher interest incurred on our 2032 Senior Notes that were issued in September 2023 and December 2023; and (iii) $9.7 million in interest incurred on our 2033 Senior Notes that were issued in July 2024. These increases were partially offset by (i) $9.6 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding, which were $136.4 million versus $380.5 million for the first nine months of 2024 and 2023, respectively; and (ii) the redemption of our 2027 6.875% Senior Notes in April 2024 and the redemption of our 2026 7.75% Senior Notes in August 2024 that resulted in $6.8 million less interest incurred period over period, inclusive of the loss on extinguishment associated with their redemptions (refer to Note 4—Long-Term Debt for additional information regarding the senior note redemptions).

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$40,340	$88,905
Non-cash mark-to-market derivative gain (loss)	91,362	(165,573)
Total	$131,702	$(76,668)
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Income before income taxes	$1,232,727	$544,140
Income tax expense	(237,697)	(77,056)
Our provisions for income taxes for the first nine months of 2024 and 2023 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the nine months ended September 30, 2024 we generated pre-tax net income of $1.2 billion and recorded income tax expense of $237.7 million. During the nine months ended September 30, 2023, we generated pre-tax net income of $544.1 million and recorded income tax expense of $77.1 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. Our total cash capital expenditures incurred for development during the nine months ended September 30, 2024 were $1.6 billion. We expect our total drilling, completion and facilities cash capital expenditures budget for 2024 to be between $1.9 billion to $2.1 billion. We funded our capital expenditures for the nine months ended September 30, 2024 entirely from cash flows from operations, and we expect to fund the remainder of our 2024 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
During the third quarter of 2024, we completed an underwritten public offering of 26.5 million shares of our Class A Common Stock resulting in net cash proceeds of $402.2 million after underwriting discounts and commissions. Additionally, we issued $1.0 billion of 6.25% senior notes due 2033 in a 144A private placement at par. We used the net proceeds from these offerings to (i) fund the tender offer and remaining redemption of our $300 million 7.75% senior notes due 2026; (ii) fund the $743.5 million purchase price of the Bolt-On Acquisition; and (iii) repay borrowings outstanding under our credit facility.
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
We plan to return capital to shareholders through a combination of a quarterly base dividend plus a variable return program, including variable dividends, share repurchases or a combination of both. During the nine months ended September 30, 2024, we declared and paid quarterly base dividends totaling $0.17 per share of Class A Common Stock and distributions totaling $0.17 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). In addition, during the first three quarters of 2024, we declared and paid variable dividends totaling $0.39 per share of Class A Common Stock and distributions totaling $0.39 per share of Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $440.3 million for the nine months ended September 30, 2024. Additionally, we repurchased 3.8 million shares of Class C Common Stock for $61.0 million under our stock repurchase program during the nine months ended September 30, 2024.
    On September 3, 2024, our Board of Directors approved a new stock repurchase program to allow for share repurchases of up to $1 billion on an indefinite basis, replacing our existing $500 million stock repurchase program. The stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.

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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$2,540,390	$1,367,505
Net cash used in investing activities	(2,563,819)	(1,095,187)
Net cash used in financing activities	222,196	(129,973)
For the nine months ended September 30, 2024, we generated $2.5 billion of cash from operating activities, an increase of $1.2 billion from the same period in 2023. Cash provided by operating activities increased primarily due to higher production volumes and higher realized price of oil as well as the timing of our collections on our receivables for the nine months ended September 30, 2024 as compared to the same 2023 period. These increasing factors were partially offset by higher lease operating expenses, severance and ad valorem taxes, GP&T and cash G&A and lower realized prices for gas during the nine months ended September 30, 2024 as compared to the same 2023 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the nine months ended September 30, 2024, cash flows from operating activities, proceeds from the issuance of our 2033 Senior Notes and proceeds from an underwritten public offering of 26.5 million Class A shares were used to (i) fund $1.6 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $1.0 billion; (iii) redeem $656.4 million of our senior notes; (iv) pay $440.3 million in dividends and cash distributions to our shareholders and holders of our Common Units; and (v) repurchase $61.0 million of our common stock.
During the nine months ended September 30, 2023, cash flows from operating activities, cash on hand, proceeds from the issuance of our 2032 Senior Notes and sales proceeds from divestitures together with contingent consideration of $119.2 million from the sale of oil and natural gas properties were used to (i) fund $1.1 billion of drilling and development cash expenditures; (ii) repay net borrowings of $385 million under our Credit Agreement; (iii) pay $143.1 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iv) fund acquisitions of oil and gas properties of $116.9 million; (v) repurchase $57.3 million of our common stock; and (vi) purchase an office building in Midland, Texas for $27.5 million.
Credit Agreement
OpCo, our consolidated subsidiary, has a five-year secured revolving Credit Agreement with a syndicate of banks maturing in February 2027 that, as of September 30, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of September 30, 2024, we had $0.0 million in borrowings outstanding and $2.5 billion in available borrowing capacity, which was net of $2.5 million in letters of credit outstanding.
In connection with the 2024 spring borrowing base redetermination, we entered into the Seventh Amendment to the Credit Agreement, which, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion. The elected commitments and borrowing base were reaffirmed during the fall 2024 borrowing base redetermination that also resulted in us entering into the eighth amendment to our Credit Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, also extended the maturity date from February 2027 to February 2028 and adjusted the applicable margin calculation to a pricing grid based upon borrowing base utilization.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2024 and through the filing of this

Quarterly Report. For further information on the Credit Agreement, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
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
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report. As of September 30, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A Common Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
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
Senior Notes
On August 5, 2024, OpCo issued at par $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement that resulted in net proceeds of $986.4 million, after deducting $13.6 million debt issuance costs.
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
On September 1, 2022, in connection with the Colgate Merger, OpCo entered into supplemental indentures whereby all of Colgate’s outstanding senior notes were assumed at the Colgate Merger closing date and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $300 million of 7.75% senior notes due 2026 (the “2026 7.75% Senior Notes”) and $700 million of 5.875% senior notes due 2029 (the “2029 Senior Notes”). We recorded the acquired senior notes at their fair value as of the Colgate Merger closing, which were equal to 100% of par for the 2026 7.75% Senior Notes and 92.96% of par (a $49.3 million debt discount) for the 2029 Senior Notes. In August 2024, we redeemed $299.6 million of our outstanding 2026 7.75% Senior Notes through a cash tender offer and we irrevocably elected to redeem the remaining amount of the 2026 7.75% Senior Notes outstanding pursuant to the terms of the indenture governing the 2026 7.75% Senior Notes.

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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2024 and through the filing of this Quarterly Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2023, there have not been any significant, non-routine changes in our contractual obligations other than (i) the NGL delivery commitment assumed and multi-year energy purchase agreement entered into as discussed in Note 12—Commitments and Contingencies under Part I, Item I of this Quarterly Report; and (ii) the drilling rig contracts entered into as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2023 Annual Report.
New Accounting Pronouncements
There were no significant new accounting standards adopted or new accounting pronouncements that would have potential effects on us or our financial statements as of September 30, 2024.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2024, our oil and gas sales for the nine months ended September 30, 2024 would have moved up or down $326.5 million for each 10% change in oil prices per Bbl, $2.1 million for each 10% change in natural gas prices per Mcf, and $46.1 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2024 and additional contracts entered into through October 31, 2024. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of September 30, 2024.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	October 2024 - December 2024	3,772,000	41,000	$75.08
	January 2025 - March 2025	3,870,000	43,000	75.15
	April 2025 - June 2025	3,913,000	43,000	73.85
	July 2025 - September 2025	3,956,000	43,000	72.65
	October 2025 - December 2025	3,956,000	43,000	71.62
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Collar Price Ranges ($/Bbl)(2)
Crude oil collars	October 2024 - December 2024	184,000	2,000	$60.00	-	$76.01

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Put Price ($/Bbl)(3)	Deferred Premium ($/Bbl)(3)
Deferred premium puts	October 2024 - December 2024	230,000	2,500	$65.00	$4.96

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(4)
Crude oil basis differential swaps	October 2024 - December 2024	4,186,000	45,500	$0.97
	January 2025 - March 2025	3,870,000	43,000	1.11
	April 2025 - June 2025	3,913,000	43,000	1.11
	July 2025 - September 2025	3,956,000	43,000	1.11
	October 2025 - December 2025	3,956,000	43,000	1.11
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(5)
Crude oil roll differential swaps	October 2024 - December 2024	4,186,000	45,500	$0.55
	January 2025 - March 2025	3,870,000	43,000	0.42
	April 2025 - June 2025	3,913,000	43,000	0.42
	July 2025 - September 2025	3,956,000	43,000	0.42
	October 2025 - December 2025	3,956,000	43,000	0.42
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	October 2024 - December 2024	5,933,899	64,499	$3.86
	January 2025 - March 2025	3,600,000	40,000	4.32
	April 2025 - June 2025	3,640,000	40,000	3.65
	July 2025 - September 2025	3,680,000	40,000	3.83
	October 2025 - December 2025	3,680,000	40,000	4.20
	January 2026 - March 2026	990,000	11,000	4.18
	April 2026 - June 2026	1,001,000	11,000	3.48
	July 2026 - September 2026	1,012,000	11,000	3.80
	October 2026 - December 2026	1,012,000	11,000	4.21

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	October 2024 - December 2024	11,040,000	120,000	$(0.98)
	January 2025 - March 2025	3,600,000	40,000	(0.74)
	April 2025 - June 2025	3,640,000	40,000	(0.74)
	July 2025 - September 2025	3,680,000	40,000	(0.74)
	October 2025 - December 2025	3,680,000	40,000	(0.74)
	January 2026 - March 2026	990,000	11,000	(0.61)
	April 2026 - June 2026	1,001,000	11,000	(1.67)
	July 2026 - September 2026	1,012,000	11,000	(1.17)
	October 2026 - December 2026	1,012,000	11,000	(1.02)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Collar Price Ranges ($/MMBtu)(3)
Natural gas collars	October 2024 - December 2024	5,106,101	55,501	$2.75	-	$5.29

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
Changes in the fair value of derivative contracts from December 31, 2023 to September 30, 2024, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2023	$93,573
Commodity hedge contract settlement payments, net of any receipts	(40,340)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	131,702
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2024	$184,935

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2024 would cause a $175.9 million increase or $176.4 million decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of September 30, 2024 would cause a $4.5 million increase or $4.6 million decrease, respectively, in this same fair value position.

Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of September 30, 2024, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The long-term debt balance of $4.2 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 12—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
Environmental. Due to the nature of the oil and gas industry, we are exposed to environmental risks. We have various policies and procedures to minimize and mitigate the risks from environmental contamination and we conduct periodic reviews to identify changes in our environmental risk profile. Liabilities are recorded when environmental damages resulting from events are probable and the costs can be reasonably estimated. Item 103 of Regulation S-K promulgated under the Exchange Act requires disclosure regarding certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Pursuant to such item, we have elected to use a $1 million threshold for purposes of determining whether disclosure of any such proceedings is required. We believe proceedings under this threshold are not material to our business and financial condition. We are not aware of any material environmental claims existing as of September 30, 2024 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
During the three months ended September 30, 2024, our Board of Director authorized a new share repurchase program of $1 billion of the Company’s outstanding Common Stock (“New Repurchase Program”), replacing the existing $500 million stock repurchase program. The New Repurchase Program is approved to run on an indefinite basis and can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding.
During the three months ended September 30, 2024, we did not purchase any Common Stock in the open market under our stock repurchase program.

Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
4.1
Indenture, dated as of August 5, 2024, among Permian Resources Operating, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024.

10.1#
Form of Amended and Restated Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

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

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	November 7, 2024