Form 10-K
period 2024-12-31
Permian Resources Corp
filed 2025-02-26
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,949,142,920 based on the closing price of the shares of common stock on that date. While shares of Class C Common Stock are not listed for public trading, they are exchangeable for shares of Class A Common Stock at any time on a share-for-share basis, and the calculation of aggregate market value assumes all outstanding shares of Class C Common Stock were exchanged for Class A Common Stock as of June 28, 2024.
As of February 21, 2025, there were 703,899,117 shares of Class A Common Stock, par value $0.0001 per share, outstanding and 99,599,640 shares of Class C Common Stock , par value $0.0001 per share, outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2024.

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
•security threats, including evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•the other risks described in this Annual Report.
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
Should one or more of the risks or uncertainties described in this Annual Report occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
•Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to recycle or dispose of the produced water we produce in an economical and environmentally safe manner.
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
•We are heavily dependent on our information technology systems and other digital technologies.
•The loss of senior management or technical personnel could adversely affect operations.

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
•Conservation measures, technological advances and any negative shift in market perception toward the oil and natural gas industry could reduce demand for oil and natural gas.
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

Risks Related to Our Common Stock and Capital Structure
•Our cash flow is dependent upon the ability of our operating subsidiaries to make cash distributions to us, the amount of which will depend on various factors.
•If we experience any material weakness or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the value of our Class A Common Stock.
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
Our principal business objective is to deliver leading shareholder returns by leveraging our high-quality asset base and technical expertise to sustainably and responsibly develop our oil and natural gas resources to meet the world’s need for affordable, abundant energy. We intend to drive disciplined production growth through capital-efficient development of our assets with the overall objective of improving our rates of return, generating sustainable free cash flow, maintaining a strong and flexible balance sheet and maximizing returns to our shareholders. We also look for opportunities to optimize our portfolio of high-return, long-life inventory through accretive acquisitions that meet our strategic and financial objectives.
Significant Business Combinations
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
Refer to Note 2—Business Combinations under Part II, Item 8 of this Annual Report for further information regarding these mergers.
Description of Our Properties
Our assets are primarily concentrated in the core of the Permian Basin and consist of large, contiguous acreage blocks in West Texas and New Mexico. As of December 31, 2024, we have approximately 450,000 net leasehold acres and approximately 88,000 net royalty acres. Approximately 71% of our total acreage is located in Texas and the remaining 29% is located in New Mexico.

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
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows for the periods indicated:

	December 31, 2024	December 31, 2023	December 31, 2022
Proved developed reserves:
Oil (MBbls)	312,641	271,328	156,941
Natural gas (MMcf)	1,422,468	1,441,914	652,270
NGL (MBbls)	196,775	192,368	74,940
Total proved developed reserves (MBoe)(1)	746,494	704,015	340,593
Proved undeveloped reserves:
Oil (MBbls)	146,540	122,008	130,091
Natural gas (MMcf)	434,283	324,176	381,301
NGL (MBbls)	61,543	45,046	47,911
Total proved undeveloped reserves (MBoe)(1)	280,463	221,083	241,553
Total proved reserves:
Oil (MBbls)	459,181	393,336	287,032
Natural gas (MMcf)	1,856,751	1,766,090	1,033,571
NGL (MBbls)	258,318	237,414	122,851
Total proved reserves (MBoe)(1)	1,026,957	925,098	582,146

Proved developed reserves %	73%	76%	59%
Proved undeveloped reserves %	27%	24%	41%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$9,342.3	$9,526.2	$9,425.6
Discounted future income tax expense	1,488.1	1,581.5	2,289.1
Total proved pre-tax PV 10%(2)	$10,830.4	$11,107.7	$11,714.7

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

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves increased by 59.4 MMBoe on a net basis from December 31, 2023 to December 31, 2024, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

(MBoe)	2024
Proved undeveloped reserves at January 1, 2024	221,083
Transfers to proved developed reserves	(57,704)
Revisions to previous estimates	(31,751)
Extensions and discoveries	121,765
Purchase of reserves in place	29,126
Divestitures of reserves in place	(2,056)
Proved undeveloped reserves at December 31, 2024	280,463
The increase in proved undeveloped reserves during 2024 was primarily attributable to adding 121.8 MMBoe of PUD reserves through extensions and discoveries stemming from our continuous drilling program, which added new locations primarily in the various Bone Spring and Wolfcamp formations on our acreage position in the Permian Basin. Additionally, we added 29.1 MMBoe of PUD reserves from properties acquired during the year; refer to Note 2—Business Combinations and Note 3—Acquisitions and Divestitures under Part II, Item 8 of this Annual Report for further details on these acquisitions. These positive additions were partially offset by converting 57.7 MMBoe of PUD reserves to proved developed reserves during 2024, for which we spent $599.8 million in capital expenditures. Additionally, PUD reserves were reduced during the year by a net amount of 31.8 MMBoe from revisions to previous estimates mainly related to (i) 29.6 MMBoe of PUD locations that were reclassified to unproved reserves or removed due to changes made to our development plan, and (ii) 2.7 MMBoe of reduced PUD reserves from lower average commodity prices for the year ended 2024. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 26% in 2024.
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
Controls over Reserve Estimation
We maintain adequate and effective internal controls over the reserve estimation process and the underlying data which the reserve estimates are based upon. Our reserves estimation process is coordinated by our internal reserves department, which consists of qualified petroleum engineers and is overseen by our Senior Reserves Engineer. Reserve information, including models and other technical data, are stored on a secured database on our network. Certain non-technical inputs used in the reserves estimation process such as ownership interest percentages, oil and natural gas production, commodity prices, price differentials, operating and development costs and plug and abandonment estimates are obtained by other departments. Annually, our internal reserves department prepares a preliminary reserve database and meets with NSAI to discuss the assumptions and methods to be used in the year-end proved reserve estimation process and to review field performance and our future development plans. Following this review, the reserve database and supporting data is furnished to NSAI for their independent estimates and final report.
Qualifications of Responsible Technical Persons
Our Senior Reserves Engineer, Scott Reed, is responsible for overseeing the preparation of the reserves estimates. Mr. Reed has held this position at Permian Resources since May 2023 and has over 20 years of relevant experience in reservoir engineering and reserve estimation. He holds a Bachelor of Science degree in petroleum engineering from Texas A&M University.
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
Production
The following table sets forth information regarding net production of oil, natural gas and NGLs, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Net production:
Oil (MBbls)	58,276	35,560	18,235
Natural gas (MMcf)	220,900	119,182	59,692
NGL (MBbls)	30,636	15,569	6,750
Total (MBoe)(1)	125,730	70,992	34,934
Average sales price (excluding effect of hedges):
Oil (per Bbl)	$74.87	$75.84	$88.95
Natural gas price excluding the effects of GP&T (per Mcf)(2)	0.47	1.60	4.86
NGL price excluding the effects of GP&T (per Bbl)(3)	23.75	22.83	35.97
Total per Boe(1)	$41.32	$45.68	$61.69
Operating costs per Boe:
Lease operating expenses	$5.45	$5.26	$4.92
Severance and ad valorem taxes	3.00	3.39	4.46
Gathering, processing and transportation expenses	1.46	1.26	2.80

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Natural gas average sales price excludes $0.47 per Mcf of gathering, processing and transportation (“GP&T”) costs for the year ended December 31, 2024, $0.41 for the year ended December 31, 2023 and $0.22 for the year ended December 31, 2022.
(3)    NGL average sales price excludes $2.94 per Bbl of GP&T charges for the year ended December 31, 2024, $4.71 per Bbl for the year ended December 31, 2023 and $1.56 for the year ended December 31, 2022.
Productive Wells
As of December 31, 2024, we owned an approximate 85% average working interest in 3,113 gross (2,651 net) operated productive wells and an approximate 11% average working interest in 1,136 gross (127 net) non-operated productive wells. Our wells are primarily oil wells (3,685 gross, 2,444 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage
The following table sets forth information as of December 31, 2024 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

Developed Acreage		Undeveloped Acreage		Total Acreage
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
457,091	359,087	152,573	94,627	609,664	453,714

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
The following table sets forth the gross and net undeveloped acreage, as of December 31, 2024, that will expire over the next five years unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements.

2025		2026		2027		2028		2029
Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
4,968	2,392	9,680	3,774	5,139	1,175	54	45	186	29
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

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	275	205.7	183	150.2	95	84.9
Dry(1)	—	—	2	1.8	3	2.8
	275	205.7	185	152.0	98	87.7
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
Total	275	205.7	185	152.0	98	87.7

(1)    The developmental dry hole category includes wells that were unsuccessful due to mechanical issues that occurred during drilling.
As of December 31, 2024, we had 103 gross (80.6 net) operated wells in the process of drilling or completion.

Delivery Commitments
The table below summarizes our long-term firm sales agreements, which provides for gross firm sales over the contractual term:

	NGL Volume Commitments(1)
Period	Total (Bbls)	Daily (Bbls/d)
2025	3,285,000	9,000
2026	3,285,000	9,000
2027	3,285,000	9,000
2028	819,000	9,000
Total	10,674,000

	Natural Gas Volume Commitments(1)
Period	Total (Mcf)	Daily (Mcf/d)
2025	29,200,000	80,000
2026	29,200,000	80,000
2027	27,375,000	75,000
2028	7,290,000	20,000
2029	1,825,000	5,000
Thereafter(2)	3,650,000	5,000
Total	98,540,000

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
(2)     These agreements have a contractual term through December 31, 2031.
These committed volumes are subject to under-delivery fees that would result in a financial obligation equal to a specified rate, subject to certain inflation factors. Additionally, we have a firm crude oil sales agreement that provides for firm gross sales of 29,000 Bbls/d that is based upon prevailing market prices of ICE Brent and contractual differentials that ends on May 31, 2025. The total oil volumes committed under this agreement are subject to financial ship-or-pay penalties if such physical delivery commitments are not met. We currently expect our future production will satisfy all minimum volume commitments under these agreements.
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

We normally sell production to a relatively small number of customers, as is customary in our business. The table below summarizes the purchasers that accounted for 10% or more of our total net revenues for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Shell Trading (US) Company	31%	20%	21%
Enterprise Crude Oil, LLC	19%	30%	18%
BP America	11%	20%	34%
During these periods, no other purchaser accounted for 10% or more of our net revenues. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term. However, since crude oil and natural gas are fungible products with well-established markets and numerous purchasers that are based on current demand for oil and natural gas, we believe that the loss of any major purchaser would not have a material adverse effect on our financial condition or results of operations.
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
We believe we are in substantial compliance with currently applicable laws and regulations and that continued substantial compliance with existing requirements will not have a material adverse effect on our financial position, cash flows or results of operations. However, current regulatory requirements may change, currently unforeseen environmental, health or safety incidents may occur or past non-compliance with environmental, health and safety laws or regulations may be discovered. In addition, governmental, scientific, and public concern over the threat of climate change arising from increasing global greenhouse gas (“GHG”) emissions has resulted in higher political and regulatory risks in the United States. The Biden administration initiated multiple actions and rulemakings to address climate change which focused on, among other things, improving energy efficiency, decarbonizing energy sources via electricity, hydrogen, and sustainable biofuels, restricting exploration and production activities on federal lands and reducing non-carbon dioxide GHG emissions, such as methane and nitrous oxide, all of which may impact the costs to produce, or the demand for, oil and natural gas. The Trump administration has announced an intention to reverse or remove support for many of these initiatives, though the extent to which, and the timeline for doing so, cannot be predicted at this time. Further, there is uncertainty as to what actions Congress will take with respect to the prior administration’s activities in this area.
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
The federal Energy Policy Act of 2005 (the “EP Act of 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provided FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. Such maximum civil penalty authority under the NGA and NGPA has been increased to adjust for inflation. On January 14, 2025, FERC’s final rule became effective and it may now assess civil penalties under the NGA and NGPA of $1,584,648 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670, a rule implementing the anti-market manipulation provision of the EP Act of 2005, and subsequently denied rehearing. The rules make it unlawful, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.
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
The following is a summary of the more significant existing and proposed environmental and occupational safety and health laws and regulations, as amended from time to time, to which our business operations are or may be subject, and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.
Hazardous Substances and Handling Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous solid wastes. Pursuant to rules issued by the EPA, states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil, natural gas and NGLs, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes currently classified as nonhazardous solid wastes could be re-classified as hazardous wastes in the future, as RCRA requires the EPA to periodically review (and revise if necessary) such determinations. In 2019, pursuant to a 2016 consent decree entered into with environmental groups, the EPA completed a review of its RCRA requirements for the management of certain oil and natural gas wastes and concluded no federal regulatory revisions were necessary. However, any contrary conclusion resulting from future reviews could result in an increase in our, as well as the oil, natural gas and NGL exploration and production industry’s, costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position. In addition, in the course of our operations, we may generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils that may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.
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

Water Discharges
The Clean Water Act (the “CWA”) and comparable state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills, leaks of hazardous substances and placement of dredge and fill material into state waters and waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure plan requirements imposed under the CWA require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with discharge permits or other CWA requirements and analogous state laws and regulations.
There continues to be uncertainty as to the federal government’s jurisdictional reach under the CWA, including with respect to wetlands. The EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama, Trump and Biden administrations have pursued multiple rulemakings since 2015 in attempt of determining the scope of such reach. Following legal actions, implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Texas, resulting in implementation of the pre-2015 rule adjusted to take into account jurisdictional limitations decided by the Supreme Court in Sackett v. EPA. The other 23 states, including New Mexico, are subject to a WOTUS-defining rule published in September 2023. Additionally, the Trump administration may pursue a new rulemaking to further revise or clarify the extent of federal jurisdiction under the CWA, though the substance and timing of such action cannot be predicted. As such, uncertainty remains with respect to future implementation of the rule and the outcome of the pending litigation. Many of our customers and service providers rely on permits obtained under the CWA for their oil and gas pipeline projects, the most common of which is Nationwide Permit 12 (“NWP 12”). NWP 12 is, from time to time, renewed or modified by the Corps, whose actions in turn may be subject to litigation. To the extent any action expands the scope of the CWA in areas where we or our suppliers, customers or service providers operate or imposes new or enhanced permitting requirements, our operations could be adversely impacted by increased compliance costs and energy infrastructure project delays or cancellations.
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
Subsurface Injections
In the course of our operations, we produce water in addition to natural gas, crude oil and NGLs. Produced water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near below-ground disposal wells used for the injection of natural gas- and oil-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. For example, New Mexico implemented protocols requiring operators to take various actions with respect to salt-water disposal wells within a specified proximity of recent seismic activity, including a requirement to limit injection rates if the seismic event in question reached a certain magnitude. The Railroad Commission of Texas (“TRRC”) issued a notice to operators in the Midland area to reduce daily injection volumes following multiple earthquakes above a 3.5 magnitude over an 18-month period. The notice also required disposal well operators to provide injection data to TRRC staff to further analyze seismicity in the area. As of May 1, 2023, operators in the Midland area began to implement the Operator Response Plan for the Gardendale Seismic Response Area (“SRA”), revised August 18, 2023, to prevent the occurrence of seismic events at or above magnitude 3.5 within the Gardendale SRA. Similar response plans have been developed for other SRAs in Texas. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other fluids may increase our costs or have other adverse impacts on our operations. These seismic events have also led to an increase in tort lawsuits filed against exploration and production companies, as well as the owners of underground injection wells. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil, natural gas and NGL producers, and we do not believe that the costs associated with the disposal of produced water will affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
Air Emissions
The federal Clean Air Act (“CAA”) and comparable state laws restrict the emission of air pollutants from many sources, such as tank batteries, through air emissions standards, construction and operating permitting programs and the imposition of other compliance standards. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of our projects. Recently, there has been increased regulation with respect to air emissions from the oil and natural gas sector. For example, the EPA has promulgated rules under the CAA that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”), and a separate set of requirements to address certain hazardous air pollutants frequently associated with oil and natural gas production and processing activities pursuant to the National Emissions Standards for Hazardous Air Pollutants program. Additionally, in April 2024, the EPA finalized updates that expanded the reporting obligations for certain petroleum and natural gas facilities under its Greenhouse Gas Reporting Program. The EPA has also finalized regulations implementing the first-ever fee on excess methane emissions as authorized by the Inflation Reduction Act of 2022 (“IRA”). As discussed below in Activities on Federal and State Lands, the Bureau of Land Management (“BLM”) also imposes regulations related to emissions from oil and natural gas operations covered by federal leases. These regulatory programs and any new, more stringent emissions regulations could raise our costs of regulatory compliance. Additionally, we cannot predict whether the Trump administration will seek to repeal, modify, or otherwise limit the enforcement of certain IRA provisions or recent EPA regulations that impact our operations.
The EPA finalized updates to NSPS regulations applicable to oil and natural gas sources in December 2023, which, among other things, requires the phase out of routine flaring of natural gas from new oil wells, routine leak monitoring, detection and repair obligations at all well sites and compressor stations, and reductions in emissions via capture and control systems or the use of zero-emission equipment in certain processes. The rule also establishes a “Super Emitter Response Program” that would trigger certain operator investigation and repair requirements in response to an emissions event exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. Notably, the EPA updated the applicability date for Subparts OOOOb and OOOOc to December 6, 2022, meaning that sources constructed prior to that date will be considered existing sources with later compliance dates under state plans. The final rule gives states, along with federal tribes that wish to regulate existing sources, two years to develop and submit their plans for reducing methane from existing sources. The final emissions guidelines under Subpart OOOOc provide three years from the plan submission deadline for existing sources to comply. The regulations are subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. As a result, future implementation of the standards is uncertain at this time. Additionally, it remains to be seen what action, if any, the Trump administration will take with respect to the repeal or revision of these regulations.
The EPA is also required by the CAA to set National Ambient Air Quality Standards (“NAAQS”) for six principle pollutants that are considered harmful to public health. Whether the air quality in a particular region is in “attainment” with the NAAQS for a particular pollutant impacts the stringency of certain air quality controls and restrictions in that area. In 2015, the EPA issued a final rule under the CAA lowering the NAAQS for ground-level ozone from the current standard of 75 parts per billion (“ppb”) for the current 8-hour primary and secondary ozone standards to 70 ppb for both standards. In December 2020, the EPA announced its intention to leave the ground-level ozone NAAQS unchanged at 70 ppb rather than lower them further. However, under the Biden administration, the EPA announced a new review of this standard, which is currently ongoing. If the EPA were to adopt more stringent NAAQS for ground-level ozone, States are expected to implement more stringent permitting and pollution control requirements, which could apply to our operations. More recently, in February 2024, the EPA issued a final rule lowering the primary annual NAAQS for particulate matter 2.5 from 12.0 μg per cubic meter to 9.0 μg per cubic meter. While currently the areas in which we operate are not likely to be redesignated as a result of this change, if the areas in which we operate were, in the future, redesignated as nonattainment areas with respect to any NAAQS, our operations could be subjected to increased regulatory burdens in the form of more stringent emission controls, emission offset requirements and increased permitting delays and costs.
Compliance with one or more of these and other air pollution control and permitting requirements and rules has the potential to delay the development of natural gas, oil and NGL projects and increase our costs of development and production, which costs could be significant.

Regulation of GHG Emissions and Climate Change
In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) preconstruction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions will also be required to meet “best available control technology” standards that will typically be established by state agencies. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from large GHG emission sources in the United States, including certain onshore and offshore natural gas, oil and NGL production sources, which include certain of our operations.
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, no significant legislation has been adopted at the federal level. In the absence of such federal climate legislation, a number of state and regional cap-and-trade programs have emerged that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. Additionally, certain federal laws, such as the IRA, have been enacted to advance climate-related objectives and provided significant financial support for alternative or lower GHG-emitting energy production. The IRA also imposed the first-ever federal fee on GHG emissions via a methane emissions charge, for which the EPA has finalized regulations to implement. These regulations were challenged in the D.C. Circuit during January 2025 by various industry associations. Moreover, as discussed above in Regulation of Air Emissions, the EPA and the BLM have promulgated regulations that restrict the emission of methane. Separately, the SEC finalized a rule that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions, for certain public companies However, implementation of the SEC’s disclosure rule is currently stayed pending the outcome of litigation against it. The Biden administration also introduced a “social cost of carbon metric” to guide federal decision-making and inform cost/benefit analyses. The use and basis for the metric has been contested in several lawsuits and, in January 2025, the Trump administration withdrew the metric and directed the EPA administrator to consider issuing guidance eliminating the metric from any Federal permitting or regulatory decision. More generally, President Trump issued an executive order directing the heads of all federal agencies to identify and begin the processes to suspend, revise, or rescind all agency actions that are unduly burdensome on the identification, development, or use of domestic energy resources. Consequently, future implementation and enforcement of these various GHG-related regulatory programs, including for example, the IRA’s methane emissions charge, remain uncertain at this time. Notwithstanding, the timing of any efforts by the Trump Administration or Congress to reverse, amend, or otherwise modify the applicable rules, regulations and programs is uncertain and any such action may be subject to additional litigation and delay.
The United Nations-sponsored Paris Agreement calls for countries to set their own GHG emissions targets and be transparent about the measures each country will take to achieve its GHG emissions targets; however, it does not impose any binding obligations on its participants. Subsequent annual Conferences of the Parties have resulted in multiple reaffirmations of the Paris Agreement’s goals and other climate-related announcements, including calls for parties to eliminate certain fossil fuel subsidies and pursue reductions in non-carbon dioxide GHG emissions, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, as well as other similar initiatives, though none are legally binding. The United States’ most recent goal under the Paris Agreement was to reduce its net economy-wide GHG emissions by 61 to 66 percent from 2005 levels by 2035 and it co-launched the “Global Methane Pledge,” which aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. While non-binding, agreements arising from any Conference of the Parties could result in increased pressure on politicians, regulators, financial institutions, consumers, and other stakeholders to reduce the use of, impose more stringent limitations on, increase opposition against, or reduce funding for, fossil fuels. In January 2025, President Trump issued an executive order calling for the withdrawal of the United States from the Paris Agreement and ordered the revocation of any related financial commitments thereunder as part of a broader series of executive orders announcing a deregulatory approach with respect to climate change matters. State or local governments may, however, elect to continue to participate in international climate change initiatives and pursue state- or regional-level climate change related regulations.
Although it appears unlikely in the near term that new federal laws or regulations may be adopted or issued to address GHG emissions, any such future laws, regulations or legal requirements imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations, as well as delay or restrict our ability to permit GHG emissions from new or modified sources. In addition, substantial limitations on GHG emissions could adversely affect demand for the natural gas, oil and NGLs we produce and lower the value of our reserves. Finally, it should be noted that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they could have an adverse effect on our exploration and production operations.

Moreover, in New Mexico, the state legislature is considering a bill that would codify New Mexico’s 98% methane capture rule previously adopted in 2022. Under the methane capture rule, oil and gas operators are required to capture 98% of their produced natural gas by December 31, 2026, and routine venting and flaring is prohibited.
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, natural gas and NGLs from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued permitting guidance under the SDWA for certain hydraulic fracturing activities involving the use of diesel fuels and published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.
From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Meanwhile, the regulation of hydraulic fracturing has continued at the state level. Many states, including Texas and New Mexico, have promulgated rules related to the public disclosure of substances used in hydraulic fluid and testing requirements for water wells near drilling sites. Some local governments have also sought to regulate the time, place, and manner of drilling and hydraulic fracturing activities within their jurisdictions, or to ban hydraulic fracturing within their jurisdiction altogether. In the event that new federal or more stringent state or local regulations relating to the hydraulic fracturing process are adopted in areas where we operate, we may incur additional costs to comply with such requirements that may be significant in nature, and we also could become subject to additional permitting requirements and experience added delays or curtailment in the pursuit of our exploration, development, or production activities.
Activities on Federal and State Lands
Oil and natural gas exploration, development and production activities on federal lands, including American Indian lands and lands administered by the BLM, require compliance with detailed federal regulations and orders, including relating to plugging and abandonment, and are frequently subject to permitting delays. Federal oil and gas leasing programs have also been, from time to time, suspended by executive order or subject to collateral litigation. Additionally, the IRA legislated changes to the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements, all of which have been implemented pursuant to a finalized BLM rule. The BLM also finalized a rule in April 2024 to limit venting and flaring from well sites on federal lands and require operators to submit a methane waste minimization plan or self-certification statement committing the operator to capture 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process. Though this rule, which became effective in June 2024, remains paused in Texas (among other states), pending litigation, and the Trump administration has announced an intent to reverse regulations that hinder oil and gas production, it is uncertain what actions the Trump administration may take with respect to this rule, if any.
Operations on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. The NEPA evaluation process has followed regulations issued by the Council on Environmental Quality (“CEQ”) for many years. However, recent court rulings, including a 2024 decision by the D.C. Circuit, have held that CEQ lacks legal authority to issue binding regulations governing the NEPA process. In addition, following an executive order from the Trump administration, CEQ has announced that it is rescinding its NEPA regulations, and as a result, each government agency impacted by NEPA may be required to establish its own processes and procedures.The ultimate outcome of these developments are not yet clear.
Our proposed exploration, development and production activities are expected to include leasing of federal mineral interests, which will require the acquisition of governmental permits or authorizations and the support of infrastructure projects that may be subject to the requirements of NEPA. This process, including any additional requirements or procedures that may be included in the process or litigation over the sufficiency of the process, has the potential to delay or limit, or increase the cost of, the development of natural gas, oil and NGL projects. Individual authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects. Moreover, depending on the mitigation strategies recommended in the Environmental Assessments or Environmental Impact Statements, we could incur added costs, which may be substantial. However, any such adverse regulatory developments are expected to have no more than a minimal impact on our results, given our limited exposure of leases on federal lands.

ESA and Migratory Birds
The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). We may conduct operations on oil and natural gas leases in areas where certain species that are listed as threatened or endangered are known to exist, including the Dunes Sagebrush Lizard and Lesser Prairie Chicken (the listing decisions of which are currently subject to ongoing litigation), and where other species that potentially could be listed as threatened or endangered under the ESA may exist. Additionally, under the Biden administration, the U.S. Fish and Wildlife Service (“USFWS”) and the National Marine Fisheries Service (“NMFS”) issued several rules reversing Trump-era changes to the ESA’s implementing regulations that limited designations of an unoccupied habitat as a critical habitat, removed the automatic extension of endangered-level protections to threatened species, and limited the reach of foreseeable effects considered in agency decision-making, among other changes. In April 2024, these agencies also issued a final rule allowing for the use of mitigation offsets in the context of federal agency action consultations. It is possible these developments could, in the future, affect our operations if the areas in which we operate are designated as critical or suitable habitat. It is also possible, though uncertain, that USFWS and NMFS pursue rulemakings to reinstate the changes to the ESA implementing regulations made during the first Trump administration under the current Trump administration. Moreover, legislation to reform certain aspects of the ESA is currently under consideration in Congress. Included among the currently proposed reforms are provisions to protect private lands enrolled in voluntary conservation programs from being designated as critical habitat.
In addition, there is some uncertainty as to the scope of the MBTA. In October 2021, USFWS issued a final rule revoking a Trump-era regulation that narrowed protections for migratory birds. However, several U.S. Courts of Appeals, including the 5th Circuit, whose jurisdiction includes Texas, have ruled that the MBTA’s protections are narrower than the breadth provided in current federal law and enforcement of the MBTA is limited accordingly in those jurisdictions.
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
Occupational Safety and Public Right-to-Know Regulations
We are subject to the requirements of the Occupational Safety and Health Act, as implemented by the Occupational Safety and Health Administration (“OSHA”), and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act, the EPA’s Risk Management Program rule and comparable state statutes and their implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.
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
Human Capital Resources
We aim to attract and retain top-tier talent in the oil and gas sector and empower our employees to be innovators in our industry. As of December 31, 2024, we had 482 total employees. In addition, we hire independent contractors on an as needed basis and maintain an at-will employment relationship with our employees, without collective bargaining agreements or contracts guaranteeing ongoing employment.
We believe that our employees give us a sustainable competitive advantage, and we understand the need to attract, retain and develop the best team possible. We provide fair and competitive wages to assist in retention of our top talent, and our compensation programs are integrated with our overall business strategies to incentivize performance and maximize shareholder returns. In addition, we conduct an equitable pay analysis at least annually to ensure that we are adequately and fairly compensating all employees based on their experience and performance. We offer a variety of programs that are designed to retain our employees and also provide opportunities to grow their professional careers while continuing to deliver value to the company. Additionally, we maintain a comprehensive suite of benefits that provide our employees with various options including retirement, health and wellness, and life and disability plans.
We are committed to a highly qualified workforce because we believe employees with different skillsets, experiences and interests drive superior results. This commitment extends to our hiring, developing and promoting practices, which recognize our employees for all their capabilities and contributions to the Company.
We strive to promote a safe and healthy working environment, prioritizing the safety and well-being of our employees, contractors, the public, and the environment in the communities where we operate. Through frequent training sessions and monthly safety meetings, we equip our field employees with the knowledge and tools to mitigate risks and uphold our strong safety culture. While we have consistently excelled in health, safety, and environmental performance, maintaining an impressive record of minimal workplace incidents, we remain vigilant. Any workplace injury reinforces the need for ongoing safety awareness and enhanced protocols to prevent future occurrences.
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
•political, economic and other conditions that affect perceived or actual demand for oil, natural gas and NGLs, including international conflict, trade disputes, the imposition of tariffs or sanctions and global health concerns;
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
•weather conditions and other natural disasters, including winter storms, hurricanes, droughts, fires, earthquakes, flooding and tornadoes;
•terrorist attacks and cybersecurity risks targeting oil and natural gas related facilities and infrastructure;
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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2024, and related standardized measure were calculated under rules of the SEC using twelve-month trailing average benchmark prices of $71.96 per barrel of oil (WTI Posted) and $2.13 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2024. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2024 would increase by 26.0 MMBoe (2.5%) or decrease by 27.1 MMBoe (2.6%), respectively, and the pre-tax PV 10% of our proved reserves would increase by $2.1 billion (19%) or decrease by $1.4 billion (13%).
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
As of December 31, 2024, 27% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.
As of December 31, 2024, over 96% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
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
Our future financial condition and results of operations will depend on the success of our development, acquisition and production activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. In addition to the risks we face in drilling for and producing oil and natural gas, some factors that may directly or indirectly negatively impact our scheduled operations:
•lack of available gathering or transportation facilities or delays in constructing such facilities;
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
•natural disasters and other weather events;
•personal injuries and death;
•terrorist attacks and cybersecurity risks targeting oil and natural gas related facilities and infrastructure;
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
Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Drought conditions have persisted in certain portions of Texas and New Mexico in past years. These drought conditions have led some local water districts to restrict the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supplies. Where practicable, we strive to use recycled water for our hydraulic fracturing operations. If we are unable to obtain water from water suppliers or our recycling operations, it may need to be obtained from non-local sources and transported to drilling sites, resulting in increased costs, or we may be unable to economically drill for or produce oil and natural gas, each of which could have an adverse effect on our financial condition, results of operations and cash flows.
Our ability to produce crude oil, natural gas and NGLs economically and in commercial quantities could be impaired if we are unable to recycle or dispose of the produced water we produce in an economical and environmentally safe manner.
Our operations could be impaired if we are unable to recycle or dispose of the produced water we generate in an economical and environmentally safe manner. Where practicable, we strive to recycle produced water for our future oil and gas operations. Produced water that is not recycled is generally disposed in disposal wells that are operated by us or third-party contractors. Some studies have linked earthquakes or induced seismicity in certain areas to underground injection of produced water resulting from oil and gas activities, which has led to increased public and governmental scrutiny of injection safety. For instance, in response to concerns regarding induced seismicity, regulators in Texas have adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely, or determined, to be causing seismic activity. Please refer to Regulation of the Oil and Natural Gas

Industry in Part I, Items 1 and 2 of this Annual Report for further discussion regarding regulations affecting the handling and disposal of produced water.
Another potential consequence of produced water disposal activities and seismic events are lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Such developments could result in additional regulation and restrictions on our use of injection wells or commercial disposal wells to dispose of produced water. Increased regulation and attention given to water disposal and induced seismicity could also lead to greater opposition, including litigation, to limit or prohibit oil and gas activities utilizing injection wells for produced water disposal. Any one or more of these developments may result in limitations on disposal well volumes, disposal rates and pressures or locations, require us or our vendors to shut down or curtail the injection into disposal wells, or cause delays, interruptions or termination of our operations, which events could have a material adverse effect on our business, financial condition and results of operations.
Our producing properties are concentrated in the Permian Basin, making us vulnerable to risks associated with operating in a single geographic area.
Our producing properties are geographically concentrated in West Texas and New Mexico in the Permian Basin. At December 31, 2024, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages, regional power outages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, natural gas or NGLs. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
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
We have entered into certain multi-year supply and service agreements associated with energy and frac sand purchase agreements and have long-term agreements in place for drilling rigs, office rentals and other wellhead equipment. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil, natural gas and NGLs and may in the future enter into multi-year agreements for contracts for other services. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in the form of volume deficiencies or other remedies may apply. As of December 31, 2024, our aggregate long-term contractual obligation under these agreements was $396.1 million, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Delivery Commitments under Part I, Items 1 and 2 and Note 14—Commitments and Contingencies

under Part II, Item 8 of this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our development plans within our budget and on a timely basis.
The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted by tariffs imposed by the United States on imported goods from countries where these goods are produced. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
We could experience periods of higher costs if commodity prices rise. These increases could reduce our profitability, cash flow and ability to complete development activities as planned.
Historically, our capital and operating costs have risen during periods of increasing oil, natural gas and NGL prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased tariffs and comparative taxes. Such costs may rise faster than increases in our revenue as commodity prices rise, thereby negatively impacting our profitability, cash flows and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.
We depend upon a small number of significant purchasers for the sale of most of our oil, natural gas and NGL production.
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part II, Item 8 of this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2024, 2023 and 2022. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
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
We intend to pursue a strategy focused on both reinvestment and future acquisitions. As part of this strategy, we intend to make future acquisitions of assets or businesses that complement or expand our current business. The successful acquisition of producing properties requires an assessment of several factors, including:
•recoverable reserves;
•future commodity prices and their applicable differentials;
•operating costs; and
•potential environmental and other liabilities.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities and acquire properties on an “as is” basis. Furthermore, no assurance can be given that we will be able to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. In addition, debt agreements impose certain limitations on our ability to enter into mergers or combination transactions and our ability to incur certain indebtedness, which could indirectly limit our ability to engage in certain acquisition activities.
The success of any completed acquisition will depend on our ability to integrate effectively the acquired business, asset or property into our existing operations. The process of integrating acquired businesses, assets and properties may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. Additionally, the integration of acquisitions is a complex, costly and time-consuming process, and our management may face significant challenges in such process. Some of the factors affecting integration will be outside of our control, and any one of them could result in increased costs and diversion of management’s time and energy, and could materially and adversely affect our revenues.
We are heavily dependent on our information technology systems and other digital technologies.
Our ability to effectively manage and operate our business depends significantly on information technology systems and other digital technologies. The availability and integrity of these systems and technologies are essential for us to conduct our business and operations. Any failure of these systems to operate effectively and support our operations, challenge in transitioning to new upgraded or replacement systems, difficulty in integrating systems and updates across our growing business, or a breach of these systems could materially and adversely impact the operations of our business. In addition, cybersecurity incidents, including deliberate attacks or unintentional events, have generally continued to increase in frequency and become increasingly sophisticated. The U.S. government has also issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats.
Any breach of our network may result in the loss of valuable business data or critical infrastructure, misappropriation of our customers’ or employees’ personal information, or a disruption of our business, which could harm our customer relationships and reputation, and result in lost revenues, fines or lawsuits. Although we utilize various procedures and controls to monitor, protect against and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing such threats from materializing, particularly given the unpredictability of the timing, nature, and scope of such breaches. While we maintain insurance that covers certain cybersecurity incidents, we may not be insured for, or our insurance may be insufficient to protect us against, particular types of cybersecurity risks, and, in the future, such insurance may not continue to be available to us on reasonable terms, if at all. Furthermore, weaknesses in the cybersecurity of our vendors, suppliers, and other business partners could be used to facilitate an attack on our systems and networks.
Moreover, we must comply with increasingly evolving, complex and rigorous regulatory standards enacted to protect business and personal data. New laws and regulations governing data privacy and the unauthorized disclosure of personal or confidential information may pose compliance challenges and could elevate our costs. Any failure to comply with these laws and regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.
Although, as of the date of this Annual Report, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition; we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents, material or otherwise, remains. Consequently, it is possible that any such occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, and results of operations. Additional information on our cybersecurity risk management, strategy and governance can be found at Part I, Item 1C of this Annual Report.
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
We may enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2024, we had entered into derivative contracts covering a portion of our projected oil and gas production through 2026 (refer to Note 8—Derivative Instruments under Part II, Item 8 of this Annual Report for a summary of our derivative instruments as of December 31, 2024). Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
As of December 31, 2024, we had approximately $4.2 billion of total long-term debt and additional borrowing capacity of $2.5 billion under OpCo’s revolving credit facility (after giving effect to $2.5 million of outstanding letters of credit), all of which would be secured if borrowed. Subject to the restrictions in the instruments governing OpCo’s outstanding indebtedness (including OpCo’s revolving credit facility and senior notes), OpCo and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing OpCo’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
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
OpCo’s credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) and the indentures governing its senior notes contain a number of significant covenants, including restrictive covenants that may limit OpCo’s ability to, among other things:
•incur additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;
•make certain payments;
•hedge future production or interest rates;
•incur liens;
•sell assets; and
•engage in certain other transactions without the prior consent of the lenders.
In addition, OpCo’s Credit Agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2024, we were in full compliance with such financial ratios and covenants.
The restrictions in OpCo’s debt agreements may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictions imposed on OpCo.
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
OpCo’s revolving credit facility limits the amounts OpCo can borrow up to a borrowing base amount, which the lenders, in their sole discretion, determine semiannually in the spring and fall. The borrowing base depends on, among other things, projected revenues from, and asset values of, the oil and natural gas properties securing the loan. The borrowing base will automatically be decreased by an amount equal to 25% of the aggregate notional amount of permitted senior unsecured notes OpCo may issue in the future. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under OpCo’s revolving credit facility. Any increase in the borrowing base requires the consent of the lenders holding 100% of the commitments. The elected commitments are currently $2.5 billion.
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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates, as a result of inflation or otherwise, or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets, due to the imposition of tariffs, geopolitical conflicts or otherwise, may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.
Risks Related to Legislative and Regulatory Initiatives
Climate change laws and regulations restricting emissions of GHGs could increase our costs and reduce demand for the oil and natural gas we produce, while potential physical effects of climate change could disrupt our production and cause us to incur significant costs in preparing for or responding to those effects.
The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor, limit, and report existing emissions of GHGs as well as to reduce such future emissions. While no comprehensive climate change legislation has been implemented at the federal level, certain federal laws, like the IRA, have been enacted to advance numerous climate-related objectives. The IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. Moreover, various federal agencies have adopted climate change considerations into their rulemaking and decision-making processes and have promulgated regulations that seek to restrict, monitor, or otherwise limit

GHG emissions. International climate commitments made by political, industrial, and financial stakeholders may also impact commercial, regulatory, and consumer trends related to climate change.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for GHG emissions from certain large stationary sources, mandate monitoring and annual reporting of GHG emissions, and impose new standards for reducing methane emissions from oil and gas operations by limiting venting and flaring and implementing leak detection and repair programs. The IRA also imposes the first-ever fee on GHG emissions through a waste methane emissions charge, which the EPA has finalized regulations to implement. In May 2024, the EPA has also published a final rule expanding GHG emissions reporting obligations for certain oil and gas sector sources. While the first Trump administration took a number of actions to revise federal regulation of methane from the oil and gas sector, these actions were subsequently reversed by both the Biden administration and Congress. Moreover, in December 2023, the EPA published a final rule that established more stringent performance standards for new sources and first-time standards for existing sources under applicable agency regulations at 40 C.F.R. Part 60 for methane and VOC emissions for the crude oil and natural gas sources. The requirements imposed by this rule include enhanced leak detection and repair obligations, zero-emission requirements for certain processes and practices, “green well” completion standards, limitations on routine flaring, and a “Super Emitter Response Program” which triggers additional requirements following certain large emissions events. The BLM has also finalized a rule limiting the flaring and venting of methane emissions at oil and gas sources on federal lands. Compliance with these rules and legislation will likely require enhanced record-keeping practices, the purchase of new equipment, such as optical gas imaging instruments to detect leaks, increased frequency of maintenance and repair activities to address emissions leakage and additional personnel time to support these activities or the engagement of third-party contractors to assist with and verify compliance. Separately, the SEC published a final rule that would mandate disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy, and GHG emissions by certain registrants, though the implementation of this rule is currently paused pending the outcome of legal challenges against the rule. The SEC has also, from time to time, focused additional scrutiny on existing climate-related disclosures in public filings, and there is potential for enforcement if the SEC were to allege that an issuer’s existing disclosures were misleading or deficient. While legal challenges to many of the above discussed regulations are ongoing and, either the current Trump administration or Congress may also pursue rulemakings or legislation, respectively, that could repeal, revise, or otherwise limit the enforcement of these regulations and certain of the IRA’s provisions, like the methane emissions charge, we cannot predict whether and when such action will be taken and the outcome and timeline for such actions may continue to be uncertain and subject to further legal challenges.
At the international level, the United Nations-sponsored Paris Agreement encourages nations to limit their GHG emissions through nationally-determined, though non-binding, reduction goals. The United States’ most recent goal was to reduce its economy-wide net GHG emissions by 61 to 66 percent from 2005 levels by 2035. Recent Conferences of the Parties have resulted in reaffirmations of the objectives of the Paris Agreement, calls for parties to eliminate certain fossil fuel subsidies and pursue reductions in non-carbon dioxide GHG emissions, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, financial commitments to fund energy transition efforts in developing countries, and similar initiatives, though none legally binding. However, in January 2025, President Trump initiated the United States’ withdrawal from the Paris Agreement and ordered the revocation of any related financial commitments. The impacts of the United States’ withdrawal and other existing or future climate-related orders, pledges, agreements or any legislation or regulation promulgated in connection with the Paris Agreement, the Global Methane Pledge, or other international conventions cannot be predicted at this time. Further, state and local governments, financial institutions, and industry groups may elect to continue participating in international climate-related initiatives.
Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion on the topics referenced above and additional information on existing and proposed laws, regulations, treaties and international pledges intended to address GHGs and other climate change issues. Existing and future laws and regulations relating to climate change and GHG emissions could increase our costs, reduce demand for our products, limit our growth opportunities, impair our ability to develop our reserves and have other adverse effects on our business. Additionally, increasing concentrations of GHGs in the Earth’s atmosphere may lead to changes in climate patterns that have significant physical effects, such as increasing frequency and severity of storms, fires, droughts, floods, and chronic shifts in temperature and precipitation patterns. These effects could adversely impact our assets and operations or those of our customers or suppliers. Litigation risks related to climate change have also increased in recent years as various states, municipalities, and other plaintiffs have brought suit against certain fossil fuel sector companies alleging either that the companies created public nuisances through their role in producing fuel or energy, the emissions resulting from the use of which contributed to climate change effects, or defrauded their investors by failing to adequately disclose the adverse climate change impacts those companies were aware of for some time. Though we have not been subject of such a lawsuit, any involvement in such could adversely affect our financial results. Finally, climate change concerns could impact our stock price and access to capital as certain stockholders, bondholders, and institutional lenders have elected to shift their investments to less carbon-intensive industries. Many U.S. and international banks have also made “net zero”

emission commitments or signed-on to initiatives related to reducing GHG emissions. Any reduction in the availability of capital for us or our customers and suppliers could adversely impact our operations and financial performance.
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
Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The CEQ is coordinating an administration-wide review of hydraulic fracturing practices. Additionally, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above-and-below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. To date, EPA has taken no further action in response to the December 2016 report. Other governmental agencies, including the United States Department of Energy and the United States Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These completed, ongoing, or proposed studies could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms. Additionally, from time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.
At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the TRRC has issued rules that set the requirements for drilling, putting pipe down and cementing wells, testing and reporting obligations, and the disclosure of substances used in the hydraulic fracturing process. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. State and federal regulatory agencies, including Texas, have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity. The TRRC has issued orders restricting the use of disposal wells it determined were likely influencing seismic activity. Separately, New Mexico has implemented protocols requiring operators to take various actions with respect to disposal wells within a specified proximity of recent seismic activity, including a requirement to limit injection rates if the seismic event in question reached a certain magnitude. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, production or development activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.
Conservation measures, technological advances and any negative shift in market perception toward the oil and natural gas industry could reduce demand for oil and natural gas.
Fuel conservation measures, alternative fuel requirements, any increase in consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices, including as a result of the renewable energy incentives contained in the IRA, could reduce demand for oil and natural gas. Additionally, the increased competitiveness of alternative energy sources (such as electric vehicles, wind, solar, geothermal, tidal, fuel cells and biofuels) could reduce demand for oil and natural gas and, therefore, our revenues.
Certain segments of the investor community have previously expressed negative sentiment towards investing in the oil and natural gas industry and some financial institutions have previously developed investment funds that expressly exclude fossil fuel and other carbon-intensive businesses based on social and environmental considerations. Furthermore, certain other stakeholders have previously pressured commercial and investment banks to stop funding oil and gas projects.
The impact of the changing demand for oil and natural gas, together with any change in investor or consumer sentiment, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Oil and natural gas operations in our operating areas may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations or materially increase our operating and capital costs. Permanent restrictions imposed to protect endangered or threatened species and their habitats could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered could cause us to incur increased costs arising from species protection measures or could result in limitations on our activities that could have a material and adverse impact on our ability to develop and produce our reserves. Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion on protected species regulations and developments.
A negative shift in investor sentiment towards the oil and natural gas industry and increased attention to environmental, social and governance (“ESG”) and conservation matters may adversely impact our business.
Increasing attention from companies’ investors, customers, employees, regulatory bodies and other stakeholders, as well as natural capital and societal expectations, on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with compliance, stakeholder engagement, contracting, and insurance), reduced demand for our products and our product and services, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, heightened scrutiny of our statements and initiatives, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our products and additional governmental investigations and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.
Moreover, while we may create and publish disclosures regarding ESG matters, many of the statements in those disclosures may be on hypothetical expectations, assumptions and hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations, assumptions and hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.
Certain statements or initiatives with respect to ESG matters that we may pursue or assert are increasingly subject to heightened scrutiny from the public and governmental authorities, as well as other parties. For example, the SEC has recently taken enforcement action against companies for ESG-related misconduct, including alleged “greenwashing,” (i.e., the process of conveying misleading information or making false claims that overstate potential ESG benefits). Certain regulators, such as the SEC and various state agencies, as well as nongovernmental organizations and other private actors have filed lawsuits under various securities and consumer protection laws alleging that certain ESG statements, goals or standards were misleading, false or otherwise deceptive. Certain employment practices and social initiatives are the subject of scrutiny by both those calling for the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that the Company could face increasing criticism or litigation risks from certain “anti-ESG” parties. Such sentiment may focus on environmental commitments (such as reducing GHG emissions). Consideration of ESG-related factors in the Company’s decision-making could be subject to increasing scrutiny and objection from such anti-ESG parties. We cannot be certain of the impact of such regulatory, legal and other developments on our business. Accordingly, there may be increased costs related to reviewing, implementing and managing such policies, as well as compliance and litigation risks based both on positions we do or do not take, or work we do or do not perform.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investment or voting decisions, unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and to the diversion of investment to other industries, which could have a negative impact on our stock price and our or our access to and costs of capital. Also, institutional lenders may, of their own accord, decide not to provide funding for fossil fuel industry companies based on climate change, natural capital, or other ESG related concerns, which could affect our or our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our or the fossil fuel industry’s reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.
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
Federal leasing and permitting programs for oil and natural gas development on federal lands have been, from time to time, subject to suspension or cancellation by executive order, subject to litigation by third parties, or otherwise restricted by federal action. For example, the Biden administration issued a 20-year ban on new oil and gas leasing within a 10-mile radius of Chaco Culture National Historical Park in Northern New Mexico in June 2023. Additionally, the IRA legislated changes to the fiscal terms of federal oil and gas leases, increasing fees, rents, royalties, and bonding requirements, all of which have been implemented pursuant to a finalized BLM rule. The BLM has also finalized a rule that would require operators to limit venting and flaring from well sites on federal lands and require operators require operators to submit a methane waste minimization plan or self-certification statement committing the operator to capture 100% of the gas produced from a well and pay royalties on lost gas as part of the permit application process, though the rule became effective in June 2024, its implementation remains paused in Texas (among other states) pending litigation. While we cannot predict the ultimate impact of these changes or whether federal agencies will implement further reforms, any revisions to the federal leasing or permitting process that make it more difficult for us to pursue operations on federal lands may adversely impact our operations. However, any such adverse regulatory developments are expected to have no more than a minimal impact on our results, given our limited exposure of leases on federal lands. Additionally, the actions the Trump administration will take with respect to oil and gas leasing on federal lands cannot be predicted at this time, though any such actions may be subject to litigation.
In addition to administrative and policy risks, operations on federal lands also face litigation risks. Ongoing litigation related to the federal oil and gas leasing program may impact our federal oil and gas leases, which in turn could impact our results of operations. For example, a June 2022 settlement approved by a federal district court in Washington, D.C., obligated the BLM to redo its environment reports under NEPA for all oil and gas leases sold between 2015 and 2020, including leases in New Mexico. The settlement stemmed from a 2016 lawsuit alleging that the BLM was not properly accounting for the cumulative climate impacts of its federal leasing program. Separately, there is a risk that authorizations required for existing operations may be delayed to the point that it causes a business disruption, and we cannot guarantee that further action will not be taken to curtail oil and natural gas development on federal land. For example, certain lawmakers previously have proposed to reduce or ban further leasing on federal lands or to adopt further restrictions for same. To the extent such legislation is enacted, it may adversely impact our operations, which could negatively impact our financial performance. Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion of the regulations affecting our operations on federal lands.
Tax laws and regulations may change over time, and any such changes could adversely affect our business and financial condition.
From time to time, federal and state level legislation has been proposed that, if enacted into law, would make significant changes to tax laws, including to certain key U.S. federal and state income tax laws affecting the oil and natural gas industry. Such proposed legislation has included, but has not been limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) repealing the percentage depletion allowance for oil and natural gas properties, (iii) extending the amortization period for certain geological and geophysical expenditures, (iv) eliminating certain other tax deduction and relief previously available to oil and natural gas companies and (v) increasing the U.S. federal income tax rate applicable to corporations like us. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal and state income tax laws could adversely affect our business, results of operations, financial condition and cash flow.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and NYSE. In particular, we are required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time, including as a result of new policies and priorities by the Trump administration, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.
Risks Related to Our Common Stock and Capital Structure
Our cash flow is dependent upon the ability of our operating subsidiaries to make cash distributions to us, the amount of which will depend on various factors.
We are a holding company and have no material assets other than our equity interest in OpCo, and we do not have any independent means of generating revenue. The amount of cash that our operating subsidiaries can distribute each quarter principally depends upon the amount of cash generated from operations, which may fluctuate from quarter to quarter based on, among other things:
•the amount of oil and natural gas our operating subsidiaries produce from existing wells;
•market prices of oil, natural gas and NGLs;
•any restrictions on the payment of distributions contained in covenants in OpCo’s revolving credit facility;
•our operating subsidiaries’ ability to fund their drilling and development plans;

•the levels of investments in each of our operating subsidiaries, which may be limited and disparate;
•the levels of operating expenses, maintenance expenses and general and administrative expenses;
•regulatory action affecting the supply of, or demand for, oil, natural gas and NGLs, and operating costs and operating flexibility;
•prevailing economic conditions; and
•adverse weather conditions and natural disasters.
To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future indebtedness agreements or the Seventh Amended and Restated Limited Liability Company Agreement of OpCo, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments is dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover our tax obligations and other applicable obligations. This ability, in turn, may depend on the ability of OpCo’s subsidiaries to make distributions to it. The ability of OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest.
If we experience any material weakness or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial reporting, which would harm our business and the value of our Class A Common Stock.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to maintain internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002, which includes furnishing a report by management on, among other things, the effectiveness of our internal controls and whether management has identified any material weaknesses therein. Any failure to maintain effective internal controls, or difficulties encountered in implementing or improving internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the value of our Class A Common Stock.
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
Dividends, whether fixed or variable, and stock repurchases are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, restrictions in our debt agreements, as well as such other factors deemed relevant by our board of directors. In 2024, our board of directors authorized a new stock repurchase program of $1 billion of our outstanding common stock, which replaced our previous $500 million stock repurchase program. However, this stock repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by our board of directors in its sole discretion. Any elimination of, or downward revision in, our stock repurchase program or dividend policy could have an adverse effect on the market price of our common stock.

Provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which may adversely affect the market price of our common stock.
Our Fifth Amended and Restated Certificate of Incorporation (as amended and restated, the“Charter”) and Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”) contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
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
•the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officers, or the board of directors pursuant to a resolution adopted by a majority of the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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
Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (A) any derivative action or proceeding brought on our behalf, (B) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our shareholders, (C) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Charter or our Bylaws or (D) any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. In the event the Delaware Court of Chancery lacks subject matter jurisdiction, then the sole and exclusive forum for such action or proceeding shall be the federal district court for the District of Delaware.
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
In order to monitor our information technology systems and data and to identify, assess and manage potential threats to such, we maintain cybersecurity risk assessment and management programs. As part of such programs, we endeavor to conduct annual security penetration tests both externally and internally, bi-annual security assessments against cybersecurity frameworks, continuous vulnerability scanning and monthly and annual security awareness and simulated phishing trainings for our employees. We have also implemented incident response processes and various system alert monitoring and screenings. Our cybersecurity risk management processes are integrated into our broader risk management program.
As part of our cybersecurity risk management process, we conduct simulated cybersecurity incidents to ensure that we are prepared to respond to such incidents and to highlight any areas for potential improvement in our cyber incident preparedness. We have a cybersecurity incident management policy and response plan in place. Cybersecurity breaches are evaluated by our information technology teams, which includes our Vice President and Chief Information Officer. If an incident is deemed to be a breach, it is communicated to our legal department and management for evaluation, including whether the breach requires communication to the Audit Committee or the Board of Directors or investors through a relevant public filing.
Governance
Our cybersecurity risk management is primarily the responsibility of our Vice President and Chief Information Officer and the information technology teams he leads. Our Vice President and Chief Information Officer has 25 years of industry experience in the field of information systems, including information security and risk management. He oversees our risk assessment programs, remediation of known risks, processes for the regular monitoring of our information systems and our employee cybersecurity training programs. Our Board of Directors also oversees cybersecurity risks through the Audit Committee, which receives and assesses periodic reports and updates regarding our cybersecurity risk management from management and our Vice President and Chief Information Officer and then relays them to the Board of Directors as needed.
Impact of Risks from Cybersecurity Threats
As of the date of this report, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents, material or otherwise, remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity incident will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. For more information about the cybersecurity risks we face, refer to Risk Factors under Part I, Item 1A of this Annual Report.
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

In connection with the Earthstone Merger, we assumed a liability related to potential environmental defects that were identified through diligence reviews associated with Earthstone’s previous acquisition of Novo Oil & Gas Legacy Holdings, LLC, Novo Intermediate, LLC and Novo Oil & Gas Holdings, LLC (collectively “Novo”). We have received a Tolling Agreement for Novo’s alleged violations but have not yet received a Notice of Violation (“NOV”). At this time, these violations are expected to result in a penalty that will be finalized upon issuance of the NOV; while the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. The Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows.
We are not aware of any other material environmental claims existing as of December 31, 2024 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Class A Common Stock is currently listed on the New York Stock Exchange under the ticker symbol “PR”. As of February 21, 2025, there were 225 registered holders of record of our Class A Common Stock and 48 registered holders of record of our Class C Common Stock.
Stock Performance Graph
The following performance graph and related information shall deemed to be furnished, but not filed with the SEC.
The performance graph below compares the cumulative total stockholder return on our Class A Common Stock (“PR”) to that of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Oil and Gas Exploration & Production ETF (“XOP”). The “cumulative total return” assumes that $100 was invested, including reinvestment of dividends, if any, in our Class A Common Stock, the S&P 500, and XOP on December 31, 2019, and tracks it through December 31, 2024. The results shown in the graph below are not necessarily indicative of future stock price performance.

Stock Repurchase Program
During the year ended December 31, 2024, our Board of Directors authorized a new share repurchase program of $1 billion of the Company’s outstanding Common Stock (“New Repurchase Program”), replacing the existing $500 million stock repurchase program. The New Repurchase Program is approved to run on an indefinite basis and can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2024, we did not purchase any Common Stock in the open market under our stock repurchase program.
Dividend Policy
We historically have returned capital to shareholders through a combination of base dividends plus a variable return framework, comprised of variable dividends and/or share repurchases. The variable return program was structured to distribute at least 50% of our free cash flow after the base dividend through a variable dividend, share repurchases or a combination of both. However, during the third quarter of 2024, we updated our return of capital strategy by increasing our base dividend amount from $0.06 per share to $0.15 per share ($0.60 annually), representing a 150% increase to our prior base dividend and eliminating our previous formulaic variable return policy. Our first quarterly base dividend payment of $0.15 per share under our updated return of capital strategy was declared and paid during the fourth quarter of 2024. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination.
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
The Organization of Petroleum Exporting Countries and other oil producing countries (“OPEC+”) undertook a series of actions in an effort to support commodity prices throughout 2023 in response to global recession concerns, a high interest rate environment, lower than expected demand from China and a regional banking crisis in the U.S., among other events. In addition, both Saudi Arabia and Russia announced unilateral production curtailments at separate times during 2023. These actions, coupled with relatively strong global demand and rising tensions in the Middle East, caused crude oil prices to increase during 2023, with NYMEX WTI spot prices reaching a high of $93.68 per barrel on September 27, 2023. However, further concerns of global economic growth, inflation and increases in oil supply levels resulted in additional price deterioration at the end of 2023. Despite these events, in 2024 crude oil prices were largely supported by OPEC+’s decision to delay future production increases, in addition to higher global demand. More recently, oil demand fears around China, the potential for a global trade war and non-OPEC supply growth have caused the NYMEX WTI spot price to drop to an average of $70.28 in the fourth quarter of 2024.
Natural gas prices remained low for the majority of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas project delays and higher than expected natural gas production. Market prices in the Permian Basin were further impacted by low demand as a result of current pipeline capacity constraints out of the basin and additional pipeline maintenance, which led to negative regional gas prices being realized at the Waha Hub in West Texas (“Waha”) during the second and third quarters of 2024. Increased demand from colder temperatures and additional long-haul pipeline takeaway resulted in positive realized prices at Waha for the fourth quarter of 2024. As a result of the events described above, the Waha Hub price of natural gas only averaged $0.05 per MMBtu for the year ended December 31, 2024.
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

	2022				2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$94.40	$108.34	$91.56	$82.64	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16	$70.28
Natural Gas (per MMBtu)	$4.60	$7.39	$7.96	$5.55	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08	$2.42
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
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. saw higher than normal inflation during 2023 and 2024. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2024 Highlights and Future Considerations
Bolt-On Acquisition
On September 17, 2024, we completed an acquisition of oil and gas properties with certain affiliates of Occidental Petroleum Corporation for total cash consideration of $743.5 million, subject to customary post-closing purchase price adjustments (the “Bolt-On Acquisition”). The Bolt-On Acquisition included approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting our existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Additionally, the acquired assets in Reeves County included a fully integrated midstream system, consisting of over 100 miles of operated oil and gas gathering systems, approximately 10,000 surface acres, and water infrastructure including saltwater disposal wells, a recycling facility, frac ponds and water wells. The results of operations from the Bolt-On Acquisition were included in our financial and operational data beginning on September 17, 2024.
2024 Asset Acquisitions
During the year ended December 31, 2024, we completed multiple other acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $392.3 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Return of Capital Program
During the third quarter of 2024, we announced an update to our return of capital strategy including an increase to our quarterly base dividend to $0.15 per share ($0.60 per share annually), representing a 150% increase to our prior base dividend and eliminating our previous formulaic variable return policy. Additionally, our Board of Directors authorized the New Repurchase Program of $1 billion, replacing our existing $500 million program. These strategic return changes reinforce our commitment to maximizing shareholder value and continued focus on delivering leading shareholder returns.
During the year ended December 31, 2024, we declared and paid quarterly base dividends totaling $0.32 per share of Class A Common Stock and distributions totaling $0.32 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). Additionally, during the year ended December 31, 2024, we declared and paid variable dividends totaling $0.39 per share of Class A Common Stock and distributions totaling $0.39 per share of Class C Common Stock. The cash dividends and distributions paid totaled $560.9 million for the year ended December 31, 2024.
During the year ended 2024, we paid in aggregate $61.0 million to repurchase 3.8 million Common Units of OpCo resulting in an equal number of associated shares of Class C Common Stock simultaneously being canceled under our stock repurchase program.
Financing
On January 24, 2025, we redeemed $175 million of OpCo’s outstanding senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding is $325 million.
In connection with the fall borrowing base redetermination in October 2024, we entered into the eighth amendment to our Credit Agreement (the “Eighth Amendment”). The Eighth Amendment, among other things, (i) extended the maturity date from February 2027 to February 2028; (ii) reaffirmed the borrowing base at $4.0 billion; (iii) reaffirmed the aggregate elected commitments at $2.5 billion; and (iv) adjusted the applicable margin calculation to a pricing grid based upon borrowing base utilization.
On August 5, 2024, we issued $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement at par. We used the net proceeds from the 2033 Senior Notes to (i) fund the tender offer and remaining redemption of our $300 million 7.75% senior notes due 2026; (ii) fund a portion of the purchase price of the Bolt-On Acquisition; and (iii) repay a portion of borrowings outstanding under our credit facility.
On July 30, 2024, we completed an underwritten public offering of 26.5 million shares of our Class A Common Stock resulting in net cash proceeds of $402.2 million after underwriting discounts and commissions. The net proceeds from this equity offering were used to fund a portion of the aggregate purchase price of the Bolt-On Acquisition.
On April 5, 2024, we redeemed all of OpCo’s outstanding 6.875% senior notes due 2027 at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million plus accrued and unpaid interest up to, but excluding, the redemption date.
In connection with the spring borrowing base redetermination in April 2024, we entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion.

Results of Operations
For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
During 2023, we completed the Earthstone Merger, and the results of operations of Earthstone were included in our financial and operational data beginning on November 1, 2023.
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	$	%
Net revenues (in thousands):
Oil sales	$4,362,965	$2,696,777	$1,666,188	62%
Natural gas sales(1)	240	142,077	(141,837)	(100)%
NGL sales(2)	637,529	282,039	355,490	126%
Oil and gas sales	$5,000,734	$3,120,893	$1,879,841	60%

Average sales prices:
Oil (per Bbl)	$74.87	$75.84	$(0.97)	(1)%
Effect of derivative settlements on average price (per Bbl)	0.03	1.81	(1.78)	(99)%
Oil including the effects of hedging (per Bbl)	$74.90	$77.65	$(2.75)	(4)%

Average NYMEX WTI price for oil (per Bbl)	$75.72	$77.62	$(1.90)	(2)%
Oil differential from NYMEX	(0.85)	(1.78)	0.93	52%

Natural gas price excluding the effects of GP&T (per Mcf)(1)	$0.47	$1.60	$(1.13)	(71)%
Effect of derivative settlements on average price (per Mcf)	0.34	0.29	0.05	17%
Natural gas including the effects of hedging (per Mcf)	$0.81	$1.89	$(1.08)	(57)%

Average NYMEX Henry Hub price for natural gas (per MMBtu)	$2.24	$2.53	$(0.29)	(11)%
Natural gas differential from NYMEX	(1.77)	(0.93)	(0.84)	(90)%

NGL price excluding the effects of GP&T (per Bbl)(2)	$23.75	$22.83	$0.92	4%

Net production:
Oil (MBbls)	58,276	35,560	22,716	64%
Natural gas (MMcf)	220,900	119,182	101,718	85%
NGL (MBbls)	30,636	15,569	15,067	97%
Total (MBoe)(3)	125,730	70,992	54,738	77%

Average daily net production:
Oil (Bbls/d)	159,225	97,424	61,801	63%
Natural gas (Mcf/d)	603,551	326,525	277,026	85%
NGL (Bbls/d)	83,706	42,654	41,052	96%
Total (Boe/d)(3)	343,523	194,499	149,024	77%

(1)    Natural gas sales for the year ended December 31, 2024 include $104.1 million of GP&T costs that are reflected as a reduction to natural gas sales and $48.9 million for the year ended December 31, 2023. Natural gas average sales price, however, excludes $0.47 per Mcf of such GP&T charges for the year ended December 31, 2024 and $0.41 for the year ended December 31, 2023.
(2)    NGL sales for the year ended December 31, 2024 include $90.0 million of GP&T costs that are reflected as a reduction to NGL sales and $73.3 million for the year ended December 31, 2023. NGL average sales price, however, excludes $2.94 per Bbl of such GP&T charges for the year ended December 31, 2024 and $4.71 per Bbl for the year ended December 31, 2023.
(3)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the year ended December 31, 2024 increased by $1.9 billion, or 60%, compared to the year ended December 31, 2023. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas, and NGLs increased 64%, 85% and 97%, respectively, between periods. The increase in oil production was a result of additional production added from (i) wells acquired in the Earthstone Merger, which generated production during the entire year ended December 31, 2024 compared to only two months of additional production for the year ended December 31, 2023 as a result of closing the Earthstone Merger on November 1, 2023, and (ii) placing new wells online since the fourth quarter of 2023 as a result of our continued development plan. These increases in oil volumes were partially offset by normal production declines across our existing wells.
Natural gas and NGLs are produced concurrently with our crude oil volumes, typically resulting in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the 85% and 97% increases in gas and NGL volumes, respectively, between periods. The higher increase in gas and NGL volumes between periods as compared to the 64% increase in oil volumes was mostly due to the producing wells acquired in the Earthstone Merger, which have a higher gas-to-oil ratio than our existing production base, and this has resulted in more volumes of gas and NGLs being added to our total production stream since the closing of the Earthstone Merger on November 1, 2023. NGL volumes were further positively impacted by processors of our raw gas operating in higher ethane-recovery during the year ended December 31, 2024 as compared to the year ended December 31, 2023 resulting in a higher percentage of NGLs being recovered from our wet gas stream between periods.
Total net revenues increases were also driven by higher average realized sales prices of NGLs, which increased 4% for the year ended December 31, 2024 compared to the same 2023 period as a result of higher average Mont Belvieu spot prices for plant products during the year ended December 31, 2024.
These increases were partially offset by lower average realized sale prices for oil and natural gas which decreased 1% and 71%, respectively, for the year ended December 31, 2024 compared to the same 2023 period. The 1% decrease in the average realized oil price was mainly the result of 2% lower NYMEX crude prices between periods, which was slightly offset by improved oil differentials. The average realized sales price of natural gas decreased 71% mainly due to wider gas differentials realized on our gas sales, which are primarily sold at Waha where the market price averaged $0.05 per MMBtu during the year ended December 31, 2024 compared to $1.52 for the same 2023 period due to location specific market constraints for the majority of the 2024 period as discussed under the “Market Conditions” section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2024	2023	Change	%
Operating costs (in thousands):
Lease operating expenses	$685,172	$373,772	$311,400	83%
Severance and ad valorem taxes	377,731	240,762	136,969	57%
Gathering, processing, and transportation expense	183,602	89,282	94,320	106%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.45	$5.26	$0.19	4%
Severance and ad valorem taxes (% of revenue)	7.6%	7.7%	(0.1)%	(1)%
Gathering, processing, and transportation expense (per Boe)	1.46	1.26	0.20	16%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the year ended December 31, 2024 increased $311.4 million compared to the year ended December 31, 2023. This increase in LOE was primarily related to our significantly higher well count between periods due to (i) wells acquired in the Earthstone Merger on November 1, 2023 that operated for the entire year of 2024 compared to two months in 2023; and (ii) additional wells placed on production since December 31, 2023.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2024 increased $137.0 million compared to the year ended December 31, 2023. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the year ended 2024 increased $120.4 million compared to the same 2023 period primarily due to higher operating revenues between periods. Ad valorem taxes between periods increased by $16.6 million, mainly due to incurring a full year of ad valorem taxes on the proved developed properties acquired in the Earthstone Merger compared to two months in 2023.
Gathering, Processing and Transportation Expenses. GP&T costs for the year ended December 31, 2024 increased $94.3 million compared to the year ended December 31, 2023. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased on a per Boe basis from $1.26 for the year ended December 31, 2023 to $1.46 per Boe for the year ended December 31, 2024. This increase in rate was mainly attributable to a higher portion of our GP&T costs being recognized as expense as compared to a reduction to our gas and NGL revenues between periods primarily related to processing contracts assumed as part of the Earthstone Merger.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2024	2023
Depreciation, depletion and amortization	$1,776,673	$1,007,576
Depreciation, depletion and amortization per Boe	$14.13	$14.19
For the year ended December 31, 2024, DD&A expense amounted to $1.8 billion, an increase of $769.1 million from 2023. The primary factor contributing to higher DD&A expense in 2024 was the increase in our overall production volumes between periods, which increased DD&A expense by $776.9 million period over period, while our lower DD&A rate of $14.13 per Boe decreased DD&A expense by $7.8 million between periods.
DD&A per Boe was $14.13 for the year ended December 31, 2024 compared to $14.19 for the same period in 2023. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2024	2023
Cash general and administrative expenses	$116,387	$85,978
Stock-based compensation expense	58,243	75,877
General and administrative expenses	$174,630	$161,855
Cash general and administrative expenses per Boe	$0.93	$1.21
G&A expenses for the year ended December 31, 2024 were $174.6 million compared to $161.9 million for the year ended December 31, 2023. Higher G&A in 2024 was the result of a $30.4 million increase in cash G&A between periods. This increase was primarily due to (i) G&A headcount increasing from an average of 185 for the year ended December 31, 2023 to 256 for the year ended December 31, 2024 stemming primarily from additional employees added as a result of the Earthstone Merger, which led to higher payroll and employee related costs; (ii) higher professional service fees between periods; and (iii) higher software expenses between periods. These increases were partially offset by a $17.6 million decrease in total stock-based compensation expense between periods related to expenses incurred during 2023 for accelerated vestings of equity awards for employees terminated in connection with the Colgate Merger on September 1, 2022 that did not reoccur during 2024. Refer to Note 7—Stock-Based Compensation under Part II, Item 8 of this Annual Report for additional information regarding these award modifications.
While cash G&A increased between periods, on a per Boe basis our cash G&A rate decreased 23% from $1.21 per Boe during the year ended December 31, 2023 to $0.93 per Boe during the year ended December 31, 2024 as a result of improved operational execution and realization of cost synergies following the Earthstone Merger.
Merger and integration expense. Merger and integration expense for the year ended December 31, 2024 was $18.1 million and mainly related to cost incurred related to the Earthstone Merger that closed on November 1, 2023. These charges consisted of (i) $13.2 million in severance and related benefits incurred for employees that were terminated in connection with our corporate mergers; and (ii) $4.9 million in charges associated with software integration, consultancy and other professional fees.
Merger and integration expense for the year ended December 31, 2023 was $125.3 million. These charges consisted of (i) $63.4 million in bankers’ advisory, legal, consultancy and accounting fees associated with the Earthstone Merger; (ii) $43.5 million in severance and related benefits associated with employee terminations that occurred in 2023 in connection with the Earthstone Merger; and (iii) $18.4 million in costs incurred during 2023 related to the Colgate Merger primarily consisting of employee severance charges and integration and consulting expenses.

Exploration and Other Expenses. The following table summarizes exploration and other expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Geological and geophysical costs	$17,312	$11,342
Stock-based compensation expense	2,156	2,541
Other expenses	11,323	5,454
Exploration and other expenses	$30,791	$19,337
Exploration and other expenses were $30.8 million for the year ended December 31, 2024 compared to $19.3 million for the year ended December 31, 2023. Exploration and other expenses mainly consist of topographical studies, geographical and geophysical (“G&G”) projects, salaries and expenses of G&G personnel and include other operating costs. The period over period increase was primarily related to (i) higher other operating expenses mainly related to a $7.6 million loss recognized during 2024 associated with charges that were in legal dispute and stemmed from a severe winter storm impacting the Permian Basin in February 2021 (refer to Note 14—Commitments and Contingencies under Part II, Item 8 of this Annual Report for additional information regarding this legal dispute); and (ii) higher G&G costs primarily associated with increased headcount as a result of corporate growth following the Earthstone Merger.
Other Income and Expense.
Interest Expense. The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Credit Facility	$16,062	$30,049
5.375% Senior Notes due 2026	15,556	15,557
7.75% Senior Notes due 2026	14,016	23,250
6.875% Senior Notes due 2027	6,397	24,500
8.00% Senior Notes due 2027	44,000	7,333
3.25% Convertible Senior Notes due 2028	5,524	5,525
5.875% Senior Notes due 2029	41,124	41,125
9.875% Senior Notes due 2031	49,376	8,229
7.00% Senior Notes due 2032	70,000	12,347
6.25% Senior Notes due 2033	25,347	—
Amortization of debt issuance costs, debt discount and debt premium	6,563	16,078
Interest capitalized	—	(7,813)
Loss on extinguishment of debt	8,585	—
Other interest expense	2,206	1,029
Total	$304,756	$177,209
Interest expense was $127.5 million higher for the year ended December 31, 2024 compared to the year ended December 31, 2023 mainly due to (i) $77.8 million in additional interest expense incurred for the senior notes assumed in the Earthstone Merger on November 1, 2023; (ii) $57.7 million in higher interest incurred on our senior notes due 2032 that were issued in September and December 2023; and (iii) $25.3 million in additional interest incurred on our 2033 Senior Notes that were issued in July 2024. These increases were partially offset by (i) the April 2024 redemption of our 6.875% senior notes due 2027 and the August 2024 redemption of our 7.75% senior notes due 2026 that resulted in $18.8 million less interest incurred period over period, inclusive of the loss on extinguishment associated with their redemptions (refer to Note 5—Long-Term Debt for additional information regarding the senior note redemptions); and (ii) less interest expense incurred on our Credit Agreement due to lower weighted average borrowings outstanding, which decreased from $357.0 million for the year ended December 31, 2023 to $102.1 million for the year ended December 31, 2024.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.

The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Realized cash settlement gains (losses)	$77,203	$99,410
Non-cash mark-to-market derivative gain (loss)	17,783	14,606
Total	$94,986	$114,016
Income Tax Expense: The following table summarizes our pre-tax income and income tax expense for the periods indicated.

	Year Ended December 31,
(in thousands)	2024	2023
Income before income taxes	$1,550,851	$1,035,648
Income tax expense	(300,342)	(155,945)
Our provision for income taxes for the years ended December 31, 2024 and 2023 differs from the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the year ended December 31, 2024 we generated pre-tax net income of $1.6 billion and recorded income tax expense of $300.3 million. During the year ended December 31, 2023, generated pre-tax net income of $1.0 billion and recorded income tax expense of $155.9 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.
For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for development during the year ended December 31, 2024 were $2.1 billion. We expect our total drilling, completion and facilities capital expenditures budget for 2025 to be between $1.9 billion to $2.1 billion. We funded our capital expenditures for 2024 entirely from cash flows from operations, and we expect to fund our 2025 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
During the year ended December 31, 2024, we completed an underwritten public offering of 26.5 million shares of our Class A Common Stock resulting in net cash proceeds of $402.2 million after underwriting discounts and commissions. Additionally, we issued $1.0 billion of 6.25% senior notes due 2033 in a 144A private placement at par. We used the net proceeds from these offerings to (i) fund the tender offer and remaining redemption of our $300 million 7.75% senior notes due 2026; (ii) fund the $743.5 million purchase price of the Bolt-On Acquisition; (iii) repay borrowings outstanding under our credit facility; and (iv) fund other general corporate purposes.

During the year ended December 31, 2024, we declared and paid quarterly base dividends totaling $0.32 per share of Class A Common Stock and distributions totaling $0.32 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). In addition, during the year ended December 31, 2024, we declared and paid variable dividends totaling $0.39 per share of Class A Common Stock and distributions totaling $0.39 per share of Class C Common Stock. The cash dividends and distributions paid to common unitholders totaled $560.9 million for the year ended December 31, 2024. Additionally, we repurchased 3.8 million shares of Class C Common Stock for $61.0 million under our stock repurchase program during the year ended December 31, 2024. Going forward, we plan to return capital to shareholders primarily through our recently enhanced base dividend, in addition to opportunistic share repurchases.
On September 3, 2024, our Board of Directors approved the New Repurchase Program to allow for share repurchases of up to $1 billion on an indefinite basis, replacing our existing $500 million stock repurchase program. The stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors. In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise.
Although we cannot provide any assurance that cash flows from operations or other sources of needed capital will be available to us at acceptable terms, or at all, and noting that our ability to access the public or private debt or equity capital markets at economic terms in the future will be affected by general economic conditions, the domestic and global oil and financial markets, our operational and financial performance, the value and performance of our debt or equity securities, prevailing commodity prices and other macroeconomic factors outside of our control, we believe that based on our current expectations and projections, we will have sufficient capital available to fund our capital expenditure requirements through the 12-month period following the filing of this Annual Report and the long-term.
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$3,411,968	$2,213,499	$1,371,671
Net cash used in investing activities	(3,104,195)	(1,578,379)	(1,205,049)
Net cash (used in) provided by financing activities	97,706	(631,188)	(106,625)
Cash Flows from 2024 Compared to 2023. For the year ended December 31, 2024, we generated $3.4 billion of cash from operating activities, an increase of $1.2 billion from 2023. Cash provided by operating activities increased primarily due to higher production volumes and lower merger and integration expense for the year ended December 31, 2024 as compared to the same 2023 period. These increasing factors were partially offset by lower realized prices for oil and natural gas, higher costs including lease operating expenses, severance and ad valorem taxes, interest expense, GP&T expense, and cash G&A as well as the timing of our receivable collections for the year ended December 31, 2024 as compared to the same 2023 period. Refer to Results of Operations for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
For the year ended December 31, 2024, cash flows from operating activities, proceeds from the issuance of our 2033 Senior Notes and proceeds from an underwritten public offering of 26.5 million Class A shares were used to: (i) fund $2.1 billion of drilling and development cash expenditures; (ii) fund acquisitions of oil and gas properties of approximately $1.0 billion; (iii) redeem $656.4 million of our senior notes; (iv) pay $560.9 million in dividends and cash distributions to holders of our Common Units; and (v) repurchase $61.0 million of our common stock.
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
For the year ended December 31, 2023, cash flows from operating activities, cash on hand, $1.0 billion in proceeds from the issuance of our senior notes due 2032 and sales proceeds from divestitures together with contingent consideration of $175.4 million from the sale of oil and natural gas properties were used to (i) fund $1.5 billion of drilling and development cash expenditures; (ii) repay $830.0 million of borrowings outstanding from Earthstone’s credit facility that were assumed at closing of the Earthstone Merger; (iii) repay net borrowings of $385.0 million under our Credit Agreement; (iv) pay $236.0 million in dividends and cash distributions to holders of our Common Units; (v) fund acquisitions of oil and gas properties of $234.3 million; and (vi) repurchase $162.4 million of our common stock.
Credit Agreement
OpCo, our consolidated subsidiary, has a secured revolving Credit Agreement with a syndicate of banks maturing in February 2028 that, as of December 31, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of December 31, 2024, we had no borrowings outstanding and $2.5 billion in available borrowing capacity, which was net of $2.5 million in letters of credit outstanding.
In connection with the 2024 spring borrowing base redetermination, we entered into the Seventh Amendment to the Credit Agreement, which, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion. The elected commitments and borrowing base were reaffirmed during the fall 2024 borrowing base redetermination that also resulted in us entering into the Eighth Amendment, which, among other things, extended the maturity date from February 2027 to February 2028 and adjusted the applicable margin calculation to a pricing grid based upon borrowing base utilization.
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
Convertible Senior Notes
On March 19, 2021, OpCo issued $150.0 million of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). On March 26, 2021, OpCo issued an additional $20.0 million of Convertible Senior Notes pursuant to the exercise of the underwriters’ over-allotment option to purchase additional notes. These issuances resulted in aggregate net proceeds to OpCo of $163.6 million.
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes as defined below.
The Convertible Senior Notes bear interest at an annual rate of 3.25% and are due on April 1, 2028 unless earlier repurchased, redeemed or converted. The Convertible Senior Notes may become convertible prior to April 1, 2028, upon the occurrence of certain events or conditions being met as disclosed in Note 5—Long-Term Debt under Item 8 of this Annual Report. As of December 31, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes. OpCo can settle the Convertible Senior Notes by paying or delivering cash, shares of the Class A Common Stock, or a combination of cash and Class A Common Stock, at OpCo’s election.
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
Senior Notes
On August 5, 2024, OpCo issued $1.0 billion of 6.25% senior notes due 2033 in a 144A private placement at par that resulted in net proceeds of $986.4 million, after deducting $13.6 million debt issuance costs.

On November 1, 2023, in connection with the Earthstone Merger, OpCo entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031. We recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes.
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
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of December 31, 2024 and through the filing of this Annual Report.
For further information on our Convertible Senior Notes and Senior Unsecured Notes, refer to Note 5—Long-Term Debt under Item 8 of this Annual Report.

Obligations and Commitments
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2024 to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases(1)	$60,242	$46,007	$13,317	$3,561	$2,333	$4,087	$129,547
Finance leases(2)	803	823	843	864	886	205,534	209,753
Purchase obligations(3)	57,578	56,757	15,251	13,233	724	—	143,543
Development obligation(4)	20,000	20,000	—	—	—	—	40,000
Asset retirement obligations(5)	11,646	12,330	3,200	192	1,124	131,597	160,089
Long term debt obligations(6)	—	289,448	550,000	170,000	700,000	2,500,000	4,209,448
Cash interest expense on long-term debt obligations(7)	297,495	282,586	250,771	225,652	202,552	411,918	1,670,974
Total	$447,764	$707,951	$833,382	$413,502	$907,619	$3,253,136	$6,563,354

(1)    Operating leases consist of our office rental agreements, drilling rig contracts and other wellhead equipment. Please refer to Note 16—Leases under Part II, Item 8 of this Annual Report for details on our operating lease commitments.
(2)     Finance leases consist of our ground lease related to the office building we purchased in Midland, Texas. The lease term is ninety-nine years and as a result, the commitments above have been shown at their current present value. Please refer to Note 16—Leases under Part II, Item 8 of this Annual Report for details on our finance lease commitments.
(3) Consists of an energy purchase agreement to buy a minimum amount of electricity at a fixed price or pay for underutilization as well as a take-or-pay agreement to purchase a minimum volume of frac sand at a fixed price. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of these contracts as of December 31, 2024, however actual expenditures may exceed the minimum commitments presented above.
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
(6)    Long-term debt consists of the principal amounts of our senior notes due as of December 31, 2024.
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
Business Combinations
From time to time, we may complete acquisitions that are accounted for as business combinations that require us to recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the acquisition date. Determining fair value requires management’s judgment and involves the use of significant estimates and assumptions with respect to projections of future production volumes, forecasted development costs, pricing and cash flows, discount rates, expectations regarding customer contracts and relationships, reserve risk adjustment factors and other management estimates. The judgments made in the determination of the estimated fair value assigned to the assets acquired, liabilities assumed and any noncontrolling interest, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition. See Note 2—Business Combinations in Item 8 of this Annual Report on Form 10-K.
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
Unproved properties consist of the costs we incur to acquire undeveloped leasehold acreage and unproved reserves. Unproved properties are periodically assessed for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. Changes in our assessment or these factors could result in additional impairment charges of our undeveloped leases.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the year ended December 31, 2024, our oil and gas sales for the year ended December 31, 2024 would have moved up or down $436.3 million for each 10% change in oil prices per Bbl, minimally for each 10% change in natural gas prices per Mcf and $63.8 million for each 10% change in NGL prices per Bbl.
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
The table below summarizes the terms of the derivative contracts we had in place as of December 31, 2024 and additional contracts entered into through February 21, 2025. Refer to Note 8—Derivative Instruments under Item 8 of this Annual Report for open derivative positions as of December 31, 2024.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2025 - March 2025	4,050,000	45,000	$75.21
	April 2025 - June 2025	4,095,000	45,000	73.87
	July 2025 - September 2025	4,140,000	45,000	72.64
	October 2025 - December 2025	4,140,000	45,000	71.60
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(2)
Crude oil basis differential swaps	January 2025 - March 2025	3,932,000	43,689	$1.11
	April 2025 - June 2025	4,095,000	45,000	1.10
	July 2025 - September 2025	4,140,000	45,000	1.10
	October 2025 - December 2025	4,140,000	45,000	1.10
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil roll differential swaps	January 2025 - March 2025	3,932,000	43,689	$0.43
	April 2025 - June 2025	4,095,000	45,000	0.44
	July 2025 - September 2025	4,140,000	45,000	0.44
	October 2025 - December 2025	4,140,000	45,000	0.44
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil swap transactions are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.
(3)    These crude oil roll swap transactions are settled based on the difference between the arithmetic average of NYMEX WTI calendar month prices and the physical crude oil delivery month price.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2025 - March 2025	11,070,000	123,000	$3.44
	April 2025 - June 2025	11,193,000	123,000	3.12
	July 2025 - September 2025	11,316,000	123,000	3.43
	October 2025 - December 2025	11,316,000	123,000	3.85
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	January 2025 - March 2025	11,070,000	123,000	$(0.83)
	April 2025 - June 2025	11,193,000	123,000	(1.35)
	July 2025 - September 2025	11,316,000	123,000	(1.23)
	October 2025 - December 2025	11,316,000	123,000	(1.25)
	January 2026 - March 2026	8,190,000	91,000	(1.09)
	April 2026 - June 2026	8,281,000	91,000	(2.27)
	July 2026 - September 2026	8,372,000	91,000	(1.29)
	October 2026 - December 2026	8,372,000	91,000	(0.98)
	January 2027 - March 2027	12,600,000	140,000	(0.46)
	April 2027 - June 2027	12,740,000	140,000	(1.11)
	July 2027 - September 2027	12,880,000	140,000	(0.62)
	October 2027 - December 2027	12,880,000	140,000	(0.87)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas Waha Hub price and the NYMEX price of natural gas during each applicable monthly settlement period.
Changes in the fair value of derivative contracts from December 31, 2023 to December 31, 2024, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2023	$93,573
Commodity hedge contract settlement payments, net of any receipts	(77,203)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	94,986
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$111,356

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2024 would cause a $154.3 million increase or decrease, respectively, in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of December 31, 2024 would cause a $14.0 million increase or decrease, respectively, in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of December 31, 2024, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Permian Resources Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimation of oil and natural gas reserves on depletion expense related to proved oil and natural gas properties

As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development costs are depleted on a units-of-production method, which is based on the estimated oil and natural gas reserves remaining. For the year ended December 31, 2024, the Company recorded depletion expense of proved oil and natural gas properties included in total depreciation, depletion and amortization expense of $1.8 billion. The estimation of economically recoverable proved oil and natural gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, development cost assumptions and oil and natural gas prices. The Company annually engages independent reserve engineers to estimate the proved oil and natural gas reserves and the Company’s internal reserve engineers update the estimates of proved oil and natural gas reserves on a quarterly basis.

We identified the estimation of oil and natural gas reserves on depletion expense related to proved oil and natural gas properties as a critical audit matter. There was a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, which is a significant input into the calculation of depletion. Subjective auditor judgment was required to evaluate the assumptions used by the Company related to forecasted production, development costs, and oil and natural gas pricing.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate depletion expense related to proved oil and natural gas properties. This included controls related to the assumptions used in the proved oil and natural gas reserves estimate, and to calculate depletion expense. We evaluated (1) the professional qualifications of the Company’s internal reserve engineers as well as the independent reserve engineers and independent engineering firm, (2) the knowledge, skills, and ability of the Company’s internal and independent reserve engineers, and (3) the relationship of the independent reserve engineers and independent engineering firm to the Company. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We assessed the data used in the average of the first-day-of-the-month pricing assumptions used in the internal reserve engineers’ and the independent reserve engineers’ estimates of the proved reserves by comparing them to publicly available oil and natural gas benchmark pricing data, and existing contractual arrangements. We evaluated assumptions used in the internal reserve engineers’ and independent reserve engineers’ estimates regarding future development costs by comparing them to historical costs. Additionally, we compared the forecasted production volumes to historical production, and we compared the Company’s historical production forecasts to actual production volumes to assess the Company’s ability to accurately forecast. We read the report of the Company’s independent reserve engineers in order to understand the methods and assumptions used by the independent reserve engineers in connection with our evaluation of the Company’s reserve estimates. We compared reserve quantity information to the corresponding information used for depletion expense and recalculated the depletion expense for compliance with regulatory standards.

/s/ KPMG LLP
We have served as the Company’s auditor since 2014.
Dallas, Texas
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Permian Resources Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Permian Resources Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Dallas, Texas
February 26, 2025

PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$479,343	$73,290
Accounts receivable, net	530,452	481,060
Derivative instruments	85,509	70,591
Prepaid and other current assets	26,290	25,451
Total current assets	1,121,594	650,392
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,990,441	2,401,317
Proved properties	18,595,780	15,036,687
Accumulated depreciation, depletion and amortization	(5,163,124)	(3,401,895)
Total oil and natural gas properties, net	15,423,097	14,036,109
Other property and equipment, net	50,381	43,647
Total property and equipment, net	15,473,478	14,079,756
Noncurrent assets
Operating lease right-of-use assets	119,703	59,359
Other noncurrent assets	183,125	176,071
TOTAL ASSETS	$16,897,900	$14,965,578

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,198,418	$1,167,525
Operating lease liabilities	57,216	33,006
Other current liabilities	71,703	41,022
Total current liabilities	1,327,337	1,241,553
Noncurrent liabilities
Long-term debt, net	4,184,233	3,848,781
Asset retirement obligations	148,443	121,417
Deferred income taxes	602,379	422,627
Operating lease liabilities	64,288	28,302
Other noncurrent liabilities	52,701	73,150
Total liabilities	6,379,381	5,735,830
Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 707,388,380 shares issued and 703,774,082 shares outstanding at December 31, 2024 and 544,610,984 shares issued and 540,789,758 shares outstanding at December 31, 2023	71	54
Class C: 99,599,640 shares issued and outstanding at December 31, 2024 and 230,962,833 shares issued and outstanding at December 31, 2023	10	23
Additional paid-in capital	8,056,552	5,766,881
Retained earnings (accumulated deficit)	1,081,895	569,139
Total shareholders’ equity	9,138,528	6,336,097
Noncontrolling interest	1,379,991	2,893,651
Total equity	10,518,519	9,229,748
TOTAL LIABILITIES AND EQUITY	$16,897,900	$14,965,578
The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Operating revenues
Oil and gas sales	$5,000,734	$3,120,893	$2,131,265
Operating expenses
Lease operating expenses	685,172	373,772	171,867
Severance and ad valorem taxes	377,731	240,762	155,724
Gathering, processing and transportation expenses	183,602	89,282	97,915
Depreciation, depletion and amortization	1,776,673	1,007,576	444,678
General and administrative expenses	174,630	161,855	159,554
Merger and integration expense	18,064	125,331	77,424
Impairment and abandonment expense	9,912	6,681	3,875
Exploration and other expenses	30,791	19,337	11,378
Total operating expenses	3,256,575	2,024,596	1,122,415
Net gain (loss) on sale of long-lived assets	375	211	(1,314)
Income from operations	1,744,534	1,096,508	1,007,536

Other income (expense)
Interest expense	(304,756)	(177,209)	(95,645)
Net gain (loss) on derivative instruments	94,986	114,016	(42,368)
Other income (expense)	16,087	2,333	609
Total other income (expense)	(193,683)	(60,860)	(137,404)

Income before income taxes	1,550,851	1,035,648	870,132
Income tax expense	(300,342)	(155,945)	(120,292)
Net income	1,250,509	879,703	749,840
Less: Net income attributable to noncontrolling interest	(265,808)	(403,397)	(234,803)
Net income attributable to Class A Common Stock	$984,701	$476,306	$515,037

Income per share of Class A Common Stock:
Basic	$1.54	$1.36	$1.80
Diluted	$1.45	$1.24	$1.61

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,250,509	$879,703	$749,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,776,673	1,007,576	444,678
Stock-based compensation expense - equity awards	60,399	78,418	116,480
Stock-based compensation expense - liability awards	—	—	(24,174)
Impairment and abandonment expense	9,912	6,681	3,875
Deferred tax expense	299,019	152,383	119,679
Net (gain) loss on sale of long-lived assets	(375)	(211)	1,314
Non-cash portion of derivative (gain) loss	(17,783)	(14,606)	(77,737)
Amortization of debt issuance costs, discount and premium	6,563	11,326	15,362
Loss on extinguishment of debt	8,585	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(51,396)	36,336	(66,824)
(Increase) decrease in prepaid and other assets	(8,491)	(27,267)	(1,751)
Increase (decrease) in accounts payable and other liabilities	78,353	83,160	90,929
Net cash provided by operating activities	3,411,968	2,213,499	1,371,671
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(1,047,128)	(234,288)	(8,858)
Drilling and development capital expenditures	(2,060,667)	(1,524,899)	(771,577)
Cash (paid) received for businesses acquired in mergers, net of cash received	—	39,832	(496,671)
Purchases of other property and equipment	(12,845)	(34,483)	(3,563)
Contingent considerations received related to divestiture	—	60,000	—
Proceeds from sales of oil and natural gas properties	16,445	115,459	75,620
Net cash used in investing activities	(3,104,195)	(1,578,379)	(1,205,049)
Cash flows from financing activities:
Proceeds from equity offering, net	402,211	—	—
Proceeds from borrowings under revolving credit facility	1,965,000	1,950,000	1,115,000
Repayment of borrowings under revolving credit facility	(1,965,000)	(2,335,000)	(755,000)
Repayment of credit facility acquired in mergers	—	(830,000)	(400,000)
Proceeds from issuance of senior notes	1,000,000	997,500	—
Debt issuance and redemption costs	(26,498)	(15,169)	(19,833)
Redemption of senior notes	(656,351)	—	—
Proceeds from exercise of stock options	257	534	109
Share repurchases	(61,048)	(162,420)	(19,010)
Dividends paid	(466,915)	(141,947)	(14,426)
Distributions paid to noncontrolling interest owners	(93,950)	(94,686)	(13,465)
Net cash (used in) provided by financing activities	97,706	(631,188)	(106,625)
Net increase (decrease) in cash, cash equivalents and restricted cash	405,479	3,932	59,997
Cash, cash equivalents and restricted cash, beginning of period	73,864	69,932	9,935
Cash, cash equivalents and restricted cash, end of period	$479,343	$73,864	$69,932

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information
Cash paid for interest	$267,081	$140,069	$60,700
Cash paid for income taxes	6,818	3,603	613
Supplemental non-cash activity
Equity issued and long-term debt assumed to acquire oil and gas properties via mergers	$100,371	$4,873,949	$3,317,797
Accrued capital expenditures included in accounts payable and accrued expenses	291,574	325,069	166,062
Deferred tax liability assumed in asset acquisition and merger	—	344,223	—
Asset retirement obligations incurred, including revisions to estimates	34,683	83,446	22,648
Dividends payable	8,534	3,504	1,059
Reconciliation of cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$479,343	$73,290	$59,545
Restricted cash(1)	—	574	10,387
Total cash, cash equivalents and restricted cash	$479,343	$73,864	$69,932

(1)    Included in Prepaid and other current assets as of December 31, 2023 and included in Prepaid and other current assets and Other noncurrent assets as of December 31, 2022 in the consolidated balance sheets.

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	294,261	$29	—	$—	$3,013,017	$(262,326)	$2,750,720	$—	$2,750,720
Restricted stock issued	6,692	1	—	—	(1)	—	—	—	—
Issuance of Class C Common Stock, net of tax	—	—	269,300	27	(412,734)	—	(412,707)	2,499,914	2,087,207
Taxes payable attributable to noncontrolling interest owners	—	—	—	—	—	—	—	(704)	(704)
Restricted stock forfeited	(225)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(2,396)	—	—	—	(18,102)	—	(18,102)	—	(18,102)
Issuance of Common Stock under Employee Stock Purchase Plan	120	—	—	—	604	—	604	—	604
Performance stock issued less stock used for tax withholding	159	—	—	—	(908)	—	(908)	—	(908)
Stock-based compensation - equity awards	—	—	—	—	116,480	—	116,480	—	116,480
Stock option exercises	29	—	—	—	109	—	109	—	109
Dividends	—	—	—	—	—	(15,485)	(15,485)	—	(15,485)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(13,465)	(13,465)
Net income	—	—	—	—	—	515,037	515,037	234,803	749,840
Balance at December 31, 2022	298,640	30	269,300	27	2,698,465	237,226	2,935,748	2,720,548	5,656,296
Restricted stock issued	1,204	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	161,166	16	—	—	2,288,014	—	2,288,030	—	2,288,030
Issuance of Class C Common, net of tax	—	—	49,534	5	(164,494)	—	(164,489)	864,919	700,430
Restricted stock forfeited	(814)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(6,761)	(1)	—	—	(75,959)	—	(75,960)	—	(75,960)
Share repurchases - Class C	—	—	(7,202)	(1)	1	—	—	(86,460)	(86,460)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	10,372	1	—	—	(1)	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	78,418	—	78,418	—	78,418
Stock option exercises	79	—	—	—	534	—	534	—	534
Dividends	—	—	—	—	—	(144,393)	(144,393)	—	(144,393)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(94,683)	(94,683)
Conversion of common shares from Class C to Class A, net of tax	80,669	8	(80,669)	(8)	934,713	—	934,713	(905,102)	29,611
Equity impact from transactions effecting Common Units, net of tax of $2.0 million	—	—	—	—	6,949	—	6,949	(8,968)	(2,019)
Net income	—	—	—	—	—	476,306	476,306	403,397	879,703
Balance at December 31, 2023	544,611	54	230,963	23	5,766,881	569,139	6,336,097	2,893,651	9,229,748

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	2,476	—	—	—	—	—	—	—	—
Restricted stock forfeited	(735)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(3,800)	—	—	—	—	(61,048)	(61,048)
Issuance of Class A Common Stock	32,742	4	—	—	502,579	—	502,583	—	502,583
Performance stock vested and issued	709	—	—	—	—	—	—	—	—
Stock-based compensation - equity awards	—	—	—	—	60,399	—	60,399	—	60,399
Stock option exercises	22	—	—	—	257	—	257	—	257
Dividends	—	—	—	—	—	(471,945)	(471,945)	—	(471,945)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(93,950)	(93,950)
Conversion of common shares from Class C to Class A, net of tax	127,563	13	(127,563)	(13)	1,744,570	—	1,744,570	(1,647,914)	96,656
Equity impact from transactions effecting Common Units, net of tax of $5.3 million	—	—	—	—	(18,134)	—	(18,134)	23,444	5,310
Net income	—	—	—	—	—	984,701	984,701	265,808	1,250,509
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519

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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, its subsidiary OpCo and OpCo’s wholly-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of 3 months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. Such amounts are not present as of December 31, 2024 and are included in Prepaid and other current assets as of December 31, 2023 in the consolidated balance sheets.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had no allowance for doubtful accounts as of December 31, 2024 and December 31, 2023.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk and Other Concentrations
Permian Resources is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below summarizes the purchasers that accounted for 10% or more of the Company’s total net revenues for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Shell Trading (US) Company	31%	20%	21%
Enterprise Crude Oil, LLC	19%	30%	18%
BP America	11%	20%	34%
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and natural gas properties for the years ended December 31, 2024, 2023 and 2022.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company evaluates unproved properties for impairment based on remaining lease term, drilling results, reservoir performance, seismic interpretation or future plans to develop acreage. Any portion of unproved properties deemed unlikely to be developed for proved reserves or otherwise determined to be recoverable is charged as impairment expense upon such determination. Impairments of unproved properties are included in Impairment and abandonment expense in the consolidated statements of operations.
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
Derivative Financial Instruments
In order to mitigate its exposure to oil and natural gas price volatility, the Company may periodically use derivative instruments, such as swaps, costless collars, basis swaps, and other similar agreements. The Company’s derivatives have not been designated as hedges for accounting purposes.
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
Revenue Recognition
The Company derives revenue primarily from the sale of produced oil, natural gas, and NGLs. Revenue is recognized when a performance obligation is satisfied by transferring control of the produced oil, natural gas or NGLs to the customer. For all commodity products, the Company records revenue in the month production is delivered to the purchaser based on estimates of the amount of production delivered to the purchaser and the price the Company will receive. Payments are generally received between 30 and 60 days after the date of production. Variances between estimated sales and actual amounts received are typically insignificant and are recorded in the month payment is received. Refer to Note 15—Revenues for additional information.
Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of OpCo, as well as any stand-alone income generated by the Company. OpCo is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, OpCo is not subject to U.S. federal and certain state and local income taxes. Any taxable income generated by OpCo is passed through to and included in the taxable income of its members, including the Company, on a pro rata basis.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock-Based Compensation
The Company’s stock-based compensation consists of grants of restricted stock, stock options, and performance stock units to employees and directors. The Company determines compensation expense related to all equity-based awards based on their estimated fair value, and such expense is recognized on a straight-line basis over the applicable service period of the award. For cash settled awards classified as liabilities, compensation expense is estimated based on the fair value of the awards as of the balance sheet date, and such expense is recognized ratably over the period in which the award is expected to be paid. See Note 7—Stock-Based Compensation for additional information regarding the Company’s stock-based compensation.
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
Segment Reporting
The nature of the Company’s operations and geographical location of such are concentrated to exploration and production of oil and natural gas within the Permian Basin. The Company’s chief operating decision maker (“CODM”) is each of its Co-Chief Executive Officers who manage and review the Company’s operations on a consolidated basis. Accordingly, the Company operates in one reportable segment.
The CODM uses consolidated net income to measure profit or loss, assess performance and make key operating decisions. Additionally, the CODM utilizes cash flows to facilitate investment decisions, including determining future levels of developmental capital expenditures, assessing potential acquisitions and divestitures, assessing appropriate returns of capital to shareholders and other strategic sources and uses of capital. The CODM does not generally evaluate performance using asset information. Consolidated net income and all significant expenses are reported within the Company’s consolidated statements of operations while cash flows are presented on the Company’s consolidated statement of cash flows.
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public business entities to disclose specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s financial statements.
Note 2—Business Combinations
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
Purchase Price Allocation

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bolt-On Acquisition has been accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition closing date, which requires judgment and certain estimates and assumptions to be made. Oil and natural gas properties were valued using an income-based approach, which incorporates a discounted cash flow method. The pro forma impact of this business combination to revenues and net income is not disclosed as it was deemed not to have a material impact on the Company’s results of operations.
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
Earthstone Merger
On November 1, 2023 the Company completed its merger (the “Earthstone Merger”) with Earthstone Energy, Inc. (“Earthstone”). In connection with the Earthstone Merger, the Board of Directors of both companies unanimously determined (i) each share of Earthstone Class A common stock was converted into the right to receive 1.446 shares (the “Exchange Ratio”) of Permian Resources Class A Common Stock, (ii) each share of Earthstone Class B common stock was converted into the right to receive 1.446 shares of Permian Resources Class C Common Stock and (iii) each common unit of Earthstone Energy Holdings, LLC (“Earthstone OpCo”), a subsidiary of Earthstone, representing limited liability company membership interests in Earthstone OpCo (the “Earthstone OpCo Unit holders”) was converted into the right to receive a number of common units representing limited liability company interests in OpCo (“Common Units”) equal to the Exchange Ratio. As a result, the Company issued 161.2 million shares of its Class A Common Stock and 49.5 million shares of its Class C Common Stock to Earthstone stockholders under the terms of the merger agreement governing the Earthstone Merger.
Earthstone was an independent oil and gas company engaged in the operation and development of oil and natural gas properties in the Permian Basin in both Texas and New Mexico. Earthstone’s assets consisted of approximately 167,000 net leasehold acres in the Midland Basin and 56,000 net leasehold acres in the Delaware Basin, and Earthstone’s Delaware Basin acreage was offset to Permian Resources’ existing acreage in Lea and Eddy Counties. The Earthstone Merger was completed to drive long-term accretion across the Company’s key financial and operating metrics, enhance shareholder returns, improve capital efficiency, and add significant core inventory locations to the Company’s existing position in the Permian Basin.
Purchase Price Allocation
The Earthstone Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, with the Company being identified as the accounting acquirer. Under the acquisition method of accounting, the assets acquired and liabilities assumed are recorded at their respective fair values as of the Earthstone Merger closing date, which requires judgment and certain estimates and assumptions to be made. Oil and natural gas properties were valued using an income-based approach, which incorporates a discounted cash flow method. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all reserves obtained in connection with the Earthstone Merger and the associated pre-tax future net cash flows. The individuals performing reserves

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The fair value of Earthstone’s outstanding senior notes was based on unadjusted quoted prices for these same notes in an active market. The value of derivative instruments was based on Level 2 inputs similar to the Company's other commodity price derivatives. Refer to Note 9—Fair Value Measurements for additional information on fair value measurements.
The purchase price allocation was finalized during the year ended December 31, 2024. The following table represents the final merger consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Earthstone Merger.

(in thousands, except share and per share data)	Earthstone Merger Consideration
Share consideration
Shares of Earthstone Class A common Stock	111,456,669
Shares of Earthstone Class B common Stock	34,255,640
Total Earthstone common stock exchanged	145,712,309
Exchange Ratio	1.446
Shares of Permian Resources Class A Common Stock issued as merger consideration	161,166,344
Shares of Permian Resources Class C Common Stock issued as merger consideration	49,533,655
Total Permian Resources common stock issued as merger consideration	210,699,999
Permian Resources Class A Common Stock price on November 1, 2023(1)	$14.20
Class A Share Consideration	$2,288,030
Class C Common Stock per share fair value on November 1, 2023(2)	$13.19
Class C Share Consideration	$653,349
Total Merger Consideration	$2,941,379

Fair value of assets acquired:	Purchase Price Allocation
Cash and cash equivalents	$39,832
Accounts receivable, net	229,828
Prepaid and other assets	53,903
Derivative instruments	862
Operating lease right-of-use assets	10,180
Unproved oil and natural gas properties	938,708
Proved oil and natural gas properties	4,498,192
Other property & equipment, net	1,967
Total assets acquired	$5,773,472

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$457,283
Derivative instruments	36,361
Long-term debt, net	1,932,570
Asset retirement obligations	71,854
Deferred Taxes	307,126
Operating lease liabilities	10,180
Other liabilities, net	16,719
Total liabilities assumed	$2,832,093
Net assets acquired	$2,941,379
(1)    The fair value of the common stock issued was based on the adjusted closing price of the Company’s Class A Common Stock on November 1, 2023 of $14.20.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Earthstone Merger, the Company incurred certain merger-related integration and transaction costs that are expensed as incurred. For the years ended December 31, 2024 and 2023, the Company recognized transaction costs of $18.1 million and $106.9 million, respectively, which are included in Merger and integration expense in the consolidated statements of operations. These costs primarily relate to bankers’ advisory, legal, consultancy and accounting fees, as well as severance and related benefits for employees that were terminated in connection with the Earthstone Merger.
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
Colgate Merger
On September 1, 2022, the Company completed its merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”) and Colgate Energy Partners III MidCo, LLC (the “Colgate Unit holder”), and all membership interests issued and outstanding immediately prior to the closing were converted into Common Units equal to the number of shares of the Company’s Class A Common Stock that were outstanding immediately prior to the closing. All of the Colgate Unit holder’s membership interests in Colgate were exchanged for 269,300,000 shares of Class C Common Stock, 269,300,000 Common Units and $525 million in cash consideration. The Merger Agreement provided for the combination of a merger of equals transaction, with OpCo continuing as the surviving legal entity in the Colgate Merger and a subsidiary of the Company.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma financial information for the year ended December 31, 2022 has been prepared from the respective historical consolidated financial statements of the Company and has been adjusted to reflect the Colgate Merger as if it had been completed on January 1, 2021.
The pro forma information is not necessarily indicative of the results that might have occurred had the Colgate Merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

Year Ended December 31,
2022
Total Revenue	$3,233,675
Net Income	489,596

Earnings per share:
Basic	$1.70
Diluted	1.52
Note 3—Acquisitions and Divestitures
2024 Asset Acquisitions
During the year ended December 31, 2024, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $392.3 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.
2023 Asset Acquisitions
During the year ended December 31, 2023, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $219 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.
2023 SWD Divestiture
On March 13, 2023, the Company completed the sale of its operated saltwater disposal wells and the associated produced water infrastructure in Reeves County, Texas. The total cash consideration received at closing was $125 million of which $65 million was directly related to the sale and transfer of control of its water assets, while the remaining $60 million consisted of contingent consideration that is tied to the Company’s future drilling, completion and water connection activity in Reeves County, Texas. The $60 million of contingent consideration will require repayment if certain performance obligations through September 2026 are not met, and it has been recorded as a liability within the Company’s consolidated balance sheet accordingly. All performance obligations have been met during the payment periods and as of December 31, 2024, the remaining balance of the contingent consideration was $40 million. There was no gain or loss recognized as a result of this divestiture.
Note 4—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued oil and gas sales receivable, net	$326,393	$345,982
Joint interest billings, net	188,474	123,160
Accrued derivative settlements receivable	8,585	8,228
Other	7,000	3,690
Accounts receivable, net	$530,452	$481,060

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accounts payable	$45,965	$94,533
Accrued capital expenditures	267,213	271,569
Revenues payable	589,454	527,470
Accrued employee compensation and benefits	28,550	29,836
Accrued interest	121,204	100,882
Accrued expenses and other	146,032	143,235
Accounts payable and accrued expenses	$1,198,418	$1,167,525
Note 5—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Credit Facility due 2028	$—	$—

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
7.75% Senior Notes due 2026	—	300,000
6.875% Senior Notes due 2027	—	356,351
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	500,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	—
Unamortized debt issuance costs on Senior Notes	(31,545)	(23,149)
Unamortized debt (discount)/premium	6,330	6,131
Senior Notes, net	4,184,233	3,848,781

Total long-term debt, net	$4,184,233	$3,848,781
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) that, as of December 31, 2024, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of December 31, 2024, the Company had no borrowings outstanding and $2.5 billion in available borrowing capacity, net of $2.5 million in letters of credit outstanding.
In connection with the spring borrowing base redetermination in April 2024, the Company entered into the seventh amendment to its Credit Agreement (the “Seventh Amendment”). The Seventh Amendment, among other things, increased the elected commitments under the Credit Agreement to $2.5 billion from $2.0 billion and reaffirmed the borrowing base at $4.0 billion. The elected commitments and borrowing base were reaffirmed during the fall 2024 borrowing base redetermination resulting in an amendment to our Credit Agreement, which, among other things, extended the maturity date from February 2027 to February 2028 and adjusted the applicable margin calculation to a pricing grid based upon borrowing base utilization.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which is set at $2.5 billion as of December 31, 2024; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of December 31, 2024.
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
The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. Before January 3, 2028, noteholders have the right to convert their Convertible Senior Notes (i) upon the occurrence of certain events; (ii) if the Company’s share price exceeds 130% of the conversion price for any 20 trading days during the last 30 consecutive trading days of a calendar quarter, after June 30, 2021; or (iii) if the trading price per $1,000 principal amount of the notes is less than 98% of the Company’s share price multiplied by the conversion rate, for a 10 consecutive trading day period. In addition, after January 2, 2028, noteholders may convert their Convertible Senior Notes at any time at their election through the second scheduled trading day immediately before the April 1, 2028 maturity date. As of December 31, 2024, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the first quarter of 2025.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. The initial conversion rate was 159.2610 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes, which represents an initial conversion price of approximately $6.28 per share of Class A Common Stock. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events (as defined in the indenture governing the Convertible Senior Notes) which, in certain circumstances, will increase the conversion rate for a specified period of time. As of December 31, 2024, the conversion rate was adjusted to 172.9908 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid. In the context of this debt issuance, we refer to the notes as convertible in accordance with ASC 470 - Debt. However, per the terms of the Convertible Senior Notes’ indenture, the Convertible Senior

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes were issued by OpCo and are exchangeable into shares of the Company’s Class A Common Stock.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of December 31, 2024, the net liability related to the Convertible Senior Notes was $166.8 million.
Capped Called Transactions
In connection with the issuance of the Convertible Senior Notes in March 2021, OpCo entered into privately negotiated capped call spread transactions with option counterparties (the “Capped Call Transactions”). The Capped Call Transactions cover the aggregate number of shares of Class A Common Stock that initially underlie the Convertible Senior Notes and are expected to (i) generally reduce potential dilution to the Class A Common Stock upon a conversion of the Convertible Senior Notes, and/or; (ii) offset any cash payments OpCo is required to make in excess of the principal amount of the Convertible Senior Notes, subject to a cap. The Capped Call Transactions have an initial strike price of $6.28 per share of Class A Common Stock and an initial capped price of $8.4525 per share of Class A Common Stock, each of which are subject to certain customary adjustments upon the occurrence of certain corporate events, as defined in the capped call agreements. The cost of the Capped Call Transactions was $14.7 million and was recorded to Additional Paid-In Capital in the consolidated balances sheets and will not be subject to remeasurement each reporting period.
Senior Unsecured Notes
On August 5, 2024, OpCo issued at par $1.0 billion of 6.25% senior notes due 2033 (the “2033 Senior Notes”) in a 144A private placement that resulted in net proceeds to the Company of $986.4 million, after deducting $13.6 million debt issuance costs. Interest is payable on the 2033 Senior Notes semi-annually in arrears each August 1 and February 1. The Company used the net proceeds from the 2033 Senior Notes to (i) fund the redemption of its 2026 7.75% Senior Notes (discussed below); (ii) fund a portion of the purchase price of the Bolt-On Acquisition (discussed in Note 2—Business Combinations); and (iii) repay a portion of borrowings outstanding under its credit facility. On or after August 1, 2027, OpCo may, on any one or more occasions, redeem all or a portion of the 2033 Senior Notes at a redemption price decreasing annually from 103.125% to 100% of the principal amount redeemed plus accrued and unpaid interest.
On November 1, 2023, in connection with the Earthstone Merger, the Company entered into supplemental indentures whereby all of Earthstone’s outstanding senior notes were assumed and became the senior unsecured debt obligations of OpCo. The senior notes assumed by OpCo included $550 million of 8.00% senior notes due 2027 (the “2027 8.00% Senior Notes”) and $500 million of 9.875% senior notes due 2031 (the “2031 Senior Notes”). The Company recorded the acquired senior notes at their fair values as of the Earthstone Merger closing date, which were equal to 102.86% of par (a $15.7 million premium) for the 2027 8.00% Senior Notes and 107.37% of par (a $36.8 million premium) for the 2031 Senior Notes. Interest on the 2027 8.00% Senior Notes is paid semi-annually in arrears on April 15 and October 15 of each year and interest on the 2031 Senior Notes is paid semi-annually in arrears on January 15 and July 15 of each year. Since April 15, 2024 (for the 2027 8.00% Senior Notes) and beginning on or after July 15, 2026 (for the 2031 Senior Notes), OpCo may, on any one or more occasions, redeem all or a portion of the acquired senior notes at a redemption price decreasing annually from 106% to 100% (for the 2027 8.00% Senior Notes) and 104.94% to 100% (for the 2031 Senior Notes) of the principal amount redeemed plus accrued and unpaid interest. Refer to Note 17—Subsequent Events for additional information regarding the partial redemption of the 2031 Senior Notes that occurred subsequent to the period ended December 31, 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On November 30, 2017, OpCo issued $400.0 million of 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) and on March 15, 2019, OpCo issued $500.0 million of 6.875% senior notes due 2027 (the “2027 6.875% Senior Notes” and, together with the 2027 8.00% Senior Notes, 2031 Senior Notes, 2032 Senior Notes, 2026 5.375% Senior Notes, 2029 Senior Notes and the 2026 7.75% Senior Notes, the “Senior Unsecured Notes”) in 144A private placements. In May 2020, $110.6 million aggregate principal amount of the 2026 5.375% Senior Notes and $143.7 million aggregate principal amount of the 2027 6.875% Senior Notes were validly tendered and exchanged by certain eligible bondholders for consideration consisting of $127.1 million aggregate principal amount of 8.00% second lien senior secured notes, which were fully redeemed at par in connection with the Convertible Senior Notes issuance during the second quarter of 2021. On April 5, 2024 all of OpCo’s remaining outstanding 2027 6.875% Senior Notes were redeemed at a price equal to 100% of the aggregate principal amount outstanding of $356.4 million.
As of December 31, 2024, the remaining aggregate principal amount of the 2026 5.375% Senior Notes outstanding was $289.4 million. Interest is payable on the 2026 5.375% Senior Notes semi-annually in arrears each January 15 and July 15. Since January 15, 2023, OpCo may, on any one or more occasions, redeem all or a portion of the 2026 5.375% Senior Notes at a redemption price of 100% of the principal amount redeemed plus accrued and unpaid interest.
The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
At any time prior to July 15, 2026 (for the 2031 Senior Notes), January 15, 2027 (for the 2032 Senior Notes) and August 1, 2027 (for the 2033 Senior Notes) the "Optional Redemption Dates,” OpCo may, on any one or more occasions, redeem up to 35% (for the 2031 Senior Notes) and 40% (for the 2032 and 2033 Senior Notes) of the aggregate principal amount of each series of Senior Unsecured Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 109.875% (for the 2031 Senior Notes), 107.000% (for the 2032 Senior Notes) and 106.25% (for the 2033 Senior Notes) of the principal amount of the Senior Unsecured Notes of the applicable series redeemed, plus accrued and unpaid interest to the date of redemption; provided that at least 65% (for the 2031 Senior Notes) and 60% (for the 2032 and 2033 Senior Notes) of the aggregate principal amount of each such series of Senior Unsecured Notes remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of December 31, 2024 and through the filing of this Annual Report.
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
Note 6—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the periods presented:

(in thousands)	December 31, 2024	December 31, 2023
Asset retirement obligations, beginning of period	$121,417	$40,947
Liabilities assumed in mergers and acquisitions	24,204	79,114
Liabilities incurred	10,964	4,056
Liabilities divested and settled	(5,435)	(6,552)
Accretion expense	9,424	3,576
Revision to estimated cash flows	(485)	276
Asset retirement obligations, end of period	160,089	121,417
Less current portion(1)	(11,646)	—
Asset retirement obligations - long-term, end of period	$148,443	$121,417
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Equity Awards
Restricted stock	$26,216	$34,762	$36,825
Stock option awards	—	1	80
Performance stock units	34,183	43,655	79,282
Other stock-based compensation expense(1)	—	—	293
Total stock-based compensation - equity awards	60,399	78,418	116,480
Liability Awards
Performance stock units	—	—	(14,789)
Total stock-based compensation expense	$60,399	$78,418	$101,691

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
In connection with the Colgate Merger, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Second A&R Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Second A&R Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. During the years ended December 31, 2024, 2023 and 2022 a total of forty-eight employees and two non-employee directors had Qualifying Terminations related to the Colgate Merger, all of which received accelerated vesting of their unvested stock awards or had changes in their service periods resulting in modifications of such impacted stock awards. These modifications resulted in an increase to total stock-based compensation expense of $14.6 million, $40.0 million and $46.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables. As of September 1, 2024, no additional Qualifying Terminations pursuant to the Second A&R Severance Plan can occur as a result of the Colgate Merger.
Restricted Stock
The following table provides information about restricted stock activity during the year ended December 31, 2024:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2023	3,821,231	$8.58
Granted	2,475,559	14.90
Vested	(1,947,806)	10.12
Forfeited	(734,681)	11.07
Unvested balance as of December 31, 2024	3,614,303	12.64
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a three to five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average fair value for restricted stock granted was $14.90, $10.99 and $7.92 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of restricted stock that vested for the years ended December 31, 2024, 2023 and 2022 was $19.7 million, $35.8 million and $35.7 million, respectively. Unrecognized compensation cost related to restricted

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares that were unvested as of December 31, 2024 was $31.9 million, which the Company expects to recognize over a weighted average period of 2.2 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over their three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Class A Common Stock on the grant date. Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. No stock options were granted during the years ended December 31, 2024, 2023 and 2022.
The following table provides information about stock option awards outstanding during the year ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	681,699	$16.64
Granted	—	—
Exercised	(22,666)	11.26		$127
Forfeited	—	—
Expired	(271,000)	17.86
Outstanding as of December 31, 2024	388,033	16.10	3.0	$628
Exercisable as of December 31, 2024	388,033	16.10	3.0	$628
The total fair value of stock options that vested and the intrinsic value of the stock options exercised during the years ended December 31, 2024, 2023 and 2022 were minimal. As of December 31, 2024, there was no unrecognized compensation cost related to unvested stock options.
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
Each of our Co-Chief Executive Officers received performance-based restricted stock unit awards in September 2022 (the “2022 PSUs”) which were split into three tranches with performance period end dates at the end of 2025, 2026 and 2027 and with service periods corresponding to those same performance periods. During the third quarter of 2024, the Compensation Committee amended the 2022 PSUs to deem the service requirement portion of the 2022 PSUs met on each of the three tranches as of September 1, 2025, which is consistent with the three-year service requirement for other performance-based restricted stock awards granted by the Company. Following September 1, 2025, each tranche of the 2022 PSUs will continue to be subject to the original performance-based conditions, including no changes to the performance period, and will continue to vest, if at all, based on the satisfaction of the original performance conditions at year-end 2025, 2026 and 2027. In accordance with ASC 718, no incremental stock-based compensation was recognized as a result of these modifications, instead the remaining unrecognized compensation cost will be recognized over the modified requisite service period.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the key assumptions and related information used to determine the fair value of PSUs measured during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Weighted average fair value per share	$24.81	$18.19	$12.59
Weighted Average Expected implied stock volatility	43.9%	55.4%	72.3%
Weighted Average risk-free interest rate	4.3%	4.2%	3.2%
The following table provides information about PSUs outstanding during the year ended December 31, 2024:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2023	5,019,425	$15.18
Granted	739,738	24.81
Vested(1)	(283,462)	20.81
Forfeited	(132,302)	20.12
Unvested balance as of December 31, 2024	5,343,399	16.54
(1)     This balance includes vested PSU awards as of December 31, 2024 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation and the Company’s TSR relative to the TSR of a peer group of companies at the time of vesting, which may be greater than or less than the original number granted.

The total fair value of PSUs that vested during the years ended December 31, 2024, 2023 and 2022 were $14.7 million, $41.1 million and $53.6 million, respectively. As of December 31, 2024, there was $33.2 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 0.9 years.

Liability Awards
The Company had performance stock units that were granted under the LTIP, which were settleable in cash and were classified as liability awards in accordance with ASC 718, but all such units were settled or modified to be settled in shares in 2022.
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
On August 18, 2022, the Compensation Committee amended the 2020 PSU agreement to allow a portion of the units to be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. At that time, the Company had the ability and intended to settle the 4.7 million 2020 PSUs that were modified in shares. As a result, these units were reclassified to equity based awards in accordance with ASC 718 and $10.0 million of incremental stock compensation expense was recognized during the third quarter of 2022 associated with the change in the fair value of the units. As of December 31, 2024, the modified 2020 PSUs were all fully vested and settled in shares upon vesting.
The remaining 0.8 million 2020 PSUs were accelerated vested and settled in a $9.4 million cash payment during the third quarter of 2022. There are no liability classified performance stock units outstanding as of December 31, 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company may periodically use derivative instruments, such as swaps, costless collars, basis swaps, and other similar agreements, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flows from operations, returns on capital and other financial results. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
Commodity Swaps. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production or basis swaps to hedge the difference between the index price and a local or future index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of December 31, 2024:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	January 2025 - March 2025	3,870,000	43,000	$75.15
	April 2025 - June 2025	3,913,000	43,000	73.85
	July 2025 - September 2025	3,956,000	43,000	72.65
	October 2025 - December 2025	3,956,000	43,000	71.62
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(2)
Crude oil basis differential swaps	January 2025 - March 2025	3,870,000	43,000	$1.11
	April 2025 - June 2025	3,913,000	43,000	1.11
	July 2025 - September 2025	3,956,000	43,000	1.11
	October 2025 - December 2025	3,956,000	43,000	1.11
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil roll differential swaps	January 2025 - March 2025	3,870,000	43,000	$0.42
	April 2025 - June 2025	3,913,000	43,000	0.42
	July 2025 - September 2025	3,956,000	43,000	0.42
	October 2025 - December 2025	3,956,000	43,000	0.42
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)    These crude oil swap transactions are settled based on the NYMEX WTI index price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These crude oil basis swap transactions are settled based on the difference between the arithmetic average of ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices, during each applicable monthly settlement period.
(3)    These crude oil roll swap transactions are settled based on the difference between the arithmetic average of NYMEX WTI calendar month prices and the physical crude oil delivery month price.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps	January 2025 - March 2025	11,070,000	123,000	$3.44
	April 2025 - June 2025	11,193,000	123,000	3.12
	July 2025 - September 2025	11,316,000	123,000	3.43
	October 2025 - December 2025	11,316,000	123,000	3.85
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(2)
Natural gas basis differential swaps	January 2025 - March 2025	11,070,000	123,000	$(0.83)
	April 2025 - June 2025	11,193,000	123,000	(1.35)
	July 2025 - September 2025	11,316,000	123,000	(1.23)
	October 2025 - December 2025	11,316,000	123,000	(1.25)
	January 2026 - March 2026	8,190,000	91,000	(1.09)
	April 2026 - June 2026	8,281,000	91,000	(2.27)
	July 2026 - September 2026	8,372,000	91,000	(1.29)
	October 2026 - December 2026	8,372,000	91,000	(0.98)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas Waha Hub price and the NYMEX price of natural gas, during each applicable monthly settlement period.
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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net gain (loss) on derivative instruments	$94,986	$114,016	$(42,368)
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respective balance dates, as well as the gross recognized derivative assets, liabilities and offset amounts:

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$95,771	$(10,262)	$85,509
	Other noncurrent assets	32,858	(3,971)	28,887
Derivative Liabilities
Commodity contracts	Other current liabilities	$13,302	$(10,262)	$3,040
	Other noncurrent liabilities	3,971	(3,971)	—

		December 31, 2023
Derivative Assets
Commodity contracts	Derivative instruments	$88,192	$(17,601)	$70,591
	Other noncurrent assets	29,469	(2,435)	27,034
Derivative Liabilities
Commodity contracts	Other current liabilities	$20,326	$(17,601)	$2,725
	Other noncurrent liabilities	3,762	(2,435)	1,327

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2024
Total assets	$—	$114,396	$—
Total liabilities	—	3,040	—
December 31, 2023
Total assets	$—	$97,625	$—
Total liabilities	—	4,052	—
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
The Company calculates the estimated fair value of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) oil and gas reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management. The impairment test performed by the Company indicated that no impairment occurred during the years ended December 31, 2024, 2023 and 2022.
Asset Retirement Obligations. The initial measurement of ARO at fair value is calculated using discounted cash flow techniques and is based on internal estimates of future retirement costs associated with property, plant and equipment. Significant

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	December 31, 2024			December 31, 2023
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	288,357	289,448	287,400	287,408	289,448	285,287
7.75% Senior Notes due 2026(2)	—	—	—	300,000	300,000	304,551
6.875% Senior Notes due 2027(2)	—	—	—	352,619	356,351	356,852
8.00% Senior Notes due 2027(2)	560,910	550,000	561,855	565,063	550,000	568,473
3.25% Convertible Senior Notes due 2028(2)(3)	166,803	170,000	436,554	165,897	170,000	404,124
5.875% Senior Notes due 2029(2)	664,935	700,000	688,103	658,562	700,000	684,705
9.875% Senior Notes due 2031(2)	532,730	500,000	550,562	536,280	500,000	555,625
7.00% Senior Notes due 2032(2)	984,426	1,000,000	1,017,903	982,952	1,000,000	1,030,790
6.25% Senior Notes due 2033(2)	986,072	1,000,000	989,508	—	—	—

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
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of December 31, 2024, noteholders have the right to convert during the first quarter of 2025. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 5—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 10—Shareholders' Equity and Noncontrolling Interest
Authorized shares of Common Stock
The Company’s stockholders approved the Fifth Amended and Restated Certificate of Incorporation (as amended and restated, the “Charter”), which became effective on May 22, 2024. The Charter, among other things, authorizes 1,000,000,000 shares of Class A Common Stock and 500,000,000 shares of Class C Common Stock for issuance.
Class A Common Stock
The Company had 703,774,082 shares of Class A Common Stock outstanding as of December 31, 2024.
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

PERMIAN RESOURCES CORPORATION
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
Class C Common Stock
The Company had 99,599,640 shares of Class C Common Stock outstanding as of December 31, 2024 which were issued in connection with the Colgate and Earthstone mergers.
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
The shares of Class C Common Stock and underlying Common Units related to the Colgate Merger became exchangeable on March 1, 2023 and the shares of Class C Common Stock and underlying Common Units related to the Earthstone Merger became exchangeable on April 28, 2024.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2024, there were no shares of preferred stock issued or outstanding.
Stock Conversion
During the years ended December 31, 2024 and December 31, 2023, certain legacy owners of Colgate and Earthstone exchanged 127.6 million and 80.7 million, respectively, of their Common Units of OpCo and corresponding shares of Class C Common Stock for Class A Common Stock. A deferred tax asset of $96.7 million and $29.6 million, respectively, were recorded in equity as a result of the conversions of shares from the noncontrolling interest owner. No cash proceeds were received by the Company in connection with these conversions.
Stock Issuances
In July 2024, the Company completed an underwritten public offering of 26.5 million shares of its Class A Common Stock in which the Company received net cash proceeds of $402.2 million after underwriting discounts and commissions. The Company used the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the Bolt-On Acquisition discussed in Note 2—Business Combinations.
In May 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of the 2024 asset acquisitions discussed in Note 3—Acquisitions and Divestitures. No cash proceeds were received by the Company in connection with this issuance.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Year ended,				(in thousands)
December 31, 2024	$0.32	$0.39	$0.71	$560,865
December 31, 2023	$0.20	$0.17	$0.37	$236,004
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
During the years ended December 31, 2024 and 2023, the Company paid $61.0 million and $86.5 million, respectively, to repurchase 3.8 million and 7.2 million, respectively, Common Units of OpCo resulting in an equal number of associated shares of Class C Common Stock simultaneously being canceled under its Repurchase Program. Additionally, during the year ended December 31, 2023, the Company paid $37.9 million to repurchase 2.8 million shares of Class A Common Stock which were subsequently canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate and Earthstone mergers. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving the Company’s Class A Common Stock.
As of December 31, 2024, the noncontrolling interest ownership of OpCo had decreased to 12% from 30% as of December 31, 2023. This decrease was mainly the result of (i) exchanges of 127.6 million Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock; and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the “Consolidated Statements of Shareholders’ Equity” for a summary of the activity attributable to the noncontrolling interest during the period.
Note 11—Earnings Per Share
Basic EPS is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, and outstanding stock options, all using the treasury stock method; and (ii) the Company’s Class C Common Stock and potential shares issuable under our Convertible Senior Notes, both using the “if-converted” method, which is net of tax.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income attributable to Class A Common Stock	$984,701	$476,306	$515,037
Add: Interest on Convertible Senior Notes, net of tax	5,182	5,433	5,484
Adjusted net income attributable to Class A Common Stock	$989,883	$481,739	$520,521

Basic weighted average shares of Class A Common Stock outstanding	640,662	349,213	286,160
Add: Dilutive effects of Convertible Senior Notes	29,408	27,710	27,074
Add: Dilutive effects of equity awards and ESPP shares	14,422	12,173	9,582
Diluted weighted average shares of Class A Common Stock outstanding	684,492	389,096	322,816

Basic net earnings per share of Class A Common Stock	$1.54	$1.36	$1.80
Diluted net earnings per share of Class A Common Stock	$1.45	$1.24	$1.61
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Out-of-the-money stock options	444	1,260	2,038
Restricted stock	172	55	823
Performance stock units	208	29	941
Weighted average shares of Class C Common Stock	144,566	248,511	90,013

Note 12—Income Taxes
Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current taxes
Federal	$47	$(104)	$—
State	1,276	2,893	2,796
Total current tax expense	1,323	2,789	2,796

Deferred taxes
Federal	281,513	132,039	106,011
State	17,506	21,117	11,485
Total deferred tax expense	299,019	153,156	117,496

Total income tax expense	$300,342	$155,945	$120,292

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal income tax expense, which is calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations for the periods presented is provided below. In connection with the Earthstone Merger and Colgate Merger and the issuance of Class C Common Stock of the Company, noncontrolling interest in the partnership is the Company’s largest reconciling item to the federal statutory rate.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income tax expense at the federal statutory rate	$325,679	$217,486	$182,728
State income tax expense - net of federal benefit	20,600	18,741	16,007
Noncontrolling interest in partnership	(55,820)	(83,690)	(49,309)
Nondeductible stock-based and other compensation	(3,604)	963	10,827
Nondeductible expenses and other	13,487	2,445	122
Change in valuation allowance	—	—	(40,083)
Income tax expense	$300,342	$155,945	$120,292
The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities are presented below:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$260,881	$104,915
Other assets	245	219
Total deferred tax assets	261,126	105,134

Deferred tax liabilities:
Investment in OpCo	(863,499)	(527,755)

Valuation allowance	(6)	(6)

Net deferred tax asset (liability)	$(602,379)	$(422,627)
The following table summarizes the amounts and classification in the consolidated balance sheets of the Company’s deferred taxes outstanding at the respective balance dates:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Other noncurrent assets	$—	$—
Deferred tax liabilities:
Deferred income taxes	(602,379)	(422,627)
Total deferred income taxes, net	$(602,379)	$(422,627)
In connection with the Earthstone Merger and Colgate Merger, the Company recorded a $164.5 million and $412.7 million reduction, respectively, in equity to reflect the change in its ownership interest in OpCo, which are net of a deferred income tax benefits of $47.1 million and $120.2 million, respectively.
As of December 31, 2024, the Company had approximately $1.2 billion and $206.1 million of U.S. federal and state net operating loss carryovers, respectively. None of the state net operating loss carryover expires and approximately $385.4 million of the U.S. federal net operating loss carryover expires in 2037.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets, including net operating loss carry forwards. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company generated taxable income in the current year and is projecting future taxable income exclusive of reversing items. Based upon these earnings and the expected timing of the reversal of its existing taxable temporary differences,

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management determined it is more-likely-than-not that, with the exception of certain state net operating loss carryovers, the remaining deferred income tax assets existing at December 31, 2024 will be realized.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2024 and 2023, the Company did not have any accrued liability for uncertain tax positions and does not anticipate recognition of any significant liabilities for uncertain tax positions during the next 12 months. Interest and penalties related to uncertain tax positions are reported in income tax expense.
The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2024, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2020 through 2024.
Note 13—Transactions with Related Parties
Pearl Energy Investments (“Pearl”), EnCap Partners GP, LLC (“EnCap”), Riverstone Investment Group LLC (“Riverstone”), NGP Energy Capital (“NGP”) and related affiliates of each entity were considered related parties to the Company due to their respective equity interest in the Company until March 2024. As of December 31, 2024, each entity beneficially owns less than 10% equity interest in the Company and are therefore no longer considered related parties to the Company.
During the years ended December 31, 2024 and 2023, the Company repurchased 3.8 million and 7.2 million, respectively, Common Units of OpCo from NGP for $61.0 million and $86.5 million, respectively, under the Repurchase Program. The equal number of underlying shares of Class C Common Stock were simultaneously canceled by the Company.
Note 14—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments required under contractual commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2024:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Purchase obligations	$57,578	$56,757	$15,251	$13,233	$724	$—	$143,543
Purchase Obligations
The Company has multi-year energy purchase agreements in place to buy electricity utilized in its operations. Under the contracts, the Company is obligated to purchase a minimum amount of electricity at a fixed price. If the Company does not utilize the minimum amounts of electricity on a monthly basis, the Company is then liable to pay the difference between the fixed price per the agreement and the price at which the supplier is able to sell the unutilized quantity. The total remaining obligation is $53.5 million, which represents the gross minimum financial commitments pursuant to these agreements as of December 31, 2024. The Company paid electricity costs of $10.2 million and $7.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, to these suppliers.
The Company has an agreement in place to buy frac sand used in its well fracture stimulation process that has a contract term through December 31, 2026. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac sand at a fixed price. The remaining obligation under this contract is $90.0 million, which represents the minimum financial commitment pursuant to the terms of the contract from December 31, 2024 through December 31, 2026. Actual expenditures under these contracts may exceed the minimum commitments. The Company paid $147.2 million and $102.5 million for the years ended December 31, 2024 and December 31, 2023, respectively, under the original contract, which was capitalized as incurred during the period.
Delivery Commitments
In 2024, the Company assumed NGL and natural gas delivery commitments in connection with acquisitions completed during the year. The NGL agreement includes a commitment to deliver a minimum of 9,000 Bbls per day of NGL volumes to the purchaser over the next 3.3 years or be subject to under-delivery fees equal to a specified rate under the contractual required minimum volumes, subject to inflation factors. The natural gas delivery commitments include a commitment to deliver certain minimum daily volumes of natural gas over the next 7 years or be subject to under-delivery fees equal to a specified rate, subject to inflation factors. The aggregate minimum financial commitment amounts over the remaining term for the NGL and natural gas agreements are $35.9 million and $87.2 million, respectively.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount discussed above represent the total gross volumes the Company is required to deliver per these agreements, which gross volumes are not comparable to the Company’s net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, as amounts therein are reflected net of all royalties, overriding royalties and production due to others. The Company believes its current production and reserves are sufficient to fulfill the physical delivery commitments, and the Company is not required to deliver NGL or natural gas volumes specifically produced from any of the Company’s properties under these agreements.
Lease Commitments
Refer to Note 16—Leases for details on the Company’s operating and finance lease agreements.
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
In February 2021, the Permian Basin was impacted by record-low temperatures and a severe winter storm (“Winter Storm Uri”) that resulted in multi-day electrical outages and shortages, pipeline and infrastructure freezes, transportation disruptions, and regulatory actions in Texas, which led to significant increases in gas prices, gathering, processing and transportation fees and electrical rates during this time. As a result, many oil and gas operators, including upstream producers like the Company, gas processors and purchasers, and transportation providers experienced operational disruptions. During this time, the Company was unable to utilize the entire volume of its reserved capacity on pipelines and as a result made certain force majeure declarations. One third-party transportation provider filed a lawsuit against the Company claiming compensation for the full amount of the reserved capacity, both utilized and unutilized. The Company paid for the utilized capacity and filed a separate lawsuit against the transportation provider requesting declaratory relief for the purpose of construing the provisions of the transportation agreement relating to the unutilized capacity. During the year ended December 31, 2024, the lawsuit was settled requiring the Company to pay the disputed amount, inclusive of interest penalties, resulting in a net loss of $7.6 million being recognized during the period in relation to these matters.
Management is unaware of any pending litigation brought against the Company requiring a contingent liability to be recognized.
Note 15—Revenues
Revenue from Contracts with Customers
Crude oil, natural gas and NGL sales are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Substantially all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized prices of oil, natural gas, and NGLs fluctuate to remain competitive with other available oil, natural gas, and NGLs supplies both globally and locally.
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Year Ended December 31,
	2024	2023	2022
Operating revenues (in thousands):
Oil sales	$4,362,965	$2,696,777	$1,622,035
Natural gas sales(1)	240	142,077	276,957
NGL sales(2)	637,529	282,039	232,273
Oil and gas sales	$5,000,734	$3,120,893	$2,131,265
(1)    Natural gas sales include a portion of gathering, processing and transportation (“GP&T”) costs that are reflected as a reduction to natural gas sales of $104.1 million for the year ended December 31, 2024, $48.9 million for the year ended December 31, 2023 and $13.1 million for the year ended December 31, 2022.
(2)    NGL sales include a portion of GP&T costs that are reflected as a reduction to NGL sales of $90.0 million for the year ended December 31, 2024, $73.3 million for the year ended December 31, 2023 and $10.6 million for the year ended December 31, 2022.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2024 and 2023, such receivable balances were $326.4 million and $346.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2024 and 2023, revenues recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment. As of December 31, 2024, these leases have remaining lease terms ranging from one month to seven years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate prior to the end of the contractual lease term. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. The Company has one finance lease that was entered into in connection with an office building purchase in Midland, Texas. As part of the building purchase, the Company assumed a ninety-nine year ground lease and accordingly, recorded a finance lease liability. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$119,703	$59,359
Finance right-of-use asset	Other noncurrent assets	15,033	15,189
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$57,216	$33,006
Finance lease liability	Other current liabilities	772	753
Noncurrent
Operating lease liabilities	Operating lease liabilities	$64,288	28,302
Finance lease liability	Other noncurrent liabilities	15,168	14,821

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

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted-average discount rate	6.04%	7.3%	5.55%	7.3%
Weighted-average remaining lease term (years)	2.59	96.25	3.02	97.25

The Company’s drilling rig contracts, office rental agreements and wellhead equipment agreements contain both lease and non-lease components, which are combined and accounted for as a single lease component.
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

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease costs
Operating lease cost	$80,135	$40,988
Variable lease cost	3,156	1,222
Short-term lease cost	242,549	168,026
Finance lease costs
Amortization of ROU assets	156	117
Interest on lease liabilities	1,149	844
Total lease Cost	$327,145	$211,197

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease liability payments:
Net cash used in operating activities	$31,026	$15,856
Net cash used in investing activities	49,109	25,645
Finance lease liability payments:
Net cash used in operating activities	783	577
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	113,758	29,713
Right-of-use assets recognized (derecognized) with offsetting finance lease liabilities	—	15,306
Maturities of the Company’s long-term operating and finance lease liabilities by fiscal year as of December 31, 2024 are as follows:

(in thousands)	Operating Leases(1)	Finance Lease
2025	$60,242	$803
2026	46,007	823
2027	13,317	843
2028	3,561	864
2029	2,333	886
2030 and thereafter	4,087	205,534
Total lease payments	129,547	209,753
Less: imputed interest	(8,043)	(193,813)
Present value of lease liabilities	$121,504	$15,940
(1)     Total operating lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.
Note 17—Subsequent Events
Partial Senior Note Redemption
On January 24, 2025, the Company redeemed $175 million of its outstanding 2031 Senior Notes at a redemption price equal to 109.875% of the principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding is $325 million.
Dividends Declared
On February 26, 2025, the Company announced that its Board of Directors declared a quarterly base dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per Common Unit of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The dividend is payable on March 31, 2025 to shareholders of record as of March 17, 2025.

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	Year Ended December 31,
(in thousands)	2024	2023
Proved properties	$18,595,780	$15,036,687
Unproved properties	1,990,441	2,401,317
Total proved and unproved properties	20,586,221	17,438,004
Accumulated depreciation, depletion and amortization	(5,163,124)	(3,401,895)
Net capitalized costs	$15,423,097	$14,036,109

Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Acquisition costs:
Proved properties(1)	$894,603	$4,590,212	$3,297,400
Unproved properties(1)	264,114	1,147,857	642,113
Development costs(2)	1,903,950	1,596,657	540,094
Exploration costs(3)	20,373	17,537	10,145
Total	$3,083,040	$7,352,263	$4,489,752

(1)    Amounts include the fair value of the proved and unproved properties recorded in the purchase price allocation with respect to business combinations and asset acquisitions transacted during each period. These purchases were funded through a combination of issuances of the Company’s Class A and C Common Stock, debt assumed and cash. Additionally, for the year ended December 31, 2023, this includes deferred tax liabilities of $344.2 million assumed in the Earthstone Merger and other asset acquisitions. Refer to Note 2—Business Combinations for additional information on these transactions.
(2)    Includes the cost of drilling development wells and associated facilities for which construction was completed during the period. Costs associated with wells and facilities that are in progress or awaiting completion at year-end are not included and were $398.9 million, $242.4 million and $301.8 million as of the years ended December 31, 2024, 2023 and 2022, respectively.
(3)    Includes all exploratory expenses, including dry hole costs. Does not include other operating expenses.

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2024, 2023 and 2022 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2024, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)(1)(2)
Total proved reserves:
Balance - December 31, 2021	153,453	577,005	55,583	305,204
Extensions and discoveries	51,906	144,316	19,387	95,346
Revisions to previous estimates	(22,181)	(111,405)	(9,279)	(50,027)
Purchases of reserves in place	124,072	494,221	66,437	272,879
Divestitures of reserves in place	(1,983)	(10,874)	(2,527)	(6,322)
Production	(18,235)	(59,692)	(6,750)	(34,934)
Balance - December 31, 2022	287,032	1,033,571	122,851	582,146
Extensions and discoveries	44,878	126,646	18,391	84,376
Revisions to previous estimates	(39,725)	(120,624)	(9,038)	(68,868)
Purchases of reserves in place	139,938	848,391	121,342	402,678
Divestitures of reserves in place	(3,227)	(2,712)	(563)	(4,242)
Production	(35,560)	(119,182)	(15,569)	(70,992)
Balance - December 31, 2023	393,336	1,766,090	237,414	925,098
Extensions and discoveries	115,542	330,679	46,735	217,390
Revisions to previous estimates	(30,335)	(106,419)	(9,659)	(57,730)
Purchases of reserves in place	41,884	90,917	14,962	71,999
Divestitures of reserves in place	(2,970)	(3,616)	(498)	(4,070)
Production	(58,276)	(220,900)	(30,636)	(125,730)
Balance - December 31, 2024	459,181	1,856,751	258,318	1,026,957

Proved developed reserves:
December 31, 2022	156,941	652,270	74,940	340,593
December 31, 2023	271,328	1,441,914	192,368	704,015
December 31, 2024	312,641	1,422,468	196,775	746,494

Proved undeveloped reserves:
December 31, 2022	130,091	381,301	47,911	241,553
December 31, 2023	122,008	324,176	45,046	221,083
December 31, 2024	146,540	434,283	61,543	280,463

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Includes total proved reserves of 127,319 MBoe, 277,529 MBoe and 279,430 MBoe, respectively, as of December 31, 2024, 2023 and 2022 attributable to a consolidated subsidiary in which there was a 12%, 30% and 48%, respectively, noncontrolling interest. There was no noncontrolling interest as of December 31, 2021.

Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Extensions and discoveries. In 2024, 217.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 121.8 MMBoe for new proved undeveloped (“PUD”) locations; and ii) 95.6 MMBoe for unproved locations that were successfully converted to new proved developed (“PDP”) wells during the period. These additions resulted from the Company’s continuous drilling program, which added locations primarily in the various Bone Spring and Wolfcamp formations on the Company’s acreage in the Permian Basin.
•Purchases of reserves in place. In 2024, 72.0 MMBoe of proved reserves were added from properties acquired in the Bolt-On Acquisition and other asset acquisitions completed throughout 2024. Refer to Note 2—Business Combinations and Note 3—Acquisitions and Divestitures for further details on these transactions.
•Revisions to previous estimates. Total revisions to previous estimates reduced proved reserves 57.7 MMBoe during 2024. These downward revisions primarily related to i) 29.6 MMBoe of negative revisions associated with PUD locations that were reclassified to unproved reserves or removed due to changes in the Company’s development plan, ii) 17.0 MMBoe of reduced reserves from lower average commodity prices for the year ended 2024 and iii) 11.1 MMBoe of net downward revisions primarily related to lowered estimates associated with timing and performance.
Notable changes in proved reserves for the year ended December 31, 2023 included the following:
•Purchases of reserves in place. In 2023, 402.7 MMBoe of proved reserves were added primarily from properties acquired in the Earthstone Merger on November 1, 2023. Refer to Note 2—Business Combinations for further details on the Earthstone Merger transaction.
•Extensions and discoveries. In 2023, 84.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 47.9 MMBoe for new PUD locations; and ii) 36.4 MMBoe for unproved locations that were successfully converted to new PDP wells during the period. These additions resulted from the Company’s 2023 drilling program, which added locations primarily in the various Bone Spring and Wolfcamp formations on the Company’s acreage in the Delaware Basin.
•Revisions to previous estimates. In 2023, total revisions to previous estimates reduced proved reserves 68.9 MMBoe. These downward revisions in 2023 were primarily related to i) 25.4 MMBoe of reduced reserves from lower average commodity prices for the year ended 2023, ii) 22.3 MMBoe of negative revisions associated with PUD locations that were mainly reclassified to unproved reserves due to changes in the Company’s development plan, and iii) the 21.2 MMBoe of downward revisions primarily related to lowered estimates associated with timing and performance.
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

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows (the “Standardized Measure”) relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). Future cash inflows as of December 31, 2024, 2023 and 2022 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2024, 2023 and 2022, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.
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

The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Future cash inflows	$40,157,175	$39,110,246	$36,444,649
Future development costs	(4,037,158)	(3,542,036)	(3,051,047)
Future production costs	(16,715,475)	(15,772,824)	(9,381,857)
Future income tax expenses	(2,620,733)	(2,629,285)	(4,821,696)
Future net cash flows	16,783,809	17,166,101	19,190,049
10% discount to reflect timing of cash flows	(7,441,476)	(7,639,884)	(9,764,471)
Standardized measure of discounted future net cash flows(1)	$9,342,333	$9,526,217	$9,425,578
(1)    Includes discounted future net cash flows of $1.2 billion as of December 31, 2024, $2.9 billion as of December 31, 2023 and $4.5 billion as of December 31, 2022 attributable to a consolidated subsidiary in which there was a 12%, 30% and 48%, respectively, noncontrolling interest.

The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with ASC 932:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Standardized measure of discounted future net cash flows, beginning of period	$9,526,217	$9,425,578	$3,396,320
Sales of oil, natural gas and NGLs, net of production costs	(3,754,229)	(2,417,077)	(1,705,759)
Purchase of minerals in place	877,604	5,272,706	5,555,649
Divestiture of minerals in place	(47,188)	(81,196)	(103,030)
Extensions and discoveries, net of future development costs	2,332,025	1,173,711	1,789,830
Previously estimated development costs incurred during the period	815,176	856,033	369,088
Net change in prices and production costs	(1,139,162)	(5,966,081)	2,508,583
Change in estimated future development costs	283,447	244,751	85,931
Revisions of previous quantity estimates	(711,074)	(823,441)	(1,127,536)
Accretion of discount	1,110,773	1,171,468	387,747
Net change in income taxes	93,418	707,586	(1,807,957)
Net change in timing of production and other	(44,674)	(37,821)	76,712
Standardized measure of discounted future net cash flows, end of period(1)	$9,342,333	$9,526,217	$9,425,578
(1)    Includes discounted future net cash flows of $1.2 billion as of December 31, 2024, $2.9 billion as of December 31, 2023 and $4.5 billion as of December 31, 2022 attributable to a consolidated subsidiary in which there was a 12%, 30% and 48%, respectively, noncontrolling interest.
Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2024	2023	2022
Oil (per Bbl)	$74.46	$77.05	$91.43
Gas (per Mcf)	0.14	1.63	5.01
NGLs (per Bbl)	22.11	24.95	40.90

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officers and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
The principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2024.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2024, which is included in this Annual Report.
ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2024, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, Texas, Auditor Firm ID: 185.
The information required in response to this item will be set forth in our definitive proxy statement for the 2025 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2024 and 2023	68
	Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022	69
	Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	70
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022	72
	Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022	74
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
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

4.2*	Description of Company’s Common Stock.
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

4.9
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

4.14
First Supplemental Indenture (5.875% Senior Notes due 2029), dated as of September 1, 2022, among Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.15
Second Supplemental Indenture (5.875% Senior Notes due 2029), dated as of September 5, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2023).

4.16
Third Supplemental Indenture (5.875% Senior Notes due 2029), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.17
Indenture (8.00% Senior Notes due 2027), date as of April 12, 2022, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2022.

4.18
Second Supplemental Indenture (8.000% Senior Notes due 2027), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.19
Indenture (9.875% Senior Notes due 2031), dated as of June 30, 2023, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

4.20
Second Supplemental Indenture (9.875% Senior Notes due 2031), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.21
Indenture (7.000% Senior Notes due 2032), dated as of September 12, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

4.22
First Supplemental Indenture (7.000% Senior Notes due 2032), dated as of November 1, 2023, by and among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.23
Indenture (6.25% Senior Notes due 2033), dated as of August 5, 2024, among Permian Resources Operating, LLC, the guarantors named therein and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2024).

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

10.7#
Form of Amended and Restated Performance Restricted Stock Unit Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.8#
Form of Amended and Restated Performance Restricted Stock Unit Agreement under the Centennial Resource Development, Inc. 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

10.9#
Permian Resources Corporation Third Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 11, 2022).

10.10
Permian Resources Corporation Fourth Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2023).

10.11#	Centennial Resource Development, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2019).
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

10.14
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

10.22
Sixth Amendment to Third Amended and Restated Credit Agreement, dated as of December 20, 2023 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

10.23
Seventh Amendment to Third Amended and Restated Credit Agreement, dated as of April 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2024).

10.24
Eighth Amendment to Third Amended and Restated Credit Agreement, dated as of October 31, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).

10.25#	Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).
10.26
Amended and Restated Registration Rights Agreement, dated as of June 18, 2024, by and between Permian Resources Corporation and the persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2024).

19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
99.1
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2022 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 24, 2023).

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2023 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2024.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Signature	Title	Date

/s/ WILLIAM M. HICKEY, III
William M. Hickey, III	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ JAMES H. WALTER
James H. Walter	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025

/s/ GUY M. OLIPHINT
Guy M. Oliphint	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025

/s/ ROBERT R. SHANNON
Robert R. Shannon	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025

/s/ STEVEN D. GRAY
Steven D. Gray	Chairman	February 26, 2025

/s/ ROBERT J. ANDERSON
Robert J. Anderson	Director	February 26, 2025

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 26, 2025

/s/ FROST W. COCHRAN
Frost W. Cochran	Director	February 26, 2025

/s/ KARAN E. EVES
Karan E. Eves	Director	February 26, 2025

/s/ ARON MARQUEZ
Aron Marquez	Director	February 26, 2025

/s/ WILLIAM J. QUINN
William J. Quinn	Director	February 26, 2025

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 26, 2025

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 26, 2025