Form 10-Q
period 2025-03-31
Permian Resources Corp
filed 2025-05-08
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 799,869,518 shares of total common stock outstanding, including 700,818,708 shares of Class A Common Stock, par value $0.0001 per share, and 99,050,810 shares of Class C Common Stock, par value $0.0001 per share.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact included in this Quarterly Report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, the words “could,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “goal,” “plan,” “target” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and the risk factors and other cautionary statements contained in our other filings with the United States Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in these forward-looking statements are reasonable, they do involve certain assumptions, risks and uncertainties and we can give no assurance that such expectations will prove to have been correct.
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
•our ability to identify, complete and effectively integrate acquisitions of properties, or businesses;
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
•risks related to acquisitions we may make from time to time, including the risk that we may fail to integrate such acquisitions on the terms and timing contemplated, or at all, and/or to realize our strategy and plans to achieve the expected benefits of such acquisitions;
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
•the possibility that the industry in which we operate may be subject to new or volatile local, state, and federal laws, regulations or policies that may affect our business (including additional taxes and changes in regulations and policies related to environmental, health, and safety, climate change, trade policy and tariffs) as a result of existing or developing political, environmental and social movements;
•restrictions on the use of water, including limits on the use of produced water and potential restrictions on the availability of water disposal facilities;
•availability of cash flow and access to capital;
•inflation;
•changes in our credit ratings or adverse changes in interest rates;
•changes in the financial strength of counterparties to our credit agreement and hedging contracts;
•the timing of development expenditures;
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, including the conflict in Israel and its surrounding areas, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage and the effects therefrom;
•changes in local, regional, national, and international economic conditions;
•security threats, including evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or other with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions; and
•the other risks described in “Item 1A. Risk Factors” in our 2024 Annual Report.
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

Should one or more of the risks or uncertainties described in this Quarterly Report or our 2024 Annual Report occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$702,236	$479,343
Accounts receivable, net	528,593	530,452
Derivative instruments	102,229	85,509
Prepaid and other current assets	23,775	26,290
Total current assets	1,356,833	1,121,594
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,911,988	1,990,441
Proved properties	19,025,246	18,595,780
Accumulated depreciation, depletion and amortization	(5,628,670)	(5,163,124)
Total oil and natural gas properties, net	15,308,564	15,423,097
Other property and equipment, net	50,432	50,381
Total property and equipment, net	15,358,996	15,473,478
Noncurrent assets
Operating lease right-of-use assets	150,923	119,703
Other noncurrent assets	209,691	183,125
TOTAL ASSETS	$17,076,443	$16,897,900
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,151,049	$1,198,418
Current portion of long-term debt	288,603	—
Operating lease liabilities	70,043	57,216
Other current liabilities	75,577	71,703
Total current liabilities	1,585,272	1,327,337
Noncurrent liabilities
Long-term debt, net	3,710,381	4,184,233
Asset retirement obligations	150,143	148,443
Deferred income taxes	699,746	602,379
Operating lease liabilities	82,636	64,288
Other noncurrent liabilities	44,465	52,701
Total liabilities	6,272,643	6,379,381
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 710,078,422 shares issued and 704,872,781 shares outstanding at March 31, 2025 and 707,388,380 shares issued and 703,774,082 shares outstanding at December 31, 2024	71	71
Class C: 99,050,810 shares issued and outstanding at March 31, 2025 and 99,599,640 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	8,080,421	8,056,552
Retained earnings (accumulated deficit)	1,303,674	1,081,895
Total shareholders' equity	9,384,176	9,138,528
Noncontrolling interest	1,419,624	1,379,991
Total equity	10,803,800	10,518,519
TOTAL LIABILITIES AND EQUITY	$17,076,443	$16,897,900
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating revenues
Oil and gas sales	$1,376,451	$1,242,999
Operating expenses
Lease operating expenses	179,627	168,671
Severance and ad valorem taxes	107,993	96,166
Gathering, processing and transportation expenses	46,650	39,055
Depreciation, depletion and amortization	474,203	410,179
General and administrative expenses	43,056	37,373
Merger and integration expense	—	11,123
Impairment and abandonment expense	5,209	20
Exploration and other expenses	15,250	11,488
Total operating expenses	871,988	774,075
Net gain on sale of long-lived assets	—	112
Income from operations	504,463	469,036

Other income (expense)
Interest expense	(79,665)	(72,587)
Net gain (loss) on derivative instruments	57,731	(121,129)
Other income (expense)	8,368	3,232
Total other income (expense)	(13,566)	(190,484)

Income before income taxes	490,897	278,552
Income tax expense	(100,334)	(48,957)
Net income	390,563	229,595
Less: Net income attributable to noncontrolling interest	(61,265)	(83,020)
Net income attributable to Class A Common Stock	$329,298	$146,575

Income per share of Class A Common Stock:
Basic	$0.47	$0.27
Diluted	$0.44	$0.25
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$390,563	$229,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	474,203	410,179
Stock-based compensation expense	16,929	9,631
Impairment and abandonment expense	5,209	20
Deferred tax expense	97,594	46,979
Net (gain) loss on sale of long-lived assets	—	(112)
Non-cash portion of derivative (gain) loss	(36,423)	128,474
Amortization of debt issuance costs, discount and premium	2,139	1,531
Loss on extinguishment of debt	5,826	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	14,177	(85,138)
(Increase) decrease in prepaid and other assets	(8,853)	5,350
Increase (decrease) in accounts payable and other liabilities	(63,332)	(98,911)
Net cash provided by operating activities	898,032	647,598
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(35,401)	(97,019)
Drilling and development capital expenditures	(500,732)	(519,623)
Purchases of other property and equipment	(1,672)	(2,772)
Proceeds from sales of oil and natural gas properties	175,989	66
Net cash used in investing activities	(361,816)	(619,348)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	220,000
Repayment of borrowings under revolving credit facility	—	(160,000)
Redemption of senior notes	(175,000)	—
Debt issuance and redemption costs	(17,334)	(1,880)
Proceeds from exercise of stock options	21	58
Share repurchases	—	(31,492)
Dividends paid	(106,070)	(87,194)
Distributions paid to noncontrolling interest owners	(14,940)	(28,327)
Net cash used in financing activities	(313,323)	(88,835)
Net increase (decrease) in cash, cash equivalents and restricted cash	222,893	(60,585)
Cash, cash equivalents and restricted cash, beginning of period	479,343	73,864
Cash, cash equivalents and restricted cash, end of period	$702,236	$13,279
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$121,422	$92,331
Cash paid (refunded) for income taxes	(1,192)	—
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	283,756	258,587
Asset retirement obligations incurred, including revisions to estimates	2,067	7,147
Dividends payable	9,984	5,093
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$702,236	$12,692
Restricted cash(1)	—	587
Total cash, cash equivalents and restricted cash	$702,236	$13,279

(1)    Included in Prepaid and other current assets as of March 31, 2024 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519
Restricted stock issued	2,203	—	—	—	—	—	—	—	—
Restricted stock forfeited	(66)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,929	—	16,929	—	16,929
Stock option exercises	4	—	—	—	21	—	21	—	21
Dividends	—	—	—	—	—	(107,519)	(107,519)	—	(107,519)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,940)	(14,940)
Conversion of common shares from Class C to Class A, net of tax	549	—	(549)	—	7,799	—	7,799	(7,825)	(26)
Equity impact from transactions effecting Common Units, net of tax of $0.3 million	—	—	—	—	(880)	—	(880)	1,133	253
Net income	—	—	—	—	—	329,298	329,298	61,265	390,563
Balance at March 31, 2025	710,078	$71	99,051	$10	$8,080,421	$1,303,674	$9,384,176	$1,419,624	$10,803,800

Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted or abbreviated. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the Company’s 2024 Annual Report.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the three months ended March 31, 2025, the Company entered into one drilling rig contract with a lease term of three years. A lease right-of-use asset and related liability were recorded for this drilling rig contract based on the present value of the future lease payments of the drilling rig over the lease terms. As of March 31, 2025, the Company had recorded in aggregate $10.1 million and $21.5 million of current and noncurrent operating lease liabilities, respectively, related to the new drilling rig contract.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$150,923	$119,703
Finance right-of-use asset	Other noncurrent assets	14,994	15,033
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$70,043	$57,216
Finance lease liability	Other current liabilities	777	772
Noncurrent
Operating lease liabilities	Operating lease liabilities	$82,636	$64,288
Finance lease liability	Other noncurrent liabilities	15,258	15,168

There have been no other significant changes in leases during the three months ended March 31, 2025.
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
Recently Issued Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures, which requires public business entities to provide additional income tax disclosures including, among others, disaggregation of the effective tax rate reconciliation and information regarding income taxes paid. This ASU will result in additional disclosures in the notes to the Company’s financial statements beginning with the 2025 annual report and interim reporting periods beginning in 2026.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public business entities to disclose specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Acquisitions
2024 Bolt-On Acquisition
On September 17, 2024, the Company completed its acquisition of oil and gas properties with certain affiliates of Occidental Petroleum Corporation (the “Bolt-On Acquisition”). The Bolt-On Acquisition included approximately 29,500 net leasehold acres and approximately 9,900 net royalty acres that are predominately located directly offsetting the Company’s existing assets in Reeves County, Texas, as well as Eddy County, New Mexico. Refer to Note 2—Business Combinations footnote in the notes to the consolidated financial statements in Item 8 of the Company’s 2024 Annual Report for additional details regarding the Bolt-On Acquisition.
Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are preliminary and not complete as adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Bolt-On Acquisition closing date. There were no significant adjustments to the purchase price allocation during the three months ended March 31, 2025.
The pro forma impact of this business combination to revenues and net income is not disclosed as it was deemed not to have a material impact on the Company’s results of operations.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued oil and gas sales receivable, net	$304,822	$326,393
Joint interest billings, net	210,055	188,474
Accrued derivative settlements receivable	12,784	8,585
Other	932	7,000
Accounts receivable, net	$528,593	$530,452
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accounts payable	$87,976	$45,965
Accrued capital expenditures	238,009	267,213
Revenues payable	584,467	589,454
Accrued employee compensation and benefits	10,908	28,550
Accrued interest	70,940	121,204
Accrued expenses and other	158,749	146,032
Accounts payable and accrued expenses	$1,151,049	$1,198,418

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Credit Facility	$—	$—

Senior Notes
5.375% Senior Notes due 2026	289,448	289,448
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	325,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(30,373)	(31,545)
Unamortized debt (discount)/premium	(5,091)	6,330
Senior Notes, net	3,998,984	4,184,233

Total debt, net	$3,998,984	$4,184,233
Less: current portion of long-term debt	(288,603)	—
Total long-term debt, net	$3,710,381	$4,184,233
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) that, as of March 31, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of March 31, 2025, the Company had no borrowings outstanding and $2.5 billion in available borrowing capacity, net of $2.5 million in letters of credit outstanding.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which is set at $2.5 billion as of March 31, 2025; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations. The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries. Refer to Note 13—Subsequent Events for additional information regarding the 2025 spring borrowing base redetermination.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2025.
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
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes. The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. As of March 31, 2025, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the second quarter of 2025.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. As of March 31, 2025, the conversion rate was adjusted to 175.0165 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of March 31, 2025, the net liability related to the Convertible Senior Notes was $167.0 million.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Unsecured Notes
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of March 31, 2025.

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
5.375% Senior Notes due 2026	5.375%	January 15, July 15	$289,448	January 15, 2026
8.00% Senior Notes due 2027	8.00%	April 15, October 15	550,000	April 15, 2027
5.875% Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
9.875% Senior Notes due 2031	9.875%	January 15, July 15	325,000	July 15, 2031
7.00% Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
6.25% Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
The 5.375% senior notes due 2026, 8.00% senior notes due 2027, 5.875% senior notes due 2029, 9.875% senior notes due 2031, 7.00% senior notes due 2032 and 6.25% senior notes due 2033 (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. OpCo may redeem some or all of its Senior Unsecured Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of March 31, 2025.
Please refer to Note 5—Long-Term Debt included in Part II, Item 8 in the Company’s 2024 Annual Report for additional details around OpCo’s Senior Unsecured Notes and Convertible Senior Notes.
Partial Senior Note Redemption
During January 2025, the Company redeemed $175 million of its outstanding senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. The Company paid total consideration of $192.3 million, excluding interest, resulting in a loss on extinguishment of debt of $5.8 million after writing off the carrying value of the 2031 Senior Notes of $186.5 million, which included the associated pro rata unamortized debt premium. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the three months ended March 31, 2025:

(in thousands)
Asset retirement obligations, beginning of period	$160,089
Liabilities incurred	2,067
Liabilities acquired	—
Liabilities divested and settled	(2,460)
Accretion expense	2,786
Asset retirement obligations, end of period	162,482
Less current portion(1)	(12,339)
Asset retirement obligations - long-term, end of period	$150,143
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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Equity Awards
Restricted stock	$6,214	$4,586
Performance stock units	10,715	5,045
Total stock-based compensation expense	$16,929	$9,631
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
Restricted Stock
The following table provides information about restricted stock activity during the three months ended March 31, 2025:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2024	3,614,303	$12.64
Granted	2,202,930	14.32
Vested	(545,593)	13.43
Forfeited	(65,994)	13.13
Unvested balance as of March 31, 2025	5,205,646	13.26
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon an eighteen month to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the three months ended March 31, 2025 and 2024 was $7.3 million and $1.0 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of March 31, 2025 was $56.3 million, which the Company expects to recognize over a weighted average period of 2.4 years.

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
The following table provides information about stock option awards outstanding during the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	388,033	$16.10		$628
Exercised	(5,000)	6.39		36
Outstanding as of March 31, 2025	383,033	16.23	2.7	548
Exercisable as of March 31, 2025	383,033	16.23	2.7	548
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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the three months ended March 31, 2025:

2025 Awards
Fair value per share	$21.97
Expected implied stock volatility	43.9%
Risk-free interest rate	4.2%
The following table provides information about PSUs outstanding during the three months ended March 31, 2025:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2024	5,343,399	$16.54
Granted	2,206,025	21.97
Vested	—	—
Forfeited	(2,960)	24.81
Unvested balance as of March 31, 2025	7,546,464	18.13
As of March 31, 2025, there was $70.9 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.3 years.

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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of March 31, 2025:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2025 - June 2025	4,095,000	45,000	$73.87
	July 2025 - September 2025	4,140,000	45,000	72.64
	October 2025 - December 2025	4,140,000	45,000	71.60
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(2)
Crude oil basis differential swaps	April 2025 - June 2025	4,095,000	45,000	$1.10
	July 2025 - September 2025	4,140,000	45,000	1.10
	October 2025 - December 2025	4,140,000	45,000	1.10
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil roll differential swaps	April 2025 - June 2025	4,095,000	45,000	$0.44
	July 2025 - September 2025	4,140,000	45,000	0.44
	October 2025 - December 2025	4,140,000	45,000	0.44
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps - Henry Hub	April 2025 - June 2025	11,193,000	123,000	$3.12
	July 2025 - September 2025	11,316,000	123,000	3.43
	October 2025 - December 2025	11,316,000	123,000	3.85
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(2)
Natural gas swaps - Waha Hub	April 2025 - June 2025	7,015,000	77,088	$0.67
	July 2025 - September 2025	10,580,000	115,000	1.70
	October 2025 - December 2025	7,530,000	81,848	1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	10,250,000	111,413	2.64
	January 2027 - March 2027	4,500,000	50,000	3.62

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	April 2025 - June 2025	11,193,000	123,000	$(1.35)
	July 2025 - September 2025	11,316,000	123,000	(1.23)
	October 2025 - December 2025	11,316,000	123,000	(1.25)
	January 2026 - March 2026	8,190,000	91,000	(1.09)
	April 2026 - June 2026	8,281,000	91,000	(2.27)
	July 2026 - September 2026	8,372,000	91,000	(1.29)
	October 2026 - December 2026	8,372,000	91,000	(0.98)
	January 2027 - March 2027	12,600,000	140,000	(0.46)
	April 2027 - June 2027	12,740,000	140,000	(1.11)
	July 2027 - September 2027	12,880,000	140,000	(0.62)
	October 2027 - December 2027	12,880,000	140,000	(0.87)

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas swap contracts are settled based on the Waha Hub daily price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(3)    These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas Waha Hub price and the NYMEX Henry Hub price of natural gas, during each applicable monthly settlement period.
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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net gain (loss) on derivative instruments	$57,731	$(121,129)
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		March 31, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$141,726	$(39,497)	$102,229
	Other noncurrent assets	72,218	(18,390)	53,828
Derivative Liabilities
Commodity contracts	Other current liabilities	$46,572	$(39,497)	$7,075
	Other noncurrent liabilities	19,593	(18,390)	1,203

		December 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$95,771	$(10,262)	$85,509
	Other noncurrent assets	32,858	(3,971)	28,887
Derivative Liabilities
Commodity contracts	Other current liabilities	$13,302	$(10,262)	$3,040
	Other noncurrent liabilities	3,971	(3,971)	—

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
March 31, 2025
Total assets	$—	$156,057	$—
Total liabilities	—	8,278	—
December 31, 2024
Total assets	$—	$114,396	$—
Total liabilities	—	3,040	—
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	March 31, 2025			December 31, 2024
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	288,603	289,448	288,386	288,357	289,448	287,400
8.00% Senior Notes due 2027(2)	559,825	550,000	560,021	560,910	550,000	561,855
3.25% Convertible Senior Notes due 2028(2)(3)	167,035	170,000	412,100	166,803	170,000	436,554
5.875% Senior Notes due 2029(2)	666,601	700,000	693,129	664,935	700,000	688,103
9.875% Senior Notes due 2031(2)	345,666	325,000	356,089	532,730	500,000	550,562
7.00% Senior Notes due 2032(2)	984,851	1,000,000	1,026,259	984,426	1,000,000	1,017,903
6.25% Senior Notes due 2033(2)	986,403	1,000,000	1,000,783	986,072	1,000,000	989,508

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of March 31, 2025, noteholders have the right to convert during the second quarter of 2025. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the three months ended March 31, 2025 and 2024, certain legacy owners of Colgate Energy Partners III, LLC (“Colgate”) and Earthstone Energy, Inc. (“Earthstone”) exchanged 0.5 million and 41.4 million, respectively, of their common units of OpCo (“Common Units”) and corresponding shares of Class C Common Stock for Class A Common Stock. A deferred tax liability of less than $0.1 million and a deferred tax asset of $26.3 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the three months ended March 31, 2025 and 2024, respectively. No cash proceeds were received by the Company in connection with these conversions.
Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
March 31, 2025	$0.15	$—	$0.15	$121,010
March 31, 2024	$0.05	$0.10	$0.15	$115,521
Stock Repurchase Program
The Company’s Board of Directors authorized a stock repurchase program to acquire up to $1 billion of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run on an indefinite basis and can be used by the Company to reduce its shares of Class A Common Stock and Class C Common Stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s Board of Directors at any time.
During the three months ended March 31, 2024, the Company paid $31.5 million to repurchase 2.0 million Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the merger with Colgate on September 1, 2022 and the merger with Earthstone on November 1, 2023. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of March 31, 2025 and December 31, 2024, the noncontrolling interest ownership of OpCo was 12%. The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the period.

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
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income attributable to Class A Common Stock	$329,298	$146,575
Add: Interest on Convertible Senior Notes, net of tax	1,283	1,322
Adjusted net income (attributable to Class A Common Stock)	$330,581	$147,897

Basic weighted average shares of Class A Common Stock outstanding	704,035	552,472
Add: Dilutive effects of Convertible Senior Notes	29,753	28,355
Add: Dilutive effects of equity awards	14,409	14,525
Diluted weighted average shares of Class A Common Stock outstanding	748,197	595,352

Basic net earnings per share of Class A Common Stock	$0.47	$0.27
Diluted net earnings per share of Class A Common Stock	$0.44	$0.25
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended March 31,
(in thousands)	2025	2024
Out-of-the-money stock options	308	540
Weighted average shares of Class C Common Stock	99,594	218,811
Restricted stock	77	—
Performance stock units	568	—
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no material, non-routine changes in commitments during the three months ended March 31, 2025.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas and NGLs as shown below:

	Three Months Ended March 31,
	2025	2024
Operating revenues (in thousands):
Oil sales	$1,109,771	$1,051,642
Natural gas sales	81,658	38,767
NGL sales	185,022	152,590
Oil and gas sales	$1,376,451	$1,242,999
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for natural gas and NGL sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, such receivable balances were $304.8 million and $326.4 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the three months ended March 31, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13—Subsequent Events
Share Repurchases
During April 2025, the Company paid $43.3 million to repurchase 4.1 million shares of its Class A Common Stock at a weighted average price of $10.52 per share as part of the Company’s Repurchase Program.
Amended Credit Agreement
In connection with the spring borrowing base redetermination on April 30, 2025, the Company entered into the ninth amendment to its Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) reaffirmed the borrowing base at $4.0 billion and (ii) reaffirmed the aggregate elected commitments at $2.5 billion.
Dividends Declared
On May 7, 2025, the Company announced that its Board of Directors declared a quarterly base dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The dividend is payable June 30, 2025 to shareholders of record as of June 16, 2025.
Bolt-On Acquisition
In May 2025, the Company entered into a purchase and sale agreement with Apache Corporation to acquire oil and gas properties for a purchase price of $608 million, subject to customary purchase price adjustments, (the “Northern Delaware Bolt-On Acquisition”). The Northern Delaware Bolt-On Acquisition includes approximately 13,320 net leasehold acres and approximately 8,700 net royalty acres that are predominately located directly offsetting the Company’s existing asset position in the core of its New Mexico operating area. The Northern Delaware Bolt-On Acquisition is expected to close during the second quarter of 2025, subject to satisfaction of customary closing conditions. The Company intends to fund the Northern Delaware Bolt-On Acquisition with cash on hand and is currently evaluating the accounting treatment of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, natural gas and NGLs, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”); all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Concerns of global economic growth, inflation, increases in global oil and natural gas supply levels and the potential for a global trade war resulted in oil price deterioration throughout 2024 and 2025. Oil prices have continued to be influenced by geopolitical tensions and trade policies as well as global economic slowdowns resulting in more downward pressure of prices at the end of the first quarter and beginning of the second quarter of 2025.
Natural gas prices remained low for the majority of 2024 driven by an over-supply due to mild winter weather, liquefied natural gas project delays and higher than expected natural gas production. Market prices in the Permian Basin were further impacted by low demand as a result of current pipeline capacity constraints out of the basin and additional pipeline maintenance, which led to negative regional gas prices being realized at the Waha Hub in West Texas (“Waha”) during the second and third quarters of 2024. Increased demand from colder temperatures, production constraints and additional long-haul pipeline takeaway resulted in positive realized prices at Waha for the fourth quarter of 2024 and first quarter of 2025. However, high production growth, pipeline maintenance and constrained takeaway negatively impacted Waha prices at the end of the first quarter and into the second quarter of 2025.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations, weather conditions, the global transition to alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2023:

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1
Crude oil (per Bbl)	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16	$70.28	$71.42
Natural gas (per MMBtu)	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08	$2.42	$4.27
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business and operations, and/or our ability to finance planned capital expenditures, which could in turn impact our ability to comply with covenants under our secured revolving credit facility (the “Credit Agreement”) and senior notes. Lower realized prices may also reduce the borrowing base under our Credit Agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to the lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the Credit Agreement.
Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. saw higher levels of inflation during 2024 and the beginning of 2025, which is expected to remain heightened throughout 2025 due to concerns over global trade wars and changes in tariff policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2025 Highlights
Return of Capital Program
During the three months ended March 31, 2025, we declared and paid quarterly base dividends totaling $0.15 per share of Class A Common Stock and distributions totaling $0.15 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). The cash dividends and distributions paid to common unitholders totaled $121.0 million for the three months ended March 31, 2025.
Financing
During January 2025, we redeemed $175 million of our senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$1,109,771	$1,051,642	$58,129	6%
Natural gas sales	81,658	38,767	42,891	111%
NGL sales	185,022	152,590	32,432	21%
Oil and gas sales	$1,376,451	$1,242,999	$133,452	11%

Net production:
Oil (MBbls)	15,747	13,813	1,934	14%
Natural gas (MMcf)	60,605	51,802	8,803	17%
NGL (MBbls)	7,741	6,629	1,112	17%
Total (MBoe)(1)	33,589	29,076	4,513	16%

Average daily net production:
Oil (Bbls/d)	174,967	151,794	23,173	15%
Natural gas (Mcf/d)	673,388	569,249	104,139	18%
NGL (Bbls/d)	86,010	72,846	13,164	18%
Total (Boe/d)(1)	373,209	319,514	53,695	17%

Average sales prices:
Oil (per Bbl)	$70.48	$76.13	$(5.65)	(7)%
Effect of derivative settlements on average price (per Bbl)	0.97	(0.12)	1.09	908%
Oil including the effects of hedging (per Bbl)	$71.45	$76.01	$(4.56)	(6)%

Natural gas (per Mcf)	$1.35	$0.75	$0.60	80%
Effect of derivative settlements on average price (per Mcf)	0.10	0.17	(0.07)	(41)%
Natural gas including the effects of hedging (per Mcf)	$1.45	$0.92	$0.53	58%

NGL (per Bbl)	$23.90	$23.02	$0.88	4%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil, Natural Gas and NGL Sales Revenues. Total net revenues for the three months ended March 31, 2025 were $133.5 million (or 11%) higher than total net revenues for the three months ended March 31, 2024. Revenues are a function of oil, natural gas and NGL volumes sold and average commodity prices realized.
Net production volumes for oil, natural gas and NGLs increased 14%, 17% and 17%, respectively, between periods. The increase in oil production resulted from additional production added from additional wells placed online or acquired since the first quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. Natural gas and NGLs are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and natural gas and NGL quantities sold driving the respective 17% increases in gas and NGL volumes between periods.
Total net revenues increases were also driven by higher average realized sales prices of natural gas and NGLs, which increased 80% and 4%, respectively, in the first quarter of 2025 compared to the same 2024 period. The 80% increase in the average realized natural gas price was mainly the result of significantly higher local and national average index gas prices between periods. The 4% increase in the average realized NGL prices between periods was primarily attributable to improved differentials between periods based on the mix and prices of NGL components produced between periods.
These increases were partially offset by a decrease in the average realized sales price for oil which decreased 7% in the first quarter of 2025 compared to the same 2024 period. The 7% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices due to economic and political concerns during the 2025 period as discussed under the “Market Conditions” section above.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended March 31,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$179,627	$168,671	$10,956	6%
Severance and ad valorem taxes	107,993	96,166	11,827	12%
Gathering, processing and transportation expenses	46,650	39,055	7,595	19%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.35	$5.80	$(0.45)	(8)%
Severance and ad valorem taxes (% of revenue)	7.8%	7.7%	0.1%	1%
Gathering, processing and transportation expenses (per Boe)	$1.39	$1.34	$0.05	4%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended March 31, 2025 increased $11.0 million compared to the three months ended March 31, 2024 and was the direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since March 31, 2024.
LOE per Boe for the first quarter of 2025 was $5.35, which represents a decrease of $0.45 per Boe (or 8%) from the first quarter of 2024. This decrease was primarily driven by lower semi-variable well costs, such as lower wellhead equipment rental rates, water disposal rates, and wellhead chemicals that resulted from operational efficiencies.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended March 31, 2025 increased $11.8 million compared to the three months ended March 31, 2024. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first quarter of 2025 increased $12.0 million compared to the same 2024 period primarily due to higher total operating revenues between periods. As a percentage of revenues, our severance and ad valorem taxes were consistent between periods at 7.8% and 7.7% for the three months ended March 31, 2025 and 2024, respectively.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended March 31, 2025 increased $7.6 million as compared to the three months ended March 31, 2024. This increase in expense was mainly attributable to higher natural gas and NGL volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$474,203	$410,179
Depreciation, depletion and amortization per Boe	$14.12	$14.11
For the three months ended March 31, 2025, DD&A expense amounted to $474.2 million, an increase of $64.0 million over the same 2024 period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $63.7 million, while our slightly higher DD&A rate of $14.12 per BOE increased DD&A expense by $0.3 million between periods.
DD&A per BOE was $14.12 for the first quarter of 2025 as compared to $14.11 for the same period in 2024. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash general and administrative expenses	$26,857	$28,279
Stock-based compensation	16,199	9,094
General and administrative expenses	$43,056	$37,373
Cash general and administrative expenses per Boe	$0.80	$0.97
G&A expenses for the three months ended March 31, 2025 were $43.1 million compared to $37.4 million for the three months ended March 31, 2024. Higher G&A in the first quarter of 2025 was the result of an increase of $7.1 million in stock-based compensation between periods primarily related to (i) additional grants of performance stock units (“PSUs”) and restricted stock since the first quarter of 2024; and (ii) the modification of the Co-CEO’s PSUs that resulted in accelerated expense period over period. This increase was partially offset by a $1.4 million decrease in cash G&A between periods.
Cash G&A on a per Boe basis decreased 18% between periods from $0.97 per Boe during the three months ended March 31, 2024 to $0.80 per Boe during the three months ended March 31, 2025 as a result of improved operational execution and realization of cost synergies following various transactions.
Merger and integration expense. There was no merger and integration expense incurred during the three months ended March 31, 2025. Merger and integration expense incurred during the three months ended March 31, 2024 was $11.1 million. These charges incurred during the 2024 period related to the merger with Earthstone Energy, Inc. (“Earthstone Merger”) that closed on November 1, 2023 and consisted of (i) $8.1 million in severance and related benefits associated with employees that were terminated in connection with the Earthstone Merger; and (ii) $3.0 million from software integration, consultancy and other professional fees.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Credit facility	$2,353	$2,167
5.375% Senior Notes due 2026	3,889	3,889
7.75% Senior Notes due 2026	—	5,813
6.875% Senior Notes due 2027	—	6,125
8.00% Senior Notes due 2027	11,000	11,000
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	9,128	12,344
7.00% Senior Notes due 2032	17,500	17,500
6.25% Senior Notes due 2033	15,625	—
Amortization of debt issuance costs, discount and premium	2,139	1,531
Loss on extinguishment of debt	5,826	—
Other interest expense	543	556
Total	$79,665	$72,587
Interest expense increased $7.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to (i) $15.6 million in interest incurred on our senior notes due 2033 that were issued in July 2024; and (ii) $5.8 million in additional interest expense related to the loss on extinguishment related to the partial redemption of our 2031 Senior Notes in January 2025. These increases were partially offset by the redemptions of our 6.875% senior notes due 2027 in April 2024 and 7.75% senior notes due 2026 in August 2024, as well as the partial redemption of our 2031 Senior Notes in January 2025 resulting in a total of $15.2 million less interest expense incurred between periods.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$21,308	$7,345
Non-cash mark-to-market derivative gain (loss)	36,423	(128,474)
Total	$57,731	$(121,129)
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Income before income taxes	$490,897	$278,552
Income tax expense	(100,334)	(48,957)
Our provisions for income taxes for the three months ended March 31, 2025 and 2024 differs from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the three months ended March 31, 2025, we generated pre-tax net income of $490.9 million and recorded income tax expense of $100.3 million. During the three months ended March 31, 2024, we generated pre-tax net income of $278.6 million and recorded income tax expense of $49.0 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. During the three months ended March 31, 2025 our total development capital expenditures were $500.7 million. We expect our total drilling, completion and facilities capital expenditures for 2025 to be between $1.9 billion to $2.0 billion. We funded our capital expenditures for the three months ended March 31, 2025 entirely from cash flows from operations, and we expect to fund the remainder of our 2025 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the three months ended March 31, 2025, we declared and paid a quarterly base dividend of $0.15 per share of Class A Common Stock and a distribution of $0.15 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The cash dividends and distributions paid to common unitholders totaled $121.0 million for the three months ended March 31, 2025.
Our stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the first quarter of 2025, we redeemed $175 million of our 2031 Senior Notes at a redemption price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$898,032	$647,598
Net cash used in investing activities	(361,816)	(619,348)
Net cash used in financing activities	(313,323)	(88,835)
For the three months ended March 31, 2025, we generated $898.0 million of cash from operating activities, an increase of $250.4 million from the same period in 2024. Cash provided by operating activities increased primarily due to higher production volumes and higher realized prices of gas and NGLs as well as the timing of collections on our receivables and payments to our suppliers during the three months ended March 31, 2025 as compared to the same 2024 period. These increasing factors were partially offset by lower realized prices for oil, higher severance and ad valorem taxes, lease operating expenses, GP&T and interest expense during the three months ended March 31, 2025 as compared to the same 2024 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the three months ended March 31, 2025, cash flows from operating activities and proceeds of $176.0 million from the sale of natural gas and oil gathering systems that were acquired during a prior year acquisition were used to (i) fund $500.7 million of drilling and development cash capital expenditures; (ii) redeem $175.0 million of our senior notes; (iii) pay $121.0 million in dividends and cash distributions to our shareholders and holders of our Common Units; and (iv) fund acquisitions of oil and gas properties of $35.4 million.
During the three months ended March 31, 2024, cash flows from operating activities, cash on hand and net borrowings under our revolving credit facility were used to (i) fund $519.6 million of drilling and development cash expenditures; (ii) pay $115.5 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iii) fund acquisitions of oil and gas properties of $97.0 million; and (iv) repurchase $31.5 million of our common stock.
Credit Agreement
OpCo, our consolidated subsidiary, has a secured revolving Credit Agreement with a syndicate of banks maturing in February 2028 that, as of March 31, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of March 31, 2025, we had no borrowings outstanding and $2.5 billion in available borrowing capacity, which was net of $2.5 million in letters of credit outstanding. The elected commitments and borrowing base were reaffirmed during the spring 2025 borrowing base redetermination.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of March 31, 2025 and through the filing of this Quarterly Report.
Senior Notes
OpCo has $4.0 billion in debt outstanding as of March 31, 2025, consisting of senior unsecured convertible notes due 2028 and senior unsecured notes with maturity dates ranging from 2026 to 2033. For further information on our debt instruments, refer to Note 4—Long-Term Debt under Part I, Item I of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2024, there have not been any significant, non-routine changes in our contractual obligations other than (i) a drilling rig contract entered into as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item I of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2024 Annual Report.

New Accounting Pronouncements
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, natural gas and NGL production. Pricing for oil, natural gas and NGLs has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first three months of 2025, our oil and gas sales for the three months ended March 31, 2025 would have moved up or down $111.0 million for each 10% change in oil prices per Bbl, $8.2 million for each 10% change in natural gas prices per Mcf, and $18.5 million for each 10% change in NGL prices per Bbl.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as collars, swaps, puts and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows that can emanate from fluctuations in oil and natural gas prices and thereby provide increased certainty of cash flows for our drilling program and debt service requirements. These instruments provide only partial price protection against declines in oil and natural gas prices, but alternatively they partially limit our potential gains from future increases in prices. Our Credit Agreement limits our ability to enter into commodity hedges covering greater than 85% of our reasonably anticipated projected production from proved properties.
The table below summarizes the terms of the derivative contracts we had in place as of March 31, 2025 and additional contracts entered into through April 30, 2025. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of March 31, 2025.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)(1)
Crude oil swaps	April 2025 - June 2025	4,095,000	45,000	$73.87
	July 2025 - September 2025	4,140,000	45,000	72.64
	October 2025 - December 2025	4,140,000	45,000	71.60
	January 2026 - March 2026	1,575,000	17,500	71.49
	April 2026 - June 2026	1,592,500	17,500	70.61
	July 2026 - September 2026	1,610,000	17,500	69.77
	October 2026 - December 2026	1,610,000	17,500	69.08

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(2)
Crude oil basis differential swaps	April 2025 - June 2025	4,095,000	45,000	$1.10
	July 2025 - September 2025	4,140,000	45,000	1.10
	October 2025 - December 2025	4,140,000	45,000	1.10
	January 2026 - March 2026	1,575,000	17,500	1.15
	April 2026 - June 2026	1,592,500	17,500	1.15
	July 2026 - September 2026	1,610,000	17,500	1.15
	October 2026 - December 2026	1,610,000	17,500	1.15

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)(3)
Crude oil roll differential swaps	April 2025 - June 2025	4,095,000	45,000	$0.44
	July 2025 - September 2025	4,140,000	45,000	0.44
	October 2025 - December 2025	4,140,000	45,000	0.44
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

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

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(1)
Natural gas swaps - Henry Hub	April 2025 - June 2025	11,193,000	123,000	$3.12
	July 2025 - September 2025	11,316,000	123,000	3.43
	October 2025 - December 2025	11,316,000	123,000	3.85
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)(2)
Natural gas swaps - Waha Hub	April 2025 - June 2025	7,015,000	77,088	$0.67
	July 2025 - September 2025	10,580,000	115,000	1.70
	October 2025 - December 2025	7,530,000	81,848	1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	12,385,000	134,620	2.68
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)(3)
Natural gas basis differential swaps	April 2025 - June 2025	11,193,000	123,000	$(1.35)
	July 2025 - September 2025	11,316,000	123,000	(1.23)
	October 2025 - December 2025	11,316,000	123,000	(1.25)
	January 2026 - March 2026	8,190,000	91,000	(1.09)
	April 2026 - June 2026	8,281,000	91,000	(2.27)
	July 2026 - September 2026	8,372,000	91,000	(1.29)
	October 2026 - December 2026	8,372,000	91,000	(0.98)
	January 2027 - March 2027	12,600,000	140,000	(0.46)
	April 2027 - June 2027	12,740,000	140,000	(1.11)
	July 2027 - September 2027	12,880,000	140,000	(0.62)
	October 2027 - December 2027	12,880,000	140,000	(0.87)

(1)    These natural gas swap contracts are settled based on the NYMEX Henry Hub price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(2)    These natural gas swap contracts are settled based on the Waha Hub daily price on each trading day within the specified monthly settlement period versus the contractual swap price for the volumes stipulated.
(3)    These natural gas basis swap contracts are settled based on the difference between the Inside FERC’s West Texas Waha Hub price and the NYMEX price of natural gas during each applicable monthly settlement period.

Changes in the fair value of derivative contracts from December 31, 2024 to March 31, 2025, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$111,356
Commodity hedge contract settlement payments, net of any receipts	(21,308)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	57,731
Net fair value of oil and gas derivative contracts outstanding as of March 31, 2025	$147,779

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of March 31, 2025 would cause a $129.9 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of March 31, 2025 would cause a $31.8 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of March 31, 2025, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The total debt balance of $4.0 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 11—Commitments and Contingencies under Part I, Item 1 of this Quarterly Report for more information regarding our legal proceedings.
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
We are not aware of any other material environmental claims existing as of March 31, 2025 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our 2024 Annual Report and the risk factors and other cautionary statements contained in our other SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our 2024 Annual Report or our SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, we did not purchase any Common Stock in the open market under our stock repurchase program.
Item 5. Other Information
Trading Plans
During the quarter ended March 31, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2024).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2019).
10.1#*	Permian Resources Corporation Eighth Amended and Restated Non-Employee Director Compensation Program.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
#    Management contract or compensatory plan or agreement.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	May 8, 2025