Form 10-Q
period 2025-06-30
Permian Resources Corp
filed 2025-08-07
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 800,432,383 shares of total common stock outstanding, including 702,730,246 shares of Class A Common Stock, par value $0.0001 per share, and 97,702,137 shares of Class C Common Stock, par value $0.0001 per share.

GLOSSARY OF UNITS OF MEASUREMENTS AND INDUSTRY TERMS
Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “Permian Resources,” “we,” “us,” “our” or the “Company” are references to Permian Resources Corporation and its consolidated subsidiaries, including Permian Resources Operating, LLC.

The following are abbreviations and definitions of certain terms used in this Quarterly Report, which are commonly used in the oil and natural gas industry:
Bbl. One stock tank barrel of 42 U.S. gallons liquid volume used herein in reference to crude oil, NGLs or condensate.
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
MBbl. One thousand barrels of crude oil, NGLs or condensate.
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
Proved reserves. Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward from known reservoirs, and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
Proved undeveloped reserves or PUD. Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.
Realized price. The price received for selling oil, NGL and natural gas production, that reflects various factors including, but not limited to, transportation costs, regional market conditions and contractual differentials.
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
Waha Hub. A natural gas benchmark price in West Texas.
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
Forward-looking statements may include statements about:
•volatility of oil, NGL and natural gas prices or a prolonged period of low oil, NGL or natural gas prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil, NGLs and natural gas;
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
•our realized oil, NGL and natural gas prices;
•the timing and amount of our future production of oil, NGLs and natural gas;
•our ability to identify, complete and effectively integrate acquisitions of properties, or businesses;
•our hedging strategy and results;
•our competition;
•our ability to obtain permits and governmental approvals;
•our compliance with government regulations, including those related to environmental, health and safety regulations and liabilities thereunder;
•our pending legal matters;
•the marketing and transportation of our oil, NGLs and natural gas;
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

We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to the exploration for and development, production, gathering and sale of oil, NGLs and natural gas. Factors which could cause our actual results to differ materially from the results contemplated by forward-looking statements include, but are not limited to:
•commodity price volatility (including regional basis differentials);
•uncertainty inherent in estimating oil, NGL and natural gas reserves, including the impact of commodity price declines on the economic producibility of such reserves, and in projecting future rates of production;
•geographic concentration of our operations;
•changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
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
•changes to tax laws or interpretations thereof and the impact of such changes on us, including the One Big Beautiful Bill Act (“OBBBA”);
•regulatory changes, including those that may impact environmental, energy, and natural resources regulation;
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
•inflation;
•changes in our credit ratings or adverse changes in interest rates and associated changes in monetary policy;
•changes in the financial strength of counterparties to our credit agreement and hedging contracts;
•the timing of development expenditures;
•political and economic conditions and events in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, including the conflict in Israel, Iran and their surrounding areas, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China and Russia, and acts of terrorism or sabotage and the effects therefrom;
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

Should one or more of the risks or uncertainties described in this Quarterly Report, our 2024 Annual Report or our other filings with the SEC occur, or should any underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$451,002	$479,343
Accounts receivable, net	513,121	530,452
Derivative instruments	151,203	85,509
Prepaid and other current assets	33,745	26,290
Total current assets	1,149,071	1,121,594
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,878,517	1,990,441
Proved properties	20,226,635	18,595,780
Accumulated depreciation, depletion and amortization	(6,130,538)	(5,163,124)
Total oil and natural gas properties, net	15,974,614	15,423,097
Other property and equipment, net	52,162	50,381
Total property and equipment, net	16,026,776	15,473,478
Noncurrent assets
Operating lease right-of-use assets	147,592	119,703
Other noncurrent assets	170,967	183,125
TOTAL ASSETS	$17,494,406	$16,897,900
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,397,708	$1,198,418
Current portion of long-term debt	286,126	—
Operating lease liabilities	74,596	57,216
Other current liabilities	70,517	71,703
Total current liabilities	1,828,947	1,327,337
Noncurrent liabilities
Long-term debt, net	3,711,355	4,184,233
Asset retirement obligations	159,170	148,443
Deferred income taxes	759,319	602,379
Operating lease liabilities	74,856	64,288
Other noncurrent liabilities	56,241	52,701
Total liabilities	6,589,888	6,379,381
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 706,247,335 shares issued and 701,276,121 shares outstanding at June 30, 2025 and 707,388,380 shares issued and 703,774,082 shares outstanding at December 31, 2024	71	71
Class C: 99,050,810 shares issued and outstanding at June 30, 2025 and 99,599,640 shares issued and outstanding at December 31, 2024	10	10
Additional paid-in capital	8,054,604	8,056,552
Retained earnings (accumulated deficit)	1,403,744	1,081,895
Total shareholders' equity	9,458,429	9,138,528
Noncontrolling interest	1,446,089	1,379,991
Total equity	10,904,518	10,518,519
TOTAL LIABILITIES AND EQUITY	$17,494,406	$16,897,900
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues
Oil and gas sales	$1,197,596	$1,246,083	$2,574,047	$2,489,082
Operating expenses
Lease operating expenses	187,972	159,671	367,599	328,342
Severance and ad valorem taxes	94,930	93,070	202,923	189,236
Gathering, processing and transportation expenses	55,754	43,745	102,404	82,800
Depreciation, depletion and amortization	506,410	426,428	980,613	836,607
General and administrative expenses	49,839	48,729	92,895	86,102
Merger and integration expense	—	6,941	—	18,064
Impairment and abandonment expense	146	6,384	5,355	6,404
Exploration and other expenses	5,060	5,978	20,310	17,466
Total operating expenses	900,111	790,946	1,772,099	1,565,021
Net gain on sale of long-lived assets	—	—	—	112
Income from operations	297,485	455,137	801,948	924,173

Other income (expense)
Interest expense	(72,770)	(75,452)	(152,435)	(148,039)
Net gain (loss) on derivative instruments	73,019	14,298	130,750	(106,831)
Other income (expense)	9,773	(2,803)	18,141	429
Total other income (expense)	10,022	(63,957)	(3,544)	(254,441)

Income before income taxes	307,507	391,180	798,404	669,732
Income tax expense	(62,486)	(82,272)	(162,820)	(131,229)
Net income	245,021	308,908	635,584	538,503
Less: Net income attributable to noncontrolling interest	(37,884)	(73,808)	(99,149)	(156,828)
Net income attributable to Class A Common Stock	$207,137	$235,100	$536,435	$381,675

Income per share of Class A Common Stock:
Basic	$0.30	$0.38	$0.76	$0.66
Diluted	$0.28	$0.36	$0.72	$0.61
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$635,584	$538,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	980,613	836,607
Stock-based compensation expense	37,093	32,607
Impairment and abandonment expense	5,355	6,404
Deferred tax expense	157,934	125,870
Net (gain) loss on sale of long-lived assets	—	(112)
Non-cash portion of derivative (gain) loss	(53,679)	121,740
Amortization of debt issuance costs, discount and premium	4,299	3,000
Loss on extinguishment of debt	5,826	3,475
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	23,460	(25,846)
(Increase) decrease in prepaid and other assets	(3,214)	(4,397)
Increase (decrease) in accounts payable and other liabilities	143,457	(51,819)
Net cash provided by operating activities	1,936,728	1,586,032
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(650,281)	(262,312)
Drilling and development capital expenditures	(1,005,728)	(1,036,035)
Purchases of other property and equipment	(5,108)	(4,004)
Proceeds from sales of oil and natural gas properties	175,988	7,401
Net cash used in investing activities	(1,485,129)	(1,294,950)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	1,790,000
Repayment of borrowings under revolving credit facility	—	(1,415,000)
Redemption of senior notes	(177,726)	(356,351)
Debt issuance and redemption costs	(17,352)	(4,220)
Proceeds from exercise of stock options	59	257
Share repurchases	(43,347)	(61,048)
Dividends paid	(211,777)	(213,018)
Distributions paid to noncontrolling interest owners	(29,797)	(57,117)
Net cash used in financing activities	(479,940)	(316,497)
Net increase (decrease) in cash, cash equivalents and restricted cash	(28,341)	(25,415)
Cash, cash equivalents and restricted cash, beginning of period	479,343	73,864
Cash, cash equivalents and restricted cash, end of period	$451,002	$48,449
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$148,597	$136,622
Cash paid (refunded) for income taxes	(809)	6,818
Supplemental non-cash activity
Equity issued to acquire oil and gas properties	—	100,371
Accrued capital expenditures included in accounts payable and accrued expenses	322,823	272,987
Asset retirement obligations incurred, including revisions to estimates	9,735	10,627
Dividends payable	11,343	6,265
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$451,002	$47,849
Restricted cash(1)	—	600
Total cash, cash equivalents and restricted cash	$451,002	$48,449

(1)    Included in Prepaid and other current assets as of June 30, 2024 in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519
Restricted stock issued	2,203	—	—	—	—	—	—	—	—
Restricted stock forfeited	(66)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,929	—	16,929	—	16,929
Stock option exercises	4	—	—	—	21	—	21	—	21
Dividends	—	—	—	—	—	(107,519)	(107,519)	—	(107,519)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,940)	(14,940)
Conversion of common shares from Class C to Class A, net of tax	549	—	(549)	—	7,799	—	7,799	(7,825)	(26)
Equity impact from transactions effecting Common Units, net of tax of $0.3 million	—	—	—	—	(880)	—	(880)	1,133	253
Net income	—	—	—	—	—	329,298	329,298	61,265	390,563
Balance at March 31, 2025	710,078	$71	99,051	$10	$8,080,421	$1,303,674	$9,384,176	$1,419,624	$10,803,800
Restricted stock issued	301	—	—	—	—	—	—	—	—
Restricted stock forfeited	(135)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(4,120)	—	—	—	(43,347)	—	(43,347)	—	(43,347)
Performance stock units vested and issued	118	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,164	—	20,164	—	20,164
Stock option exercises	5	—	—	—	38	—	38	—	38
Dividends	—	—	—	—	—	(107,067)	(107,067)	—	(107,067)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,857)	(14,857)
Equity impact from transactions effecting Common Units, net of tax of $0.8 million	—	—	—	—	(2,672)	—	(2,672)	3,438	766
Net income	—	—	—	—	—	207,137	207,137	37,884	245,021
Balance at June 30, 2025	706,247	$71	99,051	$10	$8,054,604	$1,403,744	$9,458,429	$1,446,089	$10,904,518

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196
Restricted stock issued	410	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	6,242	—	—	—	100,371	—	100,371	—	100,371
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(1,800)	—	—	—	—	(29,556)	(29,556)
Performance stock units vested and issued	457	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,976	—	22,976	—	22,976
Stock option exercises	15	—	—	—	199	—	199	—	199
Dividends	—	—	—	—	—	(126,996)	(126,996)	—	(126,996)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(29,421)	(29,421)
Conversion of common shares from Class C to Class A, net of tax	85,104	9	(85,104)	(9)	1,162,903	—	1,162,903	(1,099,555)	63,348
Equity impact from transactions effecting Common Units, net of tax of $1.9 million	—	—	—	—	(6,470)	—	(6,470)	8,367	1,897
Net income	—	—	—	—	—	235,100	235,100	73,808	308,908
Balance at June 30, 2024	679,498	$68	100,703	$10	$7,611,052	$735,034	$8,346,164	$1,313,758	$9,659,922

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
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. The consolidated financial statements include the accounts of the Company, its subsidiary OpCo and OpCo’s wholly-owned subsidiaries. Noncontrolling interest represents third-party ownership in OpCo and is presented as a component of equity. Refer to Note 9—Shareholders’ Equity and Noncontrolling Interest for a discussion of noncontrolling interest.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires the Company’s management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events, and accordingly, actual results could differ from amounts previously established. Additionally, the prices received for oil, NGL and natural gas production can heavily influence the Company’s assumptions, judgments and estimates, and continued volatility of oil and gas prices could have a significant impact on the Company’s estimates.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the six months ended June 30, 2025, the Company entered into one drilling rig contract with a lease term of three years. A lease right-of-use asset and related liability were recorded for this drilling rig contract based on the present value of the future lease payments of the drilling rig over the lease terms. As of June 30, 2025, the Company had recorded in aggregate $10.3 million and $18.9 million of current and noncurrent operating lease liabilities, respectively, related to the new drilling rig contract.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$147,592	$119,703
Finance right-of-use asset	Other noncurrent assets	14,955	15,033
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$74,596	$57,216
Finance lease liability	Other current liabilities	781	772
Noncurrent
Operating lease liabilities	Operating lease liabilities	$74,856	$64,288
Finance lease liability	Other noncurrent liabilities	15,344	15,168
There have been no other significant changes in leases during the six months ended June 30, 2025.
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
Income tax expense recognized during interim periods is based on applying an estimated annual effective income tax rate to the Company’s year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various state jurisdictions, permanent and temporary differences and the likelihood of recovering deferred tax assets generated. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information becomes known or as the tax environment changes. Refer to Note 13—Subsequent Events for additional information regarding the enactment of the One Big Beautiful Bill Act (“OBBBA”) that occurred subsequent to the reporting period ended June 30, 2025.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Acquisitions
2025 Bolt-On Acquisitions
On June 16, 2025, the Company completed its acquisition of approximately 13,000 net leasehold acres with Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominately located directly offsetting the Company’s existing asset position in the core of its New Mexico operating area. The acquisition was recorded as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). Total consideration paid was $572.3 million after settlement statement adjustments, of which $500.6 million was allocated to proved properties and $80.8 million to unproved properties on a relative fair value basis with the remaining $9.1 million related to liabilities assumed.
During the six months ended June 30, 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $43.6 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.

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
Purchase Price Allocation
As of the date of this filing, the fair value of assets acquired and liabilities assumed are preliminary and not complete as adjustments may be made. The Company expects to complete the purchase price allocation during the 12-month period subsequent to the Bolt-On Acquisition closing date. There were no significant adjustments to the purchase price allocation during the six months ended June 30, 2025.
The pro forma impact of this business combination to revenues and net income is not disclosed as it was deemed not to have a material impact on the Company’s results of operations.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued oil and gas sales receivable, net	$268,736	$326,393
Joint interest billings, net	232,565	188,474
Accrued derivative settlements receivable	10,432	8,585
Other	1,388	7,000
Accounts receivable, net	$513,121	$530,452
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accounts payable	$93,891	$45,965
Accrued capital expenditures	273,061	267,213
Revenues payable	612,572	589,454
Accrued employee compensation and benefits	15,850	28,550
Accrued interest	113,836	121,204
Accrued expenses and other	288,498	146,032
Accounts payable and accrued expenses	$1,397,708	$1,198,418

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Credit Facility	$—	$—

Senior Notes
5.375% Senior Notes due 2026	286,722	289,448
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	170,000	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	325,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(29,183)	(31,545)
Unamortized debt (discount)/premium	(5,058)	6,330
Senior Notes, net	3,997,481	4,184,233

Total debt, net	$3,997,481	$4,184,233
Less: current portion of long-term debt	(286,126)	—
Total long-term debt, net	$3,711,355	$4,184,233
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) that, as of June 30, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of June 30, 2025, the Company had no borrowings outstanding and $2.5 billion in available borrowing capacity, net of $2.5 million in letters of credit outstanding.
In connection with the spring borrowing base redetermination on April 30, 2025, the Company entered into the ninth amendment to its Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) reaffirmed the borrowing base at $4.0 billion and (ii) reaffirmed the aggregate elected commitments at $2.5 billion.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected commitments, which is set at $2.5 billion as of June 30, 2025; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations; one at the Borrower’s request and an additional one in connection with any Material Acquisition (as defined in the Credit Agreement). The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding in an amount equal to the excess. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or SOFR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 175 to 275 basis points, depending on the percentage of elected commitments utilized, plus an additional 10 basis point credit spread adjustment. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin, ranging from 75 to 175 basis points, depending on the percentage of the borrowing base utilized. OpCo also pays a commitment fee of 37.5 to 50 basis points on unused elected commitment amounts under its facility.

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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2025.
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
The Convertible Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee OpCo’s outstanding Senior Unsecured Notes. The Convertible Senior Notes will mature on April 1, 2028 unless earlier repurchased, redeemed or converted. As of June 30, 2025, certain conditions have been met, and as a result, noteholders have the right to convert their Convertible Senior Notes during the third quarter of 2025.
OpCo can settle conversions by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. As of June 30, 2025, the conversion rate was adjusted to 176.6910 shares of Class A Common Stock per $1,000 principal amount of Convertible Senior Notes as a result of cash dividends and distributions paid.
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
At issuance, the Company recorded a liability equal to the face value the Convertible Senior Notes, net of unamortized debt issuance costs, in Long-term debt, net in the consolidated balance sheets. As of June 30, 2025, the net liability related to the Convertible Senior Notes was $167.3 million.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Unsecured Notes
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of June 30, 2025.

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
5.375% Senior Notes due 2026	5.375%	January 15, July 15	$286,722	January 15, 2026
8.00% Senior Notes due 2027	8.00%	April 15, October 15	550,000	April 15, 2027
5.875% Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
9.875% Senior Notes due 2031	9.875%	January 15, July 15	325,000	July 15, 2031
7.00% Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
6.25% Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
The 5.375% senior notes due 2026 (the “2026 Senior Notes”), 8.00% senior notes due 2027, 5.875% senior notes due 2029, 9.875% senior notes due 2031 (the “2031 Senior Notes”), 7.00% senior notes due 2032 and 6.25% senior notes due 2033 (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. OpCo may redeem some or all of its Senior Unsecured Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of June 30, 2025.
Please refer to Note 5—Long-Term Debt included in Part II, Item 8 in the 2024 Annual Report for additional details around OpCo’s Senior Unsecured Notes and Convertible Senior Notes.
Partial Senior Note Repurchase and Redemptions
During June 2025, the Company repurchased $2.7 million of its outstanding 2026 Senior Notes at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Following the repurchase transaction, the remaining aggregate principal amount of the 2026 Senior Notes outstanding was $286.7 million.
During January 2025, the Company redeemed $175 million of its 2031 Senior Notes at a redemption price equal to 109.875% of the principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. The Company paid total consideration of $192.3 million, excluding interest, resulting in a loss on extinguishment of debt of $5.8 million after writing off the carrying value of the 2031 Senior Notes of $186.5 million, which included the associated pro rata unamortized debt premium. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the six months ended June 30, 2025:

(in thousands)
Asset retirement obligations, beginning of period	$160,089
Liabilities incurred	4,351
Liabilities acquired	5,384
Liabilities divested and settled	(4,118)
Accretion expense	5,622
Asset retirement obligations, end of period	171,328
Less current portion(1)	(12,158)
Asset retirement obligations - long-term, end of period	$159,170
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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Equity Awards
Restricted stock	$7,713	$10,853	$13,927	$15,439
Performance stock units	12,451	12,123	23,166	17,168
Total stock-based compensation expense	$20,164	$22,976	$37,093	$32,607
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about restricted stock activity during the six months ended June 30, 2025:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2024	3,614,303	$12.64
Granted	2,504,078	14.20
Vested	(946,468)	12.73
Forfeited	(200,694)	14.08
Unvested balance as of June 30, 2025	4,971,219	13.35
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon an eighteen month to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the six months ended June 30, 2025 and 2024 was $12.0 million and $12.5 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of June 30, 2025 was $50.7 million, which the Company expects to recognize over a weighted average period of 2.2 years.
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
The following table provides information about stock option awards outstanding during the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	388,033	$16.10		$628
Exercised	(10,000)	6.98		65
Expired	(57,500)	17.60
Outstanding as of June 30, 2025	320,533	16.11	2.5	501
Exercisable as of June 30, 2025	320,533	16.11	2.5	501
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the six months ended June 30, 2025:

2025 Awards
Fair value per share	$19.53
Expected implied stock volatility	34.6%
Risk-free interest rate	4.2%
The following table provides information about PSUs outstanding during the six months ended June 30, 2025:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2024	5,343,399	$16.54
Granted	2,206,025	19.53
Vested(1)	(47,082)	30.62
Forfeited	(5,921)	23.49
Unvested balance as of June 30, 2025	7,496,421	17.33
(1)    This balance includes vested PSU awards as of June 30, 2025 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation at the time of vesting, which may be greater than or less than the original number granted.
As of June 30, 2025, there was $53.0 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.0 year.
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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of June 30, 2025:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	July 2025 - September 2025	5,244,000	57,000	$72.43
	October 2025 - December 2025	5,244,000	57,000	70.99
	January 2026 - March 2026	2,655,000	29,500	69.71
	April 2026 - June 2026	2,684,500	29,500	68.85
	July 2026 - September 2026	2,714,000	29,500	68.13
	October 2026 - December 2026	2,714,000	29,500	67.57

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	July 2025 - September 2025	4,140,000	45,000	$1.10
	October 2025 - December 2025	4,140,000	45,000	1.10
	January 2026 - March 2026	2,655,000	29,500	1.07
	April 2026 - June 2026	2,684,500	29,500	1.07
	July 2026 - September 2026	2,714,000	29,500	1.07
	October 2026 - December 2026	2,714,000	29,500	1.07

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	July 2025 - September 2025	4,872,000	52,957	$0.52
	October 2025 - December 2025	5,244,000	57,000	0.55
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	July 2025 - September 2025	15,180,000	165,000	$3.58
	October 2025 - December 2025	15,180,000	165,000	4.02
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha Hub	July 2025 - September 2025	10,580,000	115,000	$1.70
	October 2025 - December 2025	7,530,000	81,848	1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	12,385,000	134,620	2.68
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	July 2025 - September 2025	19,044,000	207,000	$(1.42)
	October 2025 - December 2025	19,044,000	207,000	(1.43)
	January 2026 - March 2026	12,330,000	137,000	(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha Hub price and the NYMEX Henry Hub price of natural gas.
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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net gain (loss) on derivative instruments	$73,019	$14,298	$130,750	$(106,831)

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$177,797	$(26,594)	$151,203
	Other noncurrent assets	49,939	(30,374)	19,565
Derivative Liabilities
Commodity contracts	Other current liabilities	$27,935	$(26,594)	$1,341
	Other noncurrent liabilities	34,766	(30,374)	4,392

		December 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$95,771	$(10,262)	$85,509
	Other noncurrent assets	32,858	(3,971)	28,887
Derivative Liabilities
Commodity contracts	Other current liabilities	$13,302	$(10,262)	$3,040
	Other noncurrent liabilities	3,971	(3,971)	—

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2025
Total assets	$—	$170,768	$—
Total liabilities	—	5,733	—
December 31, 2024
Total assets	$—	$114,396	$—
Total liabilities	—	3,040	—
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	June 30, 2025			December 31, 2024
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	286,126	286,722	286,502	288,357	289,448	287,400
8.00% Senior Notes due 2027(2)	558,721	550,000	562,395	560,910	550,000	561,855
3.25% Convertible Senior Notes due 2028(2)(3)	167,269	170,000	414,263	166,803	170,000	436,554
5.875% Senior Notes due 2029(2)	668,297	700,000	703,210	664,935	700,000	688,103
9.875% Senior Notes due 2031(2)	345,044	325,000	356,208	532,730	500,000	550,562
7.00% Senior Notes due 2032(2)	985,285	1,000,000	1,036,524	984,426	1,000,000	1,017,903
6.25% Senior Notes due 2033(2)	986,739	1,000,000	1,008,739	986,072	1,000,000	989,508

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
(3)    The Convertible Senior Notes are subject to certain conditions that allow them to be convertible prior to their maturity and as of June 30, 2025, noteholders have the right to convert during the third quarter of 2025. The Company has Capped Call Transactions that cover the aggregate number of shares of Class A Common Stock that underlie the Convertible Senior Notes and would offset any cash payment OpCo is required to make in excess of the principal amount of these notes. Refer to Note 4—Long-Term Debt for additional information on the Convertible Senior Notes and associated Capped Call Transactions.
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the six months ended June 30, 2025 and 2024, certain legacy owners of Colgate Energy Partners III, LLC (“Colgate”) and Earthstone Energy, Inc. (“Earthstone”) exchanged 0.5 million and 126.5 million, respectively, of their common units of OpCo (“Common Units”) and corresponding shares of Class C Common Stock for Class A Common Stock. A deferred tax liability of less than $0.1 million and a deferred tax asset of $89.6 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the six months ended June 30, 2025 and 2024, respectively. No cash proceeds were received by the Company in connection with these conversions.
Stock Issuance
During the six months ended June 30, 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of the asset acquisitions executed during the year ended December 31, 2024 (discussed in Note 3 — Acquisitions and Divestitures in the 2024 Annual Report). No cash proceeds were received by the Company in connection with this issuance.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
June 30, 2025	$0.15	$—	$0.15	$120,564
June 30, 2024	$0.06	$0.14	$0.20	$154,614
Six Months Ended,
June 30, 2025	$0.30	$—	$0.30	$241,574
June 30, 2024	$0.11	$0.24	$0.35	$270,135
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
During the six months ended June 30, 2025, the Company paid $43.3 million to repurchase 4.1 million shares of Class A Common Stock at a weighted average price of $10.52 per share as part of the Repurchase Program. The shares that were repurchased were subsequently canceled by the Company.
During the six months ended June 30, 2024, the Company paid $61.0 million to repurchase 3.8 million Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the merger with Colgate on September 1, 2022 and the merger with Earthstone on November 1, 2023. The noncontrolling interest percentage is affected by various equity transactions such as Common Unit and Class C Common Stock exchanges and transactions involving Class A Common Stock.
As of June 30, 2025 and December 31, 2024, the noncontrolling interest ownership of OpCo was 12%. The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the period.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to Class A Common Stock	$207,137	$235,100	$536,435	$381,675
Add: Interest on Convertible Senior Notes, net of tax	1,287	1,269	2,569	2,584
Adjusted net income (attributable to Class A Common Stock)	$208,424	$236,369	$539,004	$384,259

Basic weighted average shares of Class A Common Stock outstanding	701,353	612,248	702,686	582,360
Add: Dilutive effects of Convertible Senior Notes	30,037	28,706	30,037	28,706
Add: Dilutive effects of equity awards	14,634	15,418	14,521	14,971
Diluted weighted average shares of Class A Common Stock outstanding	746,024	656,372	747,244	626,037

Basic net earnings per share of Class A Common Stock	$0.30	$0.38	$0.76	$0.66
Diluted net earnings per share of Class A Common Stock	$0.28	$0.36	$0.72	$0.61
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Out-of-the-money stock options	266	470	287	505
Weighted average shares of Class C Common Stock	99,051	159,352	99,321	189,081
Restricted stock	2,740	222	1,408	111
Performance stock units	2,205	—	1,386	—
Note 11—Commitments and Contingencies
Commitments
During the six months ended June 30, 2025, the Company entered into a series of firm commitment transportation agreements that guarantee volumetric capacity on pipelines for gas transportation with varying terms over ten years. The agreements are effective beginning in 2025 and will provide the Company natural gas capacity on the pipelines ranging from 25,000 to 250,000 MMBtu per day. The Company is not required to deliver natural gas volumes specifically produced from any of the Company’s properties under these agreements. The agreements include demand fees that are applied to the total volumetric capacity per the agreements regardless if utilized. As a result, the aggregate minimum financial commitment amount over the term of these agreements is approximately $1.0 billion based upon the volumetric commitments per the agreements as of June 30, 2025. The Company has paid $1.1 million related to these commitments during the six months ended June 30, 2025, that are included in the Purchased gas sales, net line item described in Note 12—Revenues.
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no other material, non-routine changes in commitments during the six months ended June 30, 2025.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12—Revenues
Revenue from Contracts with Customers
Crude oil, NGL and natural gas sales are recognized at the point that control of the product is transferred to the customer and collectability is reasonably assured. Substantially all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active spot market and quality differentials. As a result, the Company’s realized prices of oil, NGLs and natural gas fluctuate to remain competitive with other available oil, NGLs and natural gas supplies both globally and locally.
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas, NGLs and purchased gas sales as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues (in thousands):
Oil sales	$1,007,450	$1,114,343	$2,117,221	$2,165,985
NGL sales	158,019	154,771	343,041	307,361
Natural gas sales	30,172	(23,031)	111,830	15,736
Purchased gas sales, net	1,955	—	1,955	—
Oil and gas sales	$1,197,596	$1,246,083	$2,574,047	$2,489,082
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
NGL and Natural gas sales
Under the Company’s natural gas processing contracts, liquids rich natural gas is delivered to a midstream gathering and processing entity at the agreed upon delivery point at which the purchaser takes title of the product. The midstream processing entity gathers and processes the raw gas and then remits proceeds to the Company. For these contracts, the Company evaluates when control is transferred and revenue should be recognized. Where the Company elects to take its NGL or residue gas product “in-kind” at the plant tailgate, fees incurred prior to transfer of control at the outlet of the plant are presented as GP&T within the consolidated statements of operations. Where the Company does not take its NGL or residue gas products “in-kind”, transfer of control occurs at the inlet of the gas gathering systems, or prior, and fees incurred subsequent to this point are reflected as a net reduction to NGL and natural gas sales revenues presented in the table above.
Purchased gas sales
The Company has entered into a series of natural gas purchase and sale agreements to facilitate the sale of natural gas at additional markets. The proceeds and costs of these transactions are presented net as they are transacted with the same counterparty (or same related parties) as shown in the line item Purchased gas sales, net in the table above.
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for NGL and natural gas sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, such receivable balances were $268.7 million and $326.4 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the six months ended June 30, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 13—Subsequent Events
Recent Federal Legislation
On July 4, 2025, the OBBBA was signed into law. As this legislation was enacted after June 30, 2025, its effects are not reflected in the Company’s provision for income taxes as of and for the three and six months ended June 30, 2025. The Company is currently evaluating the potential impacts of the OBBBA, but does not expect it to have a material impact on our results of operations and cash flows for the year ended December 31, 2025.
Dividends Declared
On August 6, 2025, the Company announced that its Board of Directors declared a quarterly base dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The dividend is payable September 30, 2025 to shareholders of record as of September 16, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, future market prices for oil, NGLs and natural gas, future production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, inflation, regulatory changes, and other uncertainties, as well as those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and the 2024 Annual Report; all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Market Conditions
Our revenue, profitability and ability to return cash to stockholders can depend substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
Concerns of global economic growth, elevated interest rates, inflation, increases in global oil supply and tariffs and international trade policies have resulted in lower oil prices over the past year. Despite recent geopolitical tensions, international conflicts and strong global demand, higher than anticipated supply increases from the OPEC resulted in further downward pressure on prices through the end of the second quarter of 2025.
Throughout 2024 and the first half of 2025, natural gas prices in the Permian Basin have been negatively impacted by low demand as a result of pipeline capacity constraints out of the basin, pipeline maintenance, and higher production levels. These factors have led to lower and, during certain periods, negative regional gas prices being realized for natural gas sales at the Waha Hub in West Texas resulting in lower gas realizations on our production sold at these regional price points.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations, including the OBBBA, weather conditions, growth in alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2023:

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16	$70.28	$71.42	$63.71
Natural gas (per MMBtu)	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08	$2.42	$4.27	$3.16
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

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. saw higher levels of inflation during 2024 and through the first half of 2025, which is expected to remain heightened throughout 2025 due to concerns over international conflicts, tariffs and trade policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2025 Highlights
2025 Bolt-On Acquisitions
On June 16, 2025, we completed an acquisition of approximately 13,000 net leasehold acres with Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominately located directly offsetting our existing asset position in the core of our New Mexico operating area.
Additionally, during the six months ended June 30, 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $43.6 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Return of Capital Program
During the six months ended June 30, 2025, we declared and paid quarterly base dividends totaling $0.30 per share of Class A Common Stock and distributions totaling $0.30 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). The cash dividends and distributions paid to common unitholders totaled $241.6 million for the six months ended June 30, 2025.
During the six months ended June 30, 2025, we paid $43.3 million to repurchase 4.1 million shares of our Class A Common Stock at a weighted average price of $10.52 per share as part of our stock repurchase program. The shares that were repurchased were subsequently canceled.
Financing
During June 2025, we repurchased $2.7 million of our senior notes due 2026 (the “2026 Senior Notes”) at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Following the repurchase transaction, the remaining aggregate principal amount of the 2026 Senior Notes outstanding was $286.7 million.
During January 2025, we redeemed $175 million of our senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended June 30,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$1,007,450	$1,114,343	$(106,893)	(10)%
NGL sales	158,019	154,771	3,248	2%
Natural gas sales	30,172	(23,031)	53,203	231%
Purchased gas sales, net	1,955	—	1,955	100%
Oil and gas sales	$1,197,596	$1,246,083	$(48,487)	(4)%

Net production:
Oil (MBbls)	16,064	13,912	2,152	15%
NGL (MBbls)	8,900	7,711	1,189	15%
Natural gas (MMcf)	60,486	55,224	5,262	10%
Total (MBoe)(1)	35,046	30,827	4,219	14%

Average daily net production:
Oil (Bbls/d)	176,533	152,883	23,650	15%
NGL (Bbls/d)	97,804	84,736	13,068	15%
Natural gas (Mcf/d)	664,686	606,856	57,830	10%
Total (Boe/d)(1)	385,118	338,761	46,357	14%

Average sales prices:
Oil (per Bbl)	$62.71	$80.10	$(17.39)	(22)%
Effect of derivative settlements on average price (per Bbl)	2.61	(1.11)	3.72	335%
Oil including the effects of hedging (per Bbl)	$65.32	$78.99	$(13.67)	(17)%

NGL (per Bbl)	$17.75	$20.07	$(2.32)	(12)%

Natural gas (per Mcf)	$0.50	$(0.42)	$0.92	219%
Effect of derivative settlements on average price (per Mcf)	0.23	0.42	(0.19)	(45)%
Effect of purchased gas sales on average price (per Mcf)	0.03	—	0.03	100%
Natural gas including the effects of hedging (per Mcf)	$0.76	$—	$0.76	100%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the three months ended June 30, 2025 were $48.5 million (or 4%) lower than total net revenues for the three months ended June 30, 2024. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Average realized sales price for oil and NGLs decreased 22% and 12%, respectively, in the second quarter of 2025 compared to the same 2024 period. The 22% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods. The 12% decrease in the average realized NGL price between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the second quarter of 2025 compared to the same 2024 period.
These decreases were partially offset by higher average realized sales prices of natural gas, which increased 219% in the second quarter of 2025 compared to the same 2024 period. This increase was the result of significantly higher local and national average index gas prices between periods.
Additionally, net production volumes for oil, NGLs and natural gas increased 15%, 15% and 10%, respectively, between periods. The increase in oil production resulted from additional production added from wells placed online or acquired since the second quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold driving the respective 15% and 10% increases in NGL and gas volumes between periods.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended June 30,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$187,972	$159,671	$28,301	18%
Severance and ad valorem taxes	94,930	93,070	1,860	2%
Gathering, processing and transportation expenses	55,754	43,745	12,009	27%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.36	$5.18	$0.18	3%
Severance and ad valorem taxes (% of revenue)	7.9%	7.5%	0.4%	5%
Gathering, processing and transportation expenses (per Boe)	$1.59	$1.42	$0.17	12%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2025 increased $28.3 million compared to the three months ended June 30, 2024 and was the direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since June 30, 2024. LOE per Boe for the second quarter of 2025 was $5.36, which represents a slight increase of 3% from the second quarter of 2024.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2025 increased $1.9 million compared to the three months ended June 30, 2024. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the second quarter of 2025 increased $1.8 million compared to the same 2024 period primarily due to less tax credits received on wells designated “high cost gas” by the state of Texas during the second quarter of 2025 as compared to the same 2024 period. As a result, our severance and ad valorem taxes as a percentage of revenues also increased slightly between periods from 7.5% for the three months ended June 30, 2024 to 7.9% for the three months ended June 30, 2025.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended June 30, 2025 increased $12.0 million as compared to the three months ended June 30, 2024. This increase in expense was mainly attributable to higher NGL and natural gas volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. GP&T on a per Boe basis increased from $1.42 for the three months ended June 30, 2024 to $1.59 for the three months ended June 30, 2025. This increase was mainly related to higher GP&T rates based on the location of new wells placed on production since the second quarter of 2024.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended June 30,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$506,410	$426,428
Depreciation, depletion and amortization per Boe	$14.45	$13.83
For the three months ended June 30, 2025, DD&A expense amounted to $506.4 million, an increase of $80.0 million over the same 2024 period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $58.4 million, while our slightly higher DD&A rate of $14.45 per Boe increased DD&A expense by $21.6 million between periods.
DD&A per Boe was $14.45 for the second quarter of 2025 as compared to $13.83 for the same period in 2024, a 4% increase between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, and impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024
Cash general and administrative expenses	$30,546	$26,266
Stock-based compensation	19,293	22,463
General and administrative expenses	$49,839	$48,729
Cash general and administrative expenses per Boe	$0.87	$0.85
G&A expenses for the three months ended June 30, 2025 were $49.8 million compared to $48.7 million for the three months ended June 30, 2024. Higher G&A in the second quarter of 2025 was the result of an increase of $4.3 million in cash G&A between periods mainly related to higher consulting and professional services as well as higher employee expenses due to our overall corporate growth. These increases were partially offset by a $3.2 million decrease in stock-based compensation between periods primarily due to less expense associated with accelerated vestings of equity awards that occurred during the three months ended June 30, 2024 that did not reoccur during the same 2025 period.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024
Credit facility	$2,379	$7,475
5.375% Senior Notes due 2026	3,882	3,889
7.75% Senior Notes due 2026	—	5,813
6.875% Senior Notes due 2027	—	272
8.00% Senior Notes due 2027	11,000	11,000
3.25% Convertible Senior Notes due 2028	1,381	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	8,023	12,344
7.00% Senior Notes due 2032	17,500	17,500
6.25% Senior Notes due 2033	15,625	—
Amortization of debt issuance costs, discount and premium	2,160	1,469
Loss on extinguishment of debt	—	3,475
Other interest expense	539	553
Total	$72,770	$75,452
Interest expense decreased $2.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to (i) $13.9 million less interest incurred related to senior notes that have been fully or partially redeemed or repurchased, inclusive of the loss on extinguishment of debt associated with their redemptions; and (ii) $5.1 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2025 period. These decreases were partially offset by $15.6 million in interest incurred on our senior notes due 2033 that were issued in July 2024.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$55,763	$7,564
Non-cash mark-to-market derivative gain (loss)	17,256	6,734
Total	$73,019	$14,298
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2025	2024
Income before income taxes	$307,507	$391,180
Income tax expense	(62,486)	(82,272)
Our provisions for income taxes for the three months ended June 30, 2025 and 2024 differ from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the three months ended June 30, 2025, we generated pre-tax net income of $307.5 million and recorded income tax expense of $62.5 million. During the three months ended June 30, 2024, we generated pre-tax net income of $391.2 million and recorded income tax expense of $82.3 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$2,117,221	$2,165,985	$(48,764)	(2)%
NGL sales	343,041	307,361	35,680	12%
Natural gas sales	111,830	15,736	96,094	611%
Purchased gas sales, net	1,955	—	1,955	100%
Oil and gas sales	$2,574,047	$2,489,082	$84,965	3%

Net production:
Oil (MBbls)	31,811	27,725	4,086	15%
NGL (MBbls)	16,641	14,340	2,301	16%
Natural gas (MMcf)	121,091	107,026	14,065	13%
Total (MBoe)(1)	68,635	59,903	8,732	15%

Average daily net production:
Oil (Bbls/d)	175,754	152,338	23,416	15%
NGLs (Bbls/d)	91,940	78,791	13,149	17%
Natural gas (Mcf/d)	669,013	588,053	80,960	14%
Total (Boe/d)(1)	379,196	329,138	50,058	15%

Average sales prices:
Oil (per Bbl)	$66.56	$78.12	$(11.56)	(15)%
Effect of derivative settlements on average price (per Bbl)	1.80	(0.61)	2.41	395%
Oil including the effect of hedging (per Bbl)	$68.36	$77.51	$(9.15)	(12)%

NGL (per Bbl)	$20.61	$21.43	$(0.82)	(4)%

Natural gas (per Mcf)	$0.92	$0.15	$0.77	513%
Effect of derivative settlements on average price (per Mcf)	0.16	0.30	(0.14)	(47)%
Effect of purchased gas sales on average price (per Mcf)	0.02	—	$0.02	100%
Natural gas including the effects of hedging (per Mcf)	$1.10	$0.45	$0.65	144%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the six months ended June 30, 2025 were $85.0 million, or 3%, higher than total net revenues for the six months ended June 30, 2024. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Net production volumes for oil, NGLs and natural gas increased 15%, 16%, and 13%, respectively, between periods. The increase in oil production resulted from additional production added from wells placed online or acquired since the second quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold driving the respective 16% and 13% increases in NGL and gas volumes between periods.
Total net revenues increases were also driven by higher average realized sales prices of natural gas, which increased 513% in the first half of 2025 compared to the same 2024 period. This increase was the result of significantly higher local and national average index gas prices between periods.
These increases were partially offset by decreases in the average realized sales prices for oil and NGLs, which decreased 15% and 4%, respectively, in the first half of 2025 compared to the same 2024 period. The 15% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods. The 4% decrease in the average realized NGL price between periods was primarily attributable to lower Mont Belvieu spot prices for plant products for first half of 2025 compared to the same 2024 period.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$367,599	$328,342	$39,257	12%
Severance and ad valorem taxes	202,923	189,236	13,687	7%
Gathering, processing and transportation expenses	102,404	82,800	19,604	24%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.36	$5.48	$(0.12)	(2)%
Severance and ad valorem taxes (% of revenue)	7.9%	7.6%	0.3%	4%
Gathering, processing and transportation expenses (per Boe)	$1.49	$1.38	$0.11	8%
Lease Operating Expenses. LOE for the six months ended June 30, 2025 increased by $39.3 million compared to the six months ended June 30, 2024 and was the direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since June 30, 2024. LOE per Boe for the six months ended June 30, 2024 was $5.36, which represents a slight decrease of 2% compared to the same 2024 period.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2025 increased $13.7 million compared to the six months ended June 30, 2024. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first half of 2025 increased $13.7 million compared to the same 2024 period primarily due to (i) higher NGL and natural gas revenues between periods; and (ii) less tax credits received on wells designated “high cost gas” by the state of Texas. As a result, our severance and ad valorem taxes as a percentage of revenues also increased between periods from 7.6% for the six months ended June 30, 2024 to 7.9% for the six months ended June 30, 2025.

Gathering, Processing and Transportation Expenses. GP&T for the six months ended June 30, 2025 increased $19.6 million compared to the six months ended June 30, 2024. This increase in expense was mainly attributable to higher NGL and natural gas volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred. Additionally, GP&T increased on a per Boe basis from $1.38 for the first half of 2024 to $1.49 for the first half of 2025. This increase was mainly related to higher GP&T rates based on the location of new wells placed on production since the second quarter of 2024.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Six Months Ended June 30,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$980,613	$836,607
Depreciation, depletion and amortization per Boe	$14.29	$13.97
For the six months ended June 30, 2025, DD&A expense amounted to $980.6 million, an increase of $144.0 million over the same 2024 period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $121.9 million during the first half of 2025, while slightly higher DD&A rates between periods increased DD&A expense by $22.1 million for the six months ended June 30, 2025.
DD&A per Boe was $14.29 for the six months ended June 30, 2025 as compared to $13.97 for the same period in 2024, a 2% increase between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash general and administrative expenses	$57,403	$54,545
Stock-based compensation expense	35,492	31,557
General and administrative expenses	$92,895	$86,102
Cash general and administrative expenses per Boe	$0.84	$0.91
G&A expenses for the six months ended June 30, 2025 were $92.9 million compared to $86.1 million for the six months ended June 30, 2024. Higher G&A for the first six months of 2025 was the result of a $3.9 million increase in total stock-based compensation and $2.9 million increase in cash G&A between periods. The $3.9 million increase in stock-based compensation was primarily related to (i) additional grants of performance stock units (“PSUs”) and restricted stock since the second quarter of 2024; and (ii) the modification of the Co-CEO’s PSUs that resulted in more accelerated expense period over period. This was partially offset by less expense associated with accelerated vestings of equity awards that occurred during the first half of 2024 that did not reoccur during the same 2025 period. The $2.9 million increase in cash G&A between periods was primarily related to higher consulting and professional services as well as higher employee expenses related to our overall corporate growth.
While cash G&A increased between periods, on a per Boe basis our cash G&A rate decreased 8% from $0.91 per Boe during the six months ended June 30, 2024 to $0.84 per Boe during the six months ended of 2025 as a result of improved operational execution and realization of cost synergies following various transactions.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Credit facility	$4,732	$9,642
5.375% Senior Notes due 2026	7,771	7,778
7.75% Senior Notes due 2026	—	11,626
6.875% Senior Notes due 2027	—	6,397
8.00% Senior Notes due 2027	22,000	22,000
3.25% Convertible Senior Notes due 2028	2,762	2,762
5.875% Senior Notes due 2029	20,562	20,562
9.875% Senior Notes due 2031	17,151	24,688
7.00% Senior Notes due 2032	35,000	35,000
6.25% Senior Notes due 2033	31,250	—
Amortization of debt issuance costs, discount and premium	4,299	3,000
Loss on extinguishment of debt	5,826	3,475
Other interest expense	1,082	1,109
Total	$152,435	$148,039
Interest expense was $4.4 million higher for the six months ended June 30, 2025 compared to the same 2024 period mainly due to an increase of $31.3 million in interest incurred on our 2033 Senior Notes that were issued in July 2024. This increase was partially offset by (i) $23.2 million less interest incurred related to senior notes that have been fully or partially redeemed or repurchased, inclusive of the loss on extinguishment of debt associated with their redemptions; and (ii) $4.9 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2025 period.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$77,071	$14,909
Non-cash mark-to-market derivative gain (loss)	53,679	(121,740)
Total	$130,750	$(106,831)
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Income before income taxes	$798,404	$669,732
Income tax expense	(162,820)	(131,229)
Our provisions for income taxes for the first half of 2025 and 2024 differ from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the six months ended June 30, 2025 we generated pre-tax net income of $798.4 million and recorded income tax expense of $162.8 million. During the six months ended June 30, 2024, we generated pre-tax net income of $669.7 million and recorded income tax expense of $131.2 million. The primary factor decreasing our income tax expense below the U.S. statutory rate for both periods was the portion of pre-tax income that was attributable to our non-controlling interest partners and not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. During the six months ended June 30, 2025 our total development capital expenditures were $1.0 billion. We expect our total drilling, completion and facilities capital expenditures for 2025 to be between $1.92 billion to $2.02 billion. We funded our capital expenditures for the six months ended June 30, 2025 entirely from cash flows from operations, and we expect to fund the remainder of our 2025 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the six months ended June 30, 2025, we declared and paid quarterly base dividends totaling $0.30 per share of Class A Common Stock and distributions totaling $0.30 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The cash dividends and distributions paid to common unitholders totaled $241.6 million for the six months ended June 30, 2025. Additionally, we repurchased 4.1 million shares of Class A Common Stock for $43.3 million under our stock repurchase program during the six months ended June 30, 2025.
Our stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the six months ended June 30, 2025, we redeemed $175 million of our 2031 Senior Notes at a price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million. Additionally, we repurchased $2.7 million of our 2026 Senior Notes at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Following the transaction, the remaining aggregate principal amount of the 2026 Senior Notes outstanding was $286.7 million.
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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$1,936,728	$1,586,032
Net cash used in investing activities	(1,485,129)	(1,294,950)
Net cash used in financing activities	(479,940)	(316,497)
For the six months ended June 30, 2025, we generated $1.9 billion of cash from operating activities, an increase of $350.7 million from the same period in 2024. Cash provided by operating activities increased primarily due to higher production volumes, realized derivative gains, realized prices for gas and lower merger and integration expense as well as the timing of payments to our suppliers and collections on our receivables during the six months ended June 30, 2025 as compared to the same 2024 period. These increasing factors were partially offset by lower realized prices for oil and NGLs, higher lease operating expenses, GP&T, severance and ad valorem taxes and interest expense during the six months ended June 30, 2025 as compared to the same 2024 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the six months ended June 30, 2025, cash flows from operating activities and proceeds of $176.0 million from the sale of natural gas and oil gathering systems that were acquired during a prior year acquisition were used to (i) fund $1.0 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $650.3 million; (iii) pay $241.6 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iv) redeem $177.7 million of our senior notes; and (v) repurchase $43.3 million of our Class A Common Stock.
During the six months ended June 30, 2024, cash flows from operating activities, cash on hand and net borrowings under our revolving credit facility were used to (i) fund $1.0 billion of drilling and development cash capital expenditures; (ii) redeem $356.4 million of our senior notes; (iii) pay $270.1 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iv) fund acquisitions of oil and gas properties of $262.3 million; and (v) repurchase $61.0 million of our Class C Common Stock (and underlying Common Units).
Credit Agreement
OpCo, our consolidated subsidiary, has a secured revolving Credit Agreement with a syndicate of banks maturing in February 2028 that, as of June 30, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of June 30, 2025, we had no borrowings outstanding and $2.5 billion in available borrowing capacity, which was net of $2.5 million in letters of credit outstanding. The elected commitments and borrowing base were reaffirmed during the spring 2025 borrowing base redetermination.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of June 30, 2025 and through the filing of this Quarterly Report.

Senior Notes
OpCo has $4.0 billion in debt outstanding as of June 30, 2025, consisting of senior unsecured convertible notes due 2028 and senior unsecured notes with maturity dates ranging from 2026 to 2033. For further information on our debt instruments, refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, long-term debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2024, there have not been any significant, non-routine changes in our contractual obligations other than (i) a drilling rig contract entered into and (ii) a series of firm transportation agreements that guarantee volumetric capacity on pipelines for gas transportation entered into as discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies and Note 11—Commitments and Contingencies, respectively, under Part I, Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates
There have been no material changes to the critical accounting policies as disclosed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in our 2024 Annual Report.
New Accounting Pronouncements
Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part I, Item 1 of this Quarterly Report for a discussion of recently adopted accounting standards and the potential effects of new accounting pronouncements.

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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first half of 2025, our oil and gas sales for the six months ended June 30, 2025 would have moved up or down $211.7 million for each 10% change in oil prices per Bbl, $34.3 million for each 10% change in NGL prices per Bbl, and $11.2 million for each 10% change in natural gas prices per Mcf,.
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
The table below summarizes the terms of the derivative contracts we had in place as of June 30, 2025 and additional contracts entered into through July 31, 2025. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of June 30, 2025.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	July 2025 - September 2025	5,244,000	57,000	$72.43
	October 2025 - December 2025	5,244,000	57,000	70.99
	January 2026 - March 2026	2,655,000	29,500	69.71
	April 2026 - June 2026	2,684,500	29,500	68.85
	July 2026 - September 2026	2,714,000	29,500	68.13
	October 2026 - December 2026	2,714,000	29,500	67.57

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	July 2025 - September 2025	4,140,000	45,000	$1.10
	October 2025 - December 2025	4,140,000	45,000	1.10
	January 2026 - March 2026	2,655,000	29,500	1.07
	April 2026 - June 2026	2,684,500	29,500	1.07
	July 2026 - September 2026	2,714,000	29,500	1.07
	October 2026 - December 2026	2,714,000	29,500	1.07

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	July 2025 - September 2025	4,872,000	52,957	$0.52
	October 2025 - December 2025	5,244,000	57,000	0.55
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	July 2025 - September 2025	15,180,000	165,000	$3.58
	October 2025 - December 2025	15,180,000	165,000	4.02
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha Hub	July 2025 - September 2025	10,580,000	115,000	$1.70
	October 2025 - December 2025	7,530,000	81,848	1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	12,385,000	134,620	2.68
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	July 2025 - September 2025	19,044,000	207,000	$(1.42)
	October 2025 - December 2025	19,044,000	207,000	(1.43)
	January 2026 - March 2026	12,330,000	137,000	(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha Hub price and the NYMEX Henry Hub price of natural gas.
Changes in the fair value of derivative contracts from December 31, 2024 to June 30, 2025, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$111,356
Commodity hedge contract settlement payments, net of any receipts	(77,071)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	130,750
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2025	$165,035

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of June 30, 2025 would cause a $134.1 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of

10% per MMBtu in the NYMEX forward curve for natural gas as of June 30, 2025 would cause a $36.6 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of June 30, 2025, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The total debt balance of $4.0 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In connection with the merger with Earthstone, we assumed a liability related to potential environmental defects that were identified through diligence reviews associated with Earthstone’s previous acquisition of Novo Oil & Gas Legacy Holdings, LLC, Novo Intermediate, LLC and Novo Oil & Gas Holdings, LLC (collectively “Novo”). We have received a Tolling Agreement for Novo’s alleged violations but have not yet received a Notice of Violation (“NOV”). At this time, these violations are expected to result in a penalty that will be finalized upon issuance of the NOV; while the Company cannot predict the ultimate outcome of this matter, the potential for penalties or settlement costs could exceed $1 million. The Company does not believe that this matter will have a material adverse effect on its business, financial position, results of operations, or cash flows.
We are not aware of any other material environmental claims existing as of June 30, 2025 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
Share repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
April 1 - 30, 2025	4,120,240	$10.52	4,120,240	$956,652
May 1 - 31, 2025	—	$—	—	$956,652
June 1 - 30, 2025	—	$—	—	$956,652
(1)    On September 3, 2024 the Company’s Board of Directors authorized a stock repurchase program to acquire up to $1 billion of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run indefinitely. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the quarter ended June 30, 2025, the Company repurchased 4,120,240 shares of Class A Common Stock at a weighted average price of $10.52 per common share for a total cost of $43.3 million. The shares that were repurchased were subsequently canceled by the Company.
Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
10.1
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

10.2*#	Form of Restricted Stock Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	August 7, 2025