Form 10-Q
period 2025-09-30
Permian Resources Corp
filed 2025-11-06
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 829,297,592 shares of total common stock outstanding, including 744,919,467 shares of Class A Common Stock, par value $0.0001 per share, and 84,378,125 shares of Class C Common Stock, par value $0.0001 per share.

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
Mont Belvieu price. An NGLs benchmark price at the Mont Belvieu hub.
NGL. Natural gas liquids. These are naturally occurring substances found in natural gas, including ethane, butane, isobutane, propane and natural gasoline that can be collectively removed from produced natural gas, separated in these substances and sold.
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
Realized price. The price received for selling oil, NGL and natural gas production that reflects various factors including, but not limited to, transportation costs, regional market conditions and contractual differentials.
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
Royalty interest. An interest in an oil or gas property entitling the owner to its share of the production free of costs of exploration, development and production operations.
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
•the effects of a prolonged government shutdown;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$111,805	$479,343
Accounts receivable, net	571,778	530,452
Derivative instruments	204,988	85,509
Prepaid and other current assets	28,292	26,290
Total current assets	916,863	1,121,594
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,964,138	1,990,441
Proved properties	20,734,450	18,595,780
Accumulated depreciation, depletion and amortization	(6,652,245)	(5,163,124)
Total oil and natural gas properties, net	16,046,343	15,423,097
Other property and equipment, net	56,566	50,381
Total property and equipment, net	16,102,909	15,473,478
Noncurrent assets
Operating lease right-of-use assets	142,281	119,703
Other noncurrent assets	163,420	183,125
TOTAL ASSETS	$17,325,473	$16,897,900
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,211,441	$1,198,418
Operating lease liabilities	78,168	57,216
Other current liabilities	81,372	71,703
Total current liabilities	1,370,981	1,327,337
Noncurrent liabilities
Long-term debt, net	3,544,836	4,184,233
Asset retirement obligations	163,698	148,443
Deferred income taxes	851,883	602,379
Operating lease liabilities	66,013	64,288
Other noncurrent liabilities	54,538	52,701
Total liabilities	6,051,949	6,379,381
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 750,292,512 shares issued and 744,064,408 shares outstanding at September 30, 2025 and 707,388,380 shares issued and 703,774,082 shares outstanding at December 31, 2024	75	71
Class C: 85,173,966 shares issued and outstanding at September 30, 2025 and 99,599,640 shares issued and outstanding at December 31, 2024	9	10
Additional paid-in capital	8,676,603	8,056,552
Retained earnings (accumulated deficit)	1,349,369	1,081,895
Total shareholders' equity	10,026,056	9,138,528
Noncontrolling interest	1,247,468	1,379,991
Total equity	11,273,524	10,518,519
TOTAL LIABILITIES AND EQUITY	$17,325,473	$16,897,900
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues
Oil and gas sales	$1,321,796	$1,215,571	$3,895,843	$3,704,653
Operating expenses
Lease operating expenses	191,338	173,255	558,937	501,597
Severance and ad valorem taxes	101,481	91,548	304,404	280,784
Gathering, processing and transportation expenses	53,971	50,220	156,375	133,020
Depreciation, depletion and amortization	526,915	453,603	1,507,528	1,290,210
General and administrative expenses	49,963	43,783	142,858	129,885
Merger and integration expense	—	—	—	18,064
Impairment and abandonment expense	2,251	1,380	7,606	7,784
Exploration and other expenses	4,933	6,962	25,243	24,428
Total operating expenses	930,852	820,751	2,702,951	2,385,772
Net gain on sale of long-lived assets	—	329	—	441
Income from operations	390,944	395,149	1,192,892	1,319,322

Other income (expense)
Interest expense	(69,386)	(74,824)	(215,995)	(219,388)
Loss on extinguishment of debt	(264,294)	(5,110)	(270,120)	(8,585)
Net gain (loss) on derivative instruments	105,714	238,533	236,464	131,702
Other income (expense)	5,877	9,247	24,018	9,676
Total other income (expense)	(222,089)	167,846	(225,633)	(86,595)

Income before income taxes	168,855	562,995	967,259	1,232,727
Income tax expense	(87,394)	(106,468)	(250,214)	(237,697)
Net income	81,461	456,527	717,045	995,030
Less: Net income attributable to noncontrolling interest	(22,227)	(70,151)	(121,376)	(226,979)
Net income attributable to Class A Common Stock	$59,234	$386,376	$595,669	$768,051

Income per share of Class A Common Stock:
Basic	$0.08	$0.56	$0.84	$1.24
Diluted	$0.08	$0.53	$0.83	$1.16
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$717,045	$995,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,507,528	1,290,210
Stock-based compensation expense	55,344	46,713
Impairment and abandonment expense	7,606	7,784
Deferred tax expense	246,348	228,762
Net (gain) loss on sale of long-lived assets	—	(441)
Non-cash portion of derivative (gain) loss	(88,986)	(91,362)
Amortization of debt issuance costs, discount and premium	6,313	4,752
Loss on extinguishment of debt	270,120	8,585
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,230)	52,567
(Increase) decrease in prepaid and other assets	(2,975)	(6,828)
Increase (decrease) in accounts payable and other liabilities	25,101	4,618
Net cash provided by operating activities	2,703,214	2,540,390
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(830,278)	(1,016,089)
Drilling and development capital expenditures	(1,485,408)	(1,556,208)
Purchases of other property and equipment	(11,344)	(7,101)
Proceeds from sales of oil and natural gas properties	179,616	15,579
Net cash used in investing activities	(2,147,414)	(2,563,819)
Cash flows from financing activities:
Proceeds from equity offering, net	—	402,211
Proceeds from borrowings under revolving credit facility	—	1,965,000
Repayment of borrowings under revolving credit facility	—	(1,965,000)
Proceeds from issuance of senior notes	—	1,000,000
Redemption of senior notes	(464,548)	(656,351)
Debt issuance and redemption costs	(18,535)	(22,582)
Proceeds from exercise of stock options	219	257
Share repurchases	(73,700)	(61,048)
Dividends paid	(324,201)	(361,402)
Distributions paid to noncontrolling interest owners	(42,573)	(78,889)
Net cash used in financing activities	(923,338)	222,196
Net increase (decrease) in cash, cash equivalents and restricted cash	(367,538)	198,767
Cash, cash equivalents and restricted cash, beginning of period	479,343	73,864
Cash, cash equivalents and restricted cash, end of period	$111,805	$272,631
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information
Cash paid for interest	$264,326	$239,979
Cash paid (refunded) for income taxes	(589)	6,818
Supplemental non-cash activity
Equity issued to acquire oil and gas properties	—	100,371
Equity issued to redeem Convertible Senior Notes	430,021	—
Accrued capital expenditures included in accounts payable and accrued expenses	272,662	309,607
Asset retirement obligations incurred, including revisions to estimates	12,955	28,011
Dividends payable	12,529	7,394
Reconciliation of cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$111,805	$272,026
Restricted cash(1)	—	605
Total cash, cash equivalents and restricted cash	$111,805	$272,631

(1)    Included in Prepaid and other current assets as of September 30, 2024, in the consolidated balance sheets.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519
Restricted stock issued	2,203	—	—	—	—	—	—	—	—
Restricted stock forfeited	(66)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,929	—	16,929	—	16,929
Stock option exercises	4	—	—	—	21	—	21	—	21
Dividends	—	—	—	—	—	(107,519)	(107,519)	—	(107,519)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,940)	(14,940)
Conversion of common shares from Class C to Class A, net of tax	549	—	(549)	—	7,799	—	7,799	(7,825)	(26)
Equity impact from transactions effecting Common Units, net of tax of $0.3 million	—	—	—	—	(880)	—	(880)	1,133	253
Net income	—	—	—	—	—	329,298	329,298	61,265	390,563
Balance at March 31, 2025	710,078	$71	99,051	$10	$8,080,421	$1,303,674	$9,384,176	$1,419,624	$10,803,800
Restricted stock issued	301	—	—	—	—	—	—	—	—
Restricted stock forfeited	(135)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(4,120)	—	—	—	(43,347)	—	(43,347)	—	(43,347)
Performance stock units vested and issued	118	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,164	—	20,164	—	20,164
Stock option exercises	5	—	—	—	38	—	38	—	38
Dividends	—	—	—	—	—	(107,067)	(107,067)	—	(107,067)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,857)	(14,857)
Equity impact from transactions effecting Common Units, net of tax of $0.8 million	—	—	—	—	(2,672)	—	(2,672)	3,438	766
Net income	—	—	—	—	—	207,137	207,137	37,884	245,021
Balance at June 30, 2025	706,247	$71	99,051	$10	$8,054,604	$1,403,744	$9,458,429	$1,446,089	$10,904,518

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	2,031	—	—	—	—	—	—	—	—
Restricted stock forfeited	(206)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(250)	—	—	—	(3,432)	—	(3,432)	—	(3,432)
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(26,920)	(26,920)
Stock-based compensation	—	—	—	—	18,251	—	18,251	—	18,251
Stock option exercises	25	—	—	—	160	—	160	—	160
Dividends	—	—	—	—	—	(113,609)	(113,609)	—	(113,609)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(12,776)	(12,776)
Conversion of common shares from Class C to Class A, net of tax	11,877	1	(11,877)	(1)	173,649	—	173,649	(176,836)	(3,187)
Convertible senior notes redemption	30,569	3	—	—	430,018	—	430,021	—	430,021
Equity impact from transactions effecting Common Units, net of tax of $1.0 million	—	—	—	—	3,353	—	3,353	(4,316)	(963)
Net income	—	—	—	—	—	59,234	59,234	22,227	81,461
Balance at September 30, 2025	750,293	$75	85,174	$9	$8,676,603	$1,349,369	$10,026,056	$1,247,468	$11,273,524

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	1,713	1	—	—	(1)	—	—	—	—
Restricted stock forfeited	(65)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(31,492)	(31,492)
Stock-based compensation	—	—	—	—	9,631	—	9,631	—	9,631
Stock option exercises	7	—	—	—	58	—	58	—	58
Dividends	—	—	—	—	—	(88,784)	(88,784)	—	(88,784)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(28,327)	(28,327)
Conversion of common shares from Class C to Class A, net of tax	41,356	4	(41,356)	(4)	559,584	—	559,584	(533,307)	26,277
Equity impact from transactions effecting Common Units, net of tax of $1.5 million	—	—	—	—	(5,080)	—	(5,080)	6,570	1,490
Net income	—	—	—	—	—	146,575	146,575	83,020	229,595
Balance at March 31, 2024	587,622	$59	187,607	$19	$6,331,073	$626,930	$6,958,081	$2,390,115	$9,348,196
Restricted stock issued	410	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	6,242	—	—	—	100,371	—	100,371	—	100,371
Restricted stock forfeited	(352)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(1,800)	—	—	—	—	(29,556)	(29,556)
Performance stock units vested and issued	457	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,976	—	22,976	—	22,976
Stock option exercises	15	—	—	—	199	—	199	—	199
Dividends	—	—	—	—	—	(126,996)	(126,996)	—	(126,996)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(29,421)	(29,421)
Conversion of common shares from Class C to Class A, net of tax	85,104	9	(85,104)	(9)	1,162,903	—	1,162,903	(1,099,555)	63,348
Equity impact from transactions effecting Common Units, net of tax of $1.9 million	—	—	—	—	(6,470)	—	(6,470)	8,367	1,897
Net income	—	—	—	—	—	235,100	235,100	73,808	308,908
Balance at June 30, 2024	679,498	$68	100,703	$10	$7,611,052	$735,034	$8,346,164	$1,313,758	$9,659,922

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	126	—	—	—	—	—	—	—	—
Equity offering, net of issuance costs	26,500	3	—	—	402,208	—	402,211	—	402,211
Restricted stock forfeited	(148)	—	—	—	—	—	—	—	—
Performance stock units vested and issued	252	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	14,106	—	14,106	—	14,106
Dividends	—	—	—	—	—	(149,513)	(149,513)	—	(149,513)
Distributions to noncontrolling interest owners		—	—	—	—	—	—	(21,140)	(21,140)
Conversion of common shares from Class C to Class A, net of tax	293	—	(293)	—	3,928	—	3,928	(3,883)	45
Equity impact from transactions effecting Common Units, net of tax of $1.6 million	—	—	—	—	(5,361)	—	(5,361)	6,935	1,574
Net income	—	—	—	—	—	386,376	386,376	70,151	456,527
Balance at September 30, 2024	706,521	$71	100,410	$10	$8,025,933	$971,897	$8,997,911	$1,365,821	$10,363,732

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted or abbreviated. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 (the “2024 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the 2024 Annual Report. Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.
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
Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. During the nine months ended September 30, 2025, the Company entered into one drilling rig contract with a lease term of three years. A lease right-of-use asset and related liability were recorded for this drilling rig contract based on the present value of the future lease payments of the drilling rig over the lease terms. As of September 30, 2025, the Company recorded in aggregate $10.5 million and $16.2 million of current and noncurrent operating lease liabilities, respectively, related to the new drilling rig contract.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$142,281	$119,703
Finance right-of-use asset	Other noncurrent assets	14,916	15,033
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$78,168	$57,216
Finance lease liability	Other current liabilities	786	772
Noncurrent
Operating lease liabilities	Operating lease liabilities	$66,013	$64,288
Finance lease liability	Other noncurrent liabilities	15,432	15,168
There have been no other significant changes in leases during the nine months ended September 30, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA included multiple provisions applicable to U.S. income taxes for businesses of which those with the most significant impact to the Company include the reinstatement of 100% bonus depreciation for certain capital expenditures and allowing intangible drilling costs as deductions for purposes of computing the corporate alternative minimum tax. The effects of changes in tax law are recognized in the period of enactment, and as a result, OBBBA is currently recognized in the Company’s condensed consolidated financial statements, but did not have a material impact on the Company's effective tax rate for either the three or nine months ended September 30, 2025.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
During the nine months ended September 30, 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $225.6 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.

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
Purchase Price Allocation
The purchase price allocation was finalized during the nine months ended September 30, 2025. The following table represents the final consideration and purchase price of the identifiable assets acquired and the liabilities assumed based on their respective fair value as of the closing date of the Bolt-On Acquisition.

(in thousands, except share and per share data)	Bolt-On Acquisition Consideration
Total cash consideration given	$775,826

Fair value of assets acquired:	Purchase Price Allocation
Accounts receivable, net	$1,134
Oil and natural gas properties, net	806,543
Total assets acquired	$807,677

Fair value of liabilities assumed:
Accounts payable and accrued expenses	$16,697
Asset retirement obligations	15,154
Total liabilities assumed	$31,851
Net assets acquired	$775,826
The pro forma impact of this business combination to revenues and net income is not disclosed as it was deemed not to have a material impact on the Company’s results of operations.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued oil and gas sales receivable, net	$273,549	$326,393
Joint interest billings, net	257,187	188,474
Accrued derivative settlements receivable	30,819	8,585
Other	10,223	7,000
Accounts receivable, net	$571,778	$530,452
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accounts payable	$90,550	$45,965
Accrued capital expenditures	216,765	267,213
Revenues payable	671,243	589,454
Accrued employee compensation and benefits	24,177	28,550
Accrued interest	64,945	121,204
Accrued expenses and other	143,761	146,032
Accounts payable and accrued expenses	$1,211,441	$1,198,418
Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Credit Facility	$—	$—

Senior Notes
5.375% Senior Notes due 2026	—	289,448
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	—	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	325,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(25,137)	(31,545)
Unamortized debt (discount)/premium	(5,027)	6,330
Senior Notes, net	3,544,836	4,184,233

Total long-term debt, net	$3,544,836	$4,184,233

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) that, as of September 30, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of September 30, 2025, the Company had no borrowings outstanding and $2.5 billion in available borrowing capacity, net of $2.5 million in letters of credit outstanding.
In connection with the spring borrowing base redetermination on April 30, 2025, the Company entered into the ninth amendment to its Credit Agreement (the “Ninth Amendment”). The Ninth Amendment, among other things, (i) reaffirmed the borrowing base at $4.0 billion and (ii) reaffirmed the aggregate elected commitments at $2.5 billion. Refer to Note 13—Subsequent Events for additional information regarding the 2025 fall borrowing base redetermination.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected revolving commitments, which is set at $2.5 billion; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations; one at the Borrower’s request and an additional one in connection with any Material Acquisition (as defined in the Credit Agreement). The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding in an amount equal to the excess. Borrowings under the Credit Agreement are guaranteed by certain of OpCo’s subsidiaries.
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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2025.
Convertible Senior Notes
In March 2021, OpCo issued $170.0 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”) resulting in aggregate net proceeds to OpCo of $163.6 million, after deducting debt issuance costs of $6.4 million. Interest was payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1 with a maturity date of April 1, 2028.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Convertible Senior Notes could be settled by paying or delivering, as applicable, cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at OpCo’s election. On or after April 7, 2025, the Convertible Senior Notes could be redeemed at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to the date of redemption, if the last reported sale price per share of Class A Common Stock exceeded 130% of the conversion price (i) for any 20 trading days during the 30 consecutive trading days ending on the day immediately before the date OpCo sends the related redemption notice; and (ii) also on the trading day immediately before the date OpCo sends such notice.
On August 28, 2025, the Company issued a redemption notice (the “Redemption Notice”) to holders of the Convertible Senior Notes (“Holders”) calling for the redemption of all outstanding Convertible Senior Notes (the “Redemption”). The Redemption Notice allowed Holders the right to convert each $1,000 principal amount of the Convertible Senior Notes for 179.9208 shares of Class A Common Stock (the “Conversion Rate”) or a cash redemption price of $1,014.53. Certain Holders exercised their right to convert $169.9 million aggregate principal amount of the Convertible Senior Notes for 30.6 million shares of Class A Common Stock based on the Conversion Rate. The Class A Common Stock issued in the Redemption was valued at $430.0 million based on the trading price of the Company’s Class A Common Stock on the date of each conversion and was recorded as an increase to additional paid-in capital within the consolidated balance sheets. The remaining $0.1 million principal amount of Convertible Senior Notes was redeemed for cash.
The Redemption was accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a loss on extinguishment of debt of $263.9 million being recognized in the consolidated statement of operations during the nine months ended September 30, 2025. This loss on extinguishment of debt consisted of the difference in the value of the Class A Common Stock issued and cash paid for the Redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the Redemption.
Capped Called Transactions
In connection with the issuance of the Convertible Senior Notes in March 2021, OpCo entered into privately negotiated capped call spread transactions with option counterparties (the “Capped Call Transactions”). The Capped Call Transactions cover the aggregate number of shares of Class A Common Stock that initially underlie the Convertible Senior Notes and have a strike price of $6.28 per share of Class A Common Stock and a capped price of $8.4525 per share of Class A Common Stock, each of which are subject to certain customary adjustments upon the occurrence of certain corporate events, as defined in the capped call agreements. Following the Redemption, the Company elected to keep the Capped Call Transactions outstanding and the instruments are scheduled to expire on April 1, 2028.
Senior Unsecured Notes
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of September 30, 2025.

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
8.00% Senior Notes due 2027	8.00%	April 15, October 15	550,000	April 15, 2027
5.875% Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
9.875% Senior Notes due 2031	9.875%	January 15, July 15	325,000	July 15, 2031
7.00% Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
6.25% Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
The 8.00% senior notes due 2027, 5.875% senior notes due 2029, 9.875% senior notes due 2031, 7.00% senior notes due 2032 and 6.25% senior notes due 2033 (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. OpCo may redeem some or all of its Senior Unsecured Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of September 30, 2025.
Please refer to Note 5—Long-Term Debt included in Part II, Item 8 in the 2024 Annual Report for additional details around OpCo’s Senior Unsecured Notes and Convertible Senior Notes.
Partial Senior Note Repurchase and Redemptions
During June 2025, the Company repurchased $2.7 million of its outstanding 5.375% senior notes due 2026 (the “2026 5.375% Senior Notes”) at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Subsequently, on September 20, 2025, the Company redeemed all remaining outstanding 2026 5.375% Senior Notes at a price equal to 100% of the aggregate principal amount outstanding of $286.7 million plus accrued and unpaid interest up to, but excluding, the redemption date.
During January 2025, the Company redeemed $175 million of its 9.875% senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. The Company paid total consideration of $192.3 million, excluding interest, resulting in a loss on extinguishment of debt of $5.8 million after writing off the carrying value of the 2031 Senior Notes of $186.5 million, which included the associated pro rata unamortized debt premium. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2025:

(in thousands)
Asset retirement obligations, beginning of period	$160,089
Liabilities incurred	6,639
Liabilities acquired	6,316
Liabilities divested and settled	(6,019)
Accretion expense	8,607
Asset retirement obligations, end of period	175,632
Less current portion(1)	(11,934)
Asset retirement obligations - long-term, end of period	$163,698
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Equity Awards
Restricted stock	$7,463	$6,083	$21,390	$21,522
Performance stock units	10,788	8,023	33,954	25,191
Total stock-based compensation expense	$18,251	$14,106	$55,344	$46,713
Equity Awards
The Company has restricted stock, stock options and performance stock units (“PSUs”) outstanding that were granted under the LTIP as discussed below. Each award has service-based and, in the case of the PSUs, market-based vesting requirements, and is expected to be settled in shares of Class A Common Stock upon vesting. As a result, these awards are classified as equity-based awards in accordance with ASC Topic 718, Compensation-Stock Compensation.
Restricted Stock
The following table provides information about restricted stock activity during the nine months ended September 30, 2025:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2024	3,614,303	$12.64
Granted	4,535,288	14.32
Vested	(1,514,384)	11.11
Forfeited	(407,098)	13.99
Unvested balance as of September 30, 2025	6,228,109	14.15
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon an eighteen month to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of restricted stock that vested during the nine months ended September 30, 2025 and 2024 was $16.8 million and $19.1 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of September 30, 2025 was $69.7 million, which the Company expects to recognize over a weighted average period of 2.4 years.
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
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	388,033	$16.10		$628
Exercised	(35,000)	6.58		257
Expired	(73,500)	18.02
Outstanding as of September 30, 2025	279,533	16.78	2.2	284
Exercisable as of September 30, 2025	279,533	16.78	2.2	284

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Performance Stock Units
The Company grants PSUs to certain officers and members of management that are subject to market-based vesting criteria as well as a service period of three years. Vesting at the end of the service period depends on the Company’s absolute annualized total shareholder return (“TSR”) over the performance period, as well as the Company’s TSR relative to the TSR of a group of peer companies. These market-based conditions must be met in order for the stock awards to vest, and it is therefore possible that no shares could ultimately vest. However, the Company recognizes compensation expense for the PSUs subject to market conditions regardless of whether it becomes probable that these conditions will be met or not, and compensation expense is not reversed if vesting does not actually occur.
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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the nine months ended September 30, 2025:

2025 Awards
Fair value per share	$19.53
Expected implied stock volatility	34.6%
Risk-free interest rate	4.2%
The following table provides information about PSUs outstanding during the nine months ended September 30, 2025:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2024	5,343,399	$16.54
Granted	2,216,934	19.53
Vested(1)	(47,082)	30.62
Forfeited	(5,921)	23.49
Unvested balance as of September 30, 2025	7,507,330	17.33
(1)    This balance includes vested PSU awards as of September 30, 2025 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation at the time of vesting, which may be greater than or less than the original number granted.
As of September 30, 2025, there was $42.4 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.6 years.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2025:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	October 2025 - December 2025	5,244,000	57,000	$70.99
	January 2026 - March 2026	2,655,000	29,500	69.71
	April 2026 - June 2026	2,684,500	29,500	68.85
	July 2026 - September 2026	2,714,000	29,500	68.13
	October 2026 - December 2026	2,714,000	29,500	67.57

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	October 2025 - December 2025	4,140,000	45,000	$1.10
	January 2026 - March 2026	2,655,000	29,500	1.07
	April 2026 - June 2026	2,684,500	29,500	1.07
	July 2026 - September 2026	2,714,000	29,500	1.07
	October 2026 - December 2026	2,714,000	29,500	1.07

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	October 2025 - December 2025	5,244,000	57,000	$0.55
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	October 2025 - December 2025	15,180,000	165,000	$4.02
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha Hub	October 2025 - December 2025	7,530,000	81,848	$1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	12,385,000	134,620	2.68
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	October 2025 - December 2025	19,044,000	207,000	$(1.43)
	January 2026 - March 2026	12,330,000	137,000	(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net gain (loss) on derivative instruments	$105,714	$238,533	$236,464	$131,702

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$209,818	$(4,830)	$204,988
	Other noncurrent assets	22,332	(14,515)	7,817
Derivative Liabilities
Commodity contracts	Other current liabilities	$4,830	$(4,830)	$—
	Other noncurrent liabilities	26,978	(14,515)	12,463

		December 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$95,771	$(10,262)	$85,509
	Other noncurrent assets	32,858	(3,971)	28,887
Derivative Liabilities
Commodity contracts	Other current liabilities	$13,302	$(10,262)	$3,040
	Other noncurrent liabilities	3,971	(3,971)	—

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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2025
Total assets	$—	$212,805	$—
Total liabilities	—	12,463	—
December 31, 2024
Total assets	$—	$114,396	$—
Total liabilities	—	3,040	—
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	September 30, 2025			December 31, 2024
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	—	—	—	288,357	289,448	287,400
8.00% Senior Notes due 2027(2)	557,597	550,000	559,861	560,910	550,000	561,855
3.25% Convertible Senior Notes due 2028(2)	—	—	—	166,803	170,000	436,554
5.875% Senior Notes due 2029(2)	670,024	700,000	701,546	664,935	700,000	688,103
9.875% Senior Notes due 2031(2)	344,409	325,000	354,279	532,730	500,000	550,562
7.00% Senior Notes due 2032(2)	985,725	1,000,000	1,040,126	984,426	1,000,000	1,017,903
6.25% Senior Notes due 2033(2)	987,081	1,000,000	1,020,062	986,072	1,000,000	989,508

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
Note 9—Shareholders’ Equity and Noncontrolling Interest
Stock Conversion
During the nine months ended September 30, 2025 and 2024, certain legacy owners of Colgate Energy Partners III, LLC (“Colgate”) and Earthstone Energy, Inc. (“Earthstone”) exchanged 12.4 million and 126.8 million, respectively, of their common units of OpCo (“Common Units”) with the cancellation of a corresponding number of shares of Class C Common Stock, for an equivalent number of shares of Class A Common Stock. A deferred tax liability of $3.2 million and a deferred tax asset of $89.7 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the nine months ended September 30, 2025 and 2024, respectively. No cash proceeds were received by the Company in connection with these transactions.
Stock Issuances
During the nine months ended September 30, 2025, the Company issued 30.6 million shares of Class A Common Stock in connection with the Redemption of its Convertible Senior Notes as discussed in Note 4—Long-Term Debt.
During the nine months ended September 30, 2024, the Company completed an underwritten public offering of 26.5 million shares of its Class A Common Stock in which the Company received net cash proceeds of $402.2 million after underwriting discounts and commissions. The Company used the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the Bolt-On Acquisition discussed in Note 2—Acquisitions.
Additionally, during the nine months ended September 30, 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of the asset acquisitions executed during the year ended December 31, 2024 (discussed in Note 3 — Acquisitions and Divestitures in the 2024 Annual Report). No cash proceeds were received by the Company in connection with this issuance.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Three Months Ended,				(in thousands)
September 30, 2025	$0.15	$—	$0.15	$125,200
September 30, 2024	$0.06	$0.15	$0.21	$170,156
Nine Months Ended,
September 30, 2025	$0.45	$—	$0.45	$366,774
September 30, 2024	$0.17	$0.39	$0.56	$440,291
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
During the nine months ended September 30, 2025, the Company paid $46.8 million to repurchase 4.4 million shares of Class A Common Stock at a weighted average price of $10.70 per share as part of the Repurchase Program. The shares that were repurchased were subsequently canceled by the Company.
Additionally, during the nine months ended September 30, 2025 and 2024, the Company paid $26.9 million and $61.0 million, respectively, to repurchase 2.0 million and 3.8 million, respectively, Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the merger with Colgate on September 1, 2022 and the merger with Earthstone on November 1, 2023. The noncontrolling interest percentage is affected by various equity transactions such as conversions of Common Units for Class A Common Stock (and corresponding Class C Common Stock cancellations) and transactions involving Class A Common Stock.
As of September 30, 2025 the noncontrolling interest ownership of OpCo had decreased to 10% from 12% as of December 31, 2024. The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the period.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units and outstanding stock options, all using the treasury stock method; and (ii) the Company’s Class C Common Stock and shares issuable for our Convertible Senior Notes, which were fully redeemed during the three months ended September 30, 2025, both using the “if-converted” method, which is net of tax.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income attributable to Class A Common Stock	$59,234	$386,376	$595,669	$768,051
Add: Interest on Convertible Senior Notes, net of tax	—	1,305	—	3,887
Adjusted net income (attributable to Class A Common Stock)	$59,234	$387,681	$595,669	$771,938

Basic weighted average shares of Class A Common Stock outstanding	712,282	693,692	705,920	619,741
Add: Dilutive effects of Convertible Senior Notes	—	29,117	—	29,117
Add: Dilutive effects of equity awards	15,411	13,430	14,818	14,457
Diluted weighted average shares of Class A Common Stock outstanding	727,693	736,239	720,738	663,315

Basic net earnings per share of Class A Common Stock	$0.08	$0.56	$0.84	$1.24
Diluted net earnings per share of Class A Common Stock	$0.08	$0.53	$0.83	$1.16
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Weighted average shares of Class C Common Stock	95,660	100,670	98,087	159,396
Convertible Senior Notes	22,864	—	27,972	—
Performance stock units	1,250	831	1,341	277
Restricted stock	690	325	1,169	182
Out-of-the-money stock options	246	436	274	482
Note 11—Commitments and Contingencies
Commitments
During the nine months ended September 30, 2025, the Company entered into a series of firm commitment transportation agreements that guarantee volumetric capacity on pipelines for gas transportation with varying terms over ten years. The agreements are effective beginning in 2025 and will provide the Company natural gas capacity on the pipelines ranging from 25,000 to 300,000 MMBtu per day. The Company is not required to deliver natural gas volumes specifically produced from any of the Company’s properties under these agreements. The agreements include demand fees that are applied to the total volumetric capacity per the agreements regardless if utilized. As a result, the aggregate minimum financial commitment amount over the term of these agreements is approximately $1.2 billion based upon the volumetric commitments per the agreements as of September 30, 2025. The Company has paid $2.5 million related to these commitments during the nine months ended September 30, 2025, which are included in the Purchased gas sales, net line item described in Note 12—Revenues.
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There has been no other material, non-routine changes in commitments during the nine months ended September 30, 2025.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, natural gas, NGLs and purchased gas sales as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues (in thousands):
Oil sales	$1,113,847	$1,099,318	$3,231,068	$3,265,303
NGL sales	170,385	153,340	513,426	460,701
Natural gas sales	33,856	(37,087)	145,686	(21,351)
Purchased gas sales, net	3,708	—	5,663	—
Oil and gas sales	$1,321,796	$1,215,571	$3,895,843	$3,704,653
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for NGL and natural gas sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, such receivable balances were $273.5 million and $326.4 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.

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
Note 13—Subsequent Events
Amended Credit Agreement
In connection with the fall borrowing base redetermination on October 24, 2025, the Company entered into the tenth amendment to its Credit Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) reaffirmed the borrowing base at $4.0 billion, (ii) reaffirmed the aggregate elected revolving commitments at $2.5 billion, (iii) adjusted the applicable margin by (a) adding a new borrowing base utilization pricing grid applicable on any day during a borrowing base period on which the Company has an index debt rating of BBB- or better from Fitch Ratings, Inc. and (b) subject to certain conditions, reducing the interest rates applicable on any day during an investment grade period, and (iv) removed the additional 10 basis point credit spread adjustment factor from the SOFR definition.
Dividends Declared
On November 5, 2025, the Company announced that its Board of Directors declared a quarterly base dividend of $0.15 per share of Class A Common Stock and distribution of $0.15 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The dividend is payable December 31, 2025, to shareholders of record as of December 17, 2025.

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
Concerns of global economic growth, elevated interest rates, inflation, increases in global oil supply, tariffs and international trade policies have resulted in lower oil prices over the past year. Despite recent geopolitical tensions and strong global demand, higher than anticipated supply increases from OPEC and their potential impact to global inventories resulted in further downward pressure on prices through the end of the third quarter of 2025.
Throughout 2024 and 2025, natural gas prices in the Permian Basin have been negatively impacted by low demand as a result of pipeline capacity constraints out of the basin, pipeline maintenance, and higher production levels. These factors have led to lower or, during certain periods, negative regional gas prices being realized for natural gas sales at the Waha Hub in West Texas resulting in lower gas realizations on our production sold at these regional price points.
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

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16	$70.28	$71.42	$63.71	$64.95
Natural gas (per MMBtu)	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08	$2.42	$4.27	$3.16	$3.07
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

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. As commodity prices rise, costs of oilfield goods and services generally also increase; however, during periods of commodity price declines, oilfield costs typically lag and do not adjust downward as fast as oil prices do. In addition, the U.S. saw higher levels of inflation during 2024 and 2025 due to concerns over international conflicts, tariffs and trade policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2025 Highlights
2025 Bolt-On Acquisitions
On June 16, 2025, we completed an acquisition of approximately 13,000 net leasehold acres with Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominately located directly offsetting our existing asset position in the core of our New Mexico operating area.
Additionally, during the nine months ended September 30, 2025, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $225.6 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Return of Capital Program
During the nine months ended September 30, 2025, we declared and paid quarterly base dividends totaling $0.45 per share of Class A Common Stock and distributions totaling $0.45 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). The cash dividends and distributions paid to common unitholders totaled $366.8 million for the nine months ended September 30, 2025.
During the nine months ended September 30, 2025, we paid a total of $73.7 million to repurchase 4.4 million shares of our Class A Common Stock and 2.0 million Class C Common Stock at a weighted average price of $11.57 per share as part of our stock repurchase program. The shares that were repurchased were subsequently canceled.
Financing
During September 2025, we completed the redemption of all of our outstanding 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”) for a combination of shares of Class A Common Stock and cash (the “Redemption”). The Redemption resulted in the issuance of 30.6 million shares of our Class A Common Stock at a 179.9208 conversion rate per $1,000 principal amount of the Convertible Senior Notes as well as a cash payment of $0.1 million.
During June 2025, we repurchased $2.7 million of our senior notes due 2026 (the “2026 5.375% Senior Notes”) at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Subsequently, during September 2025, we redeemed all remaining 2026 5.375% Senior Notes at a price equal to 100% of the aggregate principal amount outstanding of $286.7 million plus accrued and unpaid interest up to, but excluding, the redemption date.
During January 2025, we redeemed $175 million of our senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$1,113,847	$1,099,318	$14,529	1%
NGL sales	170,385	153,340	17,045	11%
Natural gas sales	33,856	(37,087)	70,943	191%
Purchased gas sales, net	3,708	—	3,708	100%
Oil and gas sales	$1,321,796	$1,215,571	$106,225	9%

Net production:
Oil (MBbls)	17,198	14,794	2,404	16%
NGL (MBbls)	9,736	7,889	1,847	23%
Natural gas (MMcf)	64,841	55,496	9,345	17%
Total (MBoe)(1)	37,741	31,932	5,809	18%

Average daily net production:
Oil (Bbls/d)	186,937	160,801	26,136	16%
NGL (Bbls/d)	105,822	85,754	20,068	23%
Natural gas (Mcf/d)	704,795	603,217	101,578	17%
Total (Boe/d)(1)	410,225	347,091	63,134	18%

Average sales prices:
Oil (per Bbl)	$64.77	$74.31	$(9.54)	(13)%
Effect of derivative settlements on average price (per Bbl)	2.20	0.09	2.11	2,344%
Oil including the effects of hedging (per Bbl)	$66.97	$74.40	$(7.43)	(10)%

NGL (per Bbl)	$17.50	$19.44	$(1.94)	(10)%

Natural gas (per Mcf)	$0.52	$(0.67)	$1.19	178%
Effect of derivative settlements on average price (per Mcf)	0.50	0.43	0.07	16%
Effect of purchased gas sales on average price (per Mcf)	0.06	—	0.06	100%
Natural gas including the effects of hedging (per Mcf)	$1.08	$(0.24)	$1.32	550%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the three months ended September 30, 2025 were $106.2 million (or 9%) higher than total net revenues for the three months ended September 30, 2024. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Net production volumes for oil, NGLs and natural gas increased 16%, 23% and 17%, respectively, between periods. The increase in oil production resulted from additional production added from wells placed online or acquired since the third quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold driving the respective 23% and 17% increases in NGL and natural gas volumes between periods.
Total net revenues increases were also driven by higher average realized sales prices of natural gas, which increased 178% in the third quarter of 2025 compared to the same 2024 period. This increase was the result of significantly higher regional and national average index gas prices between periods.
These increases were partially offset by lower realized sales prices for oil and NGLs which decreased 13% and 10%, respectively, in the third quarter of 2025 compared to the same 2024 period. The 13% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods. The 10% decrease in the average realized NGL price between periods was primarily attributable to lower Mont Belvieu spot prices for plant products in the third quarter of 2025 compared to the same 2024 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$191,338	$173,255	$18,083	10%
Severance and ad valorem taxes	101,481	91,548	9,933	11%
Gathering, processing and transportation expenses	53,971	50,220	3,751	7%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.07	$5.43	$(0.36)	(7)%
Severance and ad valorem taxes (% of revenue)	7.7%	7.5%	0.2%	3%
Gathering, processing and transportation expenses (per Boe)	$1.43	$1.57	$(0.14)	(9)%
Lease Operating Expenses. Lease operating expenses (“LOE”) per Boe for the third quarter of 2025 decreased 7% to $5.07 from $5.43 during the third quarter of 2024. This decrease in our LOE per Boe rate was primarily driven by lower semi-variable well costs, including water disposal rates and wellhead chemicals that resulted from operational efficiencies. While LOE per Boe decreased period over period, total LOE for the three months ended September 30, 2025 increased $18.1 million compared to the three months ended September 30, 2024 as a direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since September 30, 2024.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2025 increased $9.9 million compared to the three months ended September 30, 2024. Severance taxes are based on the market value of our oil and gas production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the third quarter of 2025 increased $10.6 million compared to the same 2024 period primarily due to (i) higher NGL and natural gas revenues between periods; and (ii) less tax credits received on wells designated “high cost gas” by the state of Texas during the third quarter of 2025 as compared to the same 2024 period. As a result, our severance and ad valorem taxes as a percentage of revenues also increased between periods from 7.5% for the three months ended September 30, 2024 to 7.7% for the three months ended September 30, 2025.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) on a per Boe basis decreased from $1.57 for the three months ended September 30, 2024 to $1.43 for the three months ended September 30, 2025. This decrease in rate was mainly attributable to lower GP&T rates based on the location of new wells placed on production since the third quarter of 2024. While our GP&T per Boe was lower period versus period, total GP&T for the three months ended September 30, 2025 increased $3.8 million as compared to the three months ended September 30, 2024. This increase in expense was mainly attributable to higher NGL and natural gas volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$526,915	$453,603
Depreciation, depletion and amortization per Boe	$13.96	$14.21
For the three months ended September 30, 2025, DD&A expense amounted to $526.9 million, an increase of $73.3 million over the same 2024 period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $82.5 million, while our slightly lower DD&A rate of $13.96 per Boe decreased DD&A expense by $9.2 million between periods.
DD&A per Boe was $13.96 for the third quarter of 2025 as compared to $14.21 for the same period in 2024, a 2% decrease between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, and impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024
Cash general and administrative expenses	$32,528	$30,246
Stock-based compensation	17,435	13,537
General and administrative expenses	$49,963	$43,783
Cash general and administrative expenses per Boe	$0.86	$0.95
G&A expenses for the three months ended September 30, 2025 were $50.0 million compared to $43.8 million for the three months ended September 30, 2024. Stock-based compensation increased $3.9 million between periods and was primarily related to additional grants of performance stock units (“PSUs”) and restricted stock since the third quarter of 2024. Cash G&A was $2.3 million higher between periods mainly related to increased employee expense and consulting and professional services due to our increased headcount and overall corporate growth.
While cash G&A expense increased between periods, on a per Boe basis our cash G&A rate decreased 9% from $0.95 per Boe during the three months ended September 30, 2024 to $0.86 per Boe during the three months ended September 30, 2025. This per Boe rate decrease was the result of focus on controlling costs and growing production.

Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024
Credit facility	$2,406	$4,015
5.375% Senior Notes due 2026	3,382	3,889
7.75% Senior Notes due 2026	—	2,390
8.00% Senior Notes due 2027	11,000	11,000
3.25% Convertible Senior Notes due 2028	(1,380)	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	8,023	12,344
7.00% Senior Notes due 2032	17,500	17,500
6.25% Senior Notes due 2033	15,625	9,722
Amortization of debt issuance costs, discount and premium	2,014	1,752
Other interest expense	535	550
Total	$69,386	$74,824
Interest expense decreased $5.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to (i) $10.0 million less interest incurred on our senior notes that were fully or partially redeemed or repurchased; and (ii) $1.6 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2025 period. These decreases were partially offset by an additional $5.9 million in interest incurred during the 2025 period on our senior notes due 2033 (“2033 Senior Notes”) that were issued in July 2024.
Loss on extinguishment of debt. The loss on extinguishment of debt incurred during the three months ended September 30, 2025 of $264.3 million was primarily related to the Redemption of our Convertible Senior Notes. This loss was determined based on the difference in the value of our Class A Common Stock issued and cash paid for the Redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the Redemption. The 2025 loss was greater than prior debt redemption losses as the Convertible Notes were redeemed mainly by issuing Class A Common Stock, which has risen significantly in value since the Convertible Senior Notes were issued in 2021. Refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report for additional information regarding the Redemption.
During the three months ended September 30, 2024, we recognized $5.1 million of loss on extinguishment of debt related to the redemption of our 7.75% senior notes due 2026.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$70,407	$25,431
Non-cash mark-to-market derivative gain (loss)	35,307	213,102
Total	$105,714	$238,533

Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2025	2024
Income before income taxes	$168,855	$562,995
Income tax expense	(87,394)	(106,468)
Our provisions for income taxes for the three months ended September 30, 2025 and 2024 differ from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the three months ended September 30, 2025, we generated pre-tax net income of $168.9 million and recorded income tax expense of $87.4 million. The primary factor increasing our income tax expense above the U.S. statutory rate was the tax impact associated with the Redemption of the Convertible Senior Notes, which was partially offset by the portion of the pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company. During the three months ended September 30, 2024, we generated pre-tax net income of $563.0 million and recorded income tax expense of $106.5 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$3,231,068	$3,265,303	$(34,235)	(1)%
NGL sales	513,426	460,701	52,725	11%
Natural gas sales	145,686	(21,351)	167,037	782%
Purchased gas sales, net	5,663	—	5,663	100%
Oil and gas sales	$3,895,843	$3,704,653	$191,190	5%

Net production:
Oil (MBbls)	49,009	42,519	6,490	15%
NGL (MBbls)	26,377	22,229	4,148	19%
Natural gas (MMcf)	185,932	162,522	23,410	14%
Total (MBoe)(1)	106,376	91,835	14,541	16%

Average daily net production:
Oil (Bbls/d)	179,523	155,180	24,343	16%
NGLs (Bbls/d)	96,618	81,129	15,489	19%
Natural gas (Mcf/d)	681,071	593,144	87,927	15%
Total (Boe/d)(1)	389,653	335,166	54,487	16%

Average sales prices:
Oil (per Bbl)	$65.93	$76.80	$(10.87)	(14)%
Effect of derivative settlements on average price (per Bbl)	1.94	(0.37)	2.31	624%
Oil including the effect of hedging (per Bbl)	$67.87	$76.43	$(8.56)	(11)%

NGL (per Bbl)	$19.46	$20.73	$(1.27)	(6)%

Natural gas (per Mcf)	$0.78	$(0.13)	$0.91	700%
Effect of derivative settlements on average price (per Mcf)	0.28	0.34	(0.06)	(18)%
Effect of purchased gas sales on average price (per Mcf)	0.03	—	0.03	100%
Natural gas including the effects of hedging (per Mcf)	$1.09	$0.21	$0.88	419%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the nine months ended September 30, 2025 were $191.2 million, or 5%, higher than total net revenues for the nine months ended September 30, 2024. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Net production volumes for oil, NGLs and natural gas increased 15%, 19%, and 14%, respectively, between periods. The increase in oil production resulted from additional production added from wells placed online or acquired since the third quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold driving the respective 19% and 14% increases in NGL and natural gas volumes between periods.
Total net revenue increases were also driven by higher average realized sales prices of natural gas, which increased 700% in the first nine months of 2025 compared to the same 2024 period. This increase was the result of higher regional and national average index gas prices between periods.
These increases were partially offset by decreases in the average realized sales prices for oil and NGLs, which decreased 14% and 6%, respectively, in the first nine months of 2025 compared to the same 2024 period. The 14% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods. The 6% decrease in the average realized NGL price between periods was primarily attributable to lower Mont Belvieu spot prices for plant products for the first nine months of 2025 compared to the same 2024 period.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$558,937	$501,597	$57,340	11%
Severance and ad valorem taxes	304,404	280,784	23,620	8%
Gathering, processing and transportation expenses	156,375	133,020	23,355	18%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.25	$5.46	$(0.21)	(4)%
Severance and ad valorem taxes (% of revenue)	7.8%	7.6%	0.2%	3%
Gathering, processing and transportation expenses (per Boe)	$1.47	$1.45	$0.02	1%
Lease Operating Expenses. LOE per Boe for the nine months ended September 30, 2024 was $5.25, which represents a 4% decrease compared to the same 2024 period. This decrease in our LOE per Boe rate was primarily driven by lower semi-variable well costs, including lower water disposal rates and wellhead chemicals that resulted from operational efficiencies. While LOE per Boe decreased period over period, total LOE for the nine months ended September 30, 2025 increased by $57.3 million compared to the nine months ended September 30, 2024 and was the direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since September 30, 2024.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2025 increased $23.6 million compared to the nine months ended September 30, 2024. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2025 increased $24.3 million compared to the same 2024 period primarily due to (i) higher NGL and natural gas revenues between periods; and (ii) less tax credits received on wells designated “high cost gas” by the state of Texas. As a result, our severance and ad valorem taxes as a percentage of revenues also increased between periods from 7.6% for the nine months ended September 30, 2024 to 7.8% for the nine months ended September 30, 2025.
Gathering, Processing and Transportation Expenses. GP&T on a per Boe basis remained relatively consistent increasing from $1.45 for the first nine months of 2024 to $1.47 for the first nine months of 2025. Total GP&T for the nine months ended September 30, 2025 increased $23.4 million compared to the nine months ended September 30, 2024. This increase in expense was mainly attributable to higher NGL and natural gas volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred.

Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$1,507,528	$1,290,210
Depreciation, depletion and amortization per Boe	$14.17	$14.05
For the nine months ended September 30, 2025, DD&A expense amounted to $1.5 billion, an increase of $217.3 million over the same 2024 period. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $204.3 million during the first nine months of 2025, while slightly higher DD&A rates between periods increased DD&A expense by $13.0 million for the nine months ended September 30, 2025.
DD&A per Boe was $14.17 for the nine months ended September 30, 2025 as compared to $14.05 for the same period in 2024, a 1% increase between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash general and administrative expenses	$89,931	$84,791
Stock-based compensation expense	52,927	45,094
General and administrative expenses	$142,858	$129,885
Cash general and administrative expenses per Boe	$0.85	$0.92
G&A expenses for the nine months ended September 30, 2025 were $142.9 million compared to $129.9 million for the nine months ended September 30, 2024. Stock-based compensation increased $7.8 million primarily related to (i) additional grants of PSUs and restricted stock since the third quarter of 2024; and (ii) the modification of the Co-CEO’s PSUs that resulted in more accelerated expense period over period. This was partially offset by less expense associated with accelerated vestings of equity awards that occurred during the first nine months of 2024 that did not reoccur during the same 2025 period. Cash G&A was $5.1 million higher between periods mainly related to increased employee expenses and consulting and professional services related to our increased headcount and overall corporate growth.
While cash G&A expense increased between periods, on a per Boe basis our cash G&A rate decreased 8% from $0.92 per Boe during the nine months ended September 30, 2024 to $0.85 per Boe during the nine months ended September 30, 2025. This per Boe rate decrease was the result of focus on controlling costs and growing production.
Other Income and Expenses.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Credit facility	$7,138	$13,657
5.375% Senior Notes due 2026	11,153	11,667
7.75% Senior Notes due 2026	—	14,016
6.875% Senior Notes due 2027	—	6,397
8.00% Senior Notes due 2027	33,000	33,000
3.25% Convertible Senior Notes due 2028	1,382	4,143
5.875% Senior Notes due 2029	30,843	30,843
9.875% Senior Notes due 2031	25,174	37,032
7.00% Senior Notes due 2032	52,500	52,500
6.25% Senior Notes due 2033	46,875	9,722
Amortization of debt issuance costs, discount and premium	6,313	4,752
Other interest expense	1,617	1,659
Total	$215,995	$219,388

Interest expense was $3.4 million lower for the nine months ended September 30, 2025 compared to the same 2024 period mainly due to (i) $35.5 million less interest incurred on our senior notes that were fully or partially redeemed or repurchased; and (ii) $6.5 million less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2025 period. These decreases were partially offset by a $37.2 million increase in interest incurred on our 2033 Senior Notes that were issued in July 2024.
Loss on extinguishment of debt. The loss on extinguishment of debt incurred during the nine months ended September 30, 2025 of $270.1 million was primarily related to the Redemption of our Convertible Senior Notes. This loss was determined based on the difference in the value of our Class A Common Stock issued and cash paid for the Redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the Redemption. The 2025 loss was greater than prior debt redemption losses as the Convertible Notes were redeemed mainly by issuing Class A Common Stock, which has risen significantly in value since the Convertible Senior Notes were issued in 2021. Refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report for additional information regarding the Redemption.
During the nine months ended September 30, 2024, we recognized $8.6 million of loss on extinguishment of debt related to the redemptions of our 7.75% senior notes due 2026 and 6.875% senior notes due 2027.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$147,478	$40,340
Non-cash mark-to-market derivative gain (loss)	88,986	91,362
Total	$236,464	$131,702
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Income before income taxes	$967,259	$1,232,727
Income tax expense	(250,214)	(237,697)
Our provisions for income taxes for the first nine months of 2025 and 2024 differ from the amounts that would be provided by applying the U.S. federal statutory rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our non-controlling interest and which is therefore not taxable to the Company; (ii) other permanent differences; and (iii) state income taxes.
For the nine months ended September 30, 2025 we generated pre-tax net income of $967.3 million and recorded income tax expense of $250.2 million. The primary factor increasing our income tax expense above the U.S. statutory rate was the tax impact associated with the Redemption of the Convertible Senior Notes, which was partially offset by the portion of the pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company. During the nine months ended September 30, 2024, we generated pre-tax net income of $1.2 billion and recorded income tax expense of $237.7 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. During the nine months ended September 30, 2025 our total development capital expenditures were $1.5 billion. We expect our total drilling, completion and facilities capital expenditures for 2025 to be between $1.92 billion to $2.02 billion. We funded our capital expenditures for the nine months ended September 30, 2025 entirely from cash flows from operations, and we expect to fund the remainder of our 2025 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
We are the operator of a high percentage of our acreage and can control the amount and timing of our capital expenditures. Accordingly, we can choose to defer or accelerate a portion of our planned capital expenditures depending on a variety of factors, including but not limited to: (i) prevailing and anticipated prices for oil and natural gas; (ii) oil and gas storage or transportation constraints; (iii) the success of our drilling activities; (iv) the availability of necessary equipment, infrastructure and capital; (v) the receipt and timing of required regulatory permits and approvals; (vi) seasonal conditions; (vii) property or land acquisition costs; and (viii) the level of participation by other working interest owners.
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the nine months ended September 30, 2025, we declared and paid quarterly base dividends totaling $0.45 per share of Class A Common Stock and distributions totaling $0.45 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The cash dividends and distributions paid to common unitholders totaled $366.8 million for the nine months ended September 30, 2025. Additionally, we repurchased 4.4 million shares of Class A Common Stock for $46.8 million and 2.0 million shares of Class C Common Stock for $26.9 million under our stock repurchase program during the nine months ended September 30, 2025.
Our stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the nine months ended September 30, 2025, we (i) redeemed an aggregate principal amount of $175 million of our 2031 Senior Notes at a price equal to 109.875% of the aggregate principal amount; (ii) repurchased and redeemed an aggregate principal amount of $289.4 million of our 2026 5.375% Senior Notes; and (iii) redeemed the aggregate principal amount of $170 million of our Convertible Senior Notes for 30.6 million shares of our Class A Common Stock at a conversion rate of 179.9208 shares per $1,000 principal amount of Convertible Senior Notes as well as a cash payment of $0.1 million.
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

Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$2,703,214	$2,540,390
Net cash used in investing activities	(2,147,414)	(2,563,819)
Net cash used in financing activities	(923,338)	222,196
For the nine months ended September 30, 2025, we generated $2.7 billion of cash from operating activities, an increase of $162.8 million from the same period in 2024. Cash provided by operating activities increased primarily due to higher production volumes, realized derivative gains, realized prices for gas and lower merger and integration expense as well as the timing of payments to our suppliers during the nine months ended September 30, 2025 as compared to the same 2024 period. These increasing factors were partially offset by lower realized prices for oil and NGLs, higher lease operating expenses, severance and ad valorem taxes, and GP&T as well as the timing of our collections on our receivables during the nine months ended September 30, 2025 as compared to the same 2024 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the nine months ended September 30, 2025, cash flows from operating activities, cash on hand and proceeds of $179.6 million primarily from the sale of oil and natural gas gathering systems that were acquired during a prior year acquisition were used to (i) fund $1.5 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $830.3 million; (iii) redeem $464.5 million of our senior notes; (iv) pay $366.8 million in dividends and cash distributions to our shareholders and holders of our Common Units; and (v) repurchase $73.7 million of our Class A and C Common Stock.
During the nine months ended September 30, 2024, cash flows from operating activities, proceeds from the issuance of our 2033 Senior Notes and proceeds from an underwritten public offering of 26.5 million Class A Common Stock were used to (i) fund $1.6 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $1.0 billion; (iii) redeem $656.4 million of our senior notes; (iv) pay $440.3 million in dividends and cash distributions to our shareholders and holders of our Common Units; and (v) repurchase $61.0 million of our Class C Common Stock.
Credit Agreement
OpCo, our consolidated subsidiary, has a secured revolving Credit Agreement with a syndicate of banks maturing in February 2028 that, as of September 30, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of September 30, 2025, we had no borrowings outstanding and $2.5 billion in available borrowing capacity, which was net of $2.5 million in letters of credit outstanding. The elected commitments and borrowing base were reaffirmed during the spring and fall 2025 borrowing base redeterminations.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and the applicable financial ratios described above as of September 30, 2025 and through the filing of this Quarterly Report.

Senior Notes
OpCo has $3.5 billion in debt outstanding as of September 30, 2025, consisting of senior unsecured notes with maturity dates ranging from 2027 to 2033. For further information on our debt instruments, refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the first nine months of 2025, our oil and gas sales for the nine months ended September 30, 2025, would have moved up or down $323.1 million for each 10% change in oil prices per Bbl, $51.3 million for each 10% change in NGL prices per Bbl, and $14.6 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2025 and additional contracts entered into through October 31, 2025. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of September 30, 2025.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	October 2025 - December 2025	5,244,000	57,000	$70.99
	January 2026 - March 2026	2,655,000	29,500	69.71
	April 2026 - June 2026	2,684,500	29,500	68.85
	July 2026 - September 2026	2,714,000	29,500	68.13
	October 2026 - December 2026	2,714,000	29,500	67.57

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	October 2025 - December 2025	4,140,000	45,000	$1.10
	January 2026 - March 2026	2,655,000	29,500	1.07
	April 2026 - June 2026	2,684,500	29,500	1.07
	July 2026 - September 2026	2,714,000	29,500	1.07
	October 2026 - December 2026	2,714,000	29,500	1.07

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	October 2025 - December 2025	5,244,000	57,000	$0.55
	January 2026 - March 2026	1,575,000	17,500	0.28
	April 2026 - June 2026	1,592,500	17,500	0.28
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	October 2025 - December 2025	15,180,000	165,000	$4.02
	January 2026 - March 2026	8,190,000	91,000	4.08
	April 2026 - June 2026	8,281,000	91,000	3.40
	July 2026 - September 2026	8,372,000	91,000	3.65
	October 2026 - December 2026	8,372,000	91,000	4.01
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha Hub	October 2025 - December 2025	7,530,000	81,848	$1.41
	January 2026 - March 2026	5,850,000	65,000	2.78
	April 2026 - June 2026	5,915,000	65,000	0.27
	July 2026 - September 2026	5,980,000	65,000	1.68
	October 2026 - December 2026	12,385,000	134,620	2.68
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	October 2025 - December 2025	19,044,000	207,000	$(1.43)
	January 2026 - March 2026	12,330,000	137,000	(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha Hub price and the NYMEX Henry Hub price of natural gas.
Changes in the fair value of derivative contracts from December 31, 2024 to September 30, 2025, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$111,356
Commodity hedge contract settlement payments, net of any receipts	(147,478)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	236,464
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2025	$200,342

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of September 30, 2025 would cause a $99.8 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of September 30, 2025 would cause a $24.0 million increase or decrease in this same fair value position.

Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of September 30, 2025, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The total debt balance of $3.5 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are not aware of any other material environmental claims existing as of September 30, 2025 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
Share repurchase activity during the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (in thousands)(1)
July 1 - 31, 2025	—	$—	—	$956,652
August 1 - 31, 2025	—	$—	—	$956,652
September 1 - 30, 2025	2,250,000	$13.49	2,250,000	$926,300
(1)    On September 3, 2024 the Company’s Board of Directors authorized a stock repurchase program to acquire up to $1 billion of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run indefinitely. The Repurchase Program can be used to reduce shares of our Common Stock outstanding. During the quarter ended September 30, 2025, the Company repurchased 2,000,000 shares of Class C Common Stock and 250,000 shares of Class A Common Stock at a weighted average price of $13.49 per common share for a total cost of $30.4 million. The shares that were repurchased were subsequently canceled by the Company. The Company is not obligated to repurchase any specific dollar amount or number of shares under the Repurchase Program.
Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
10.1
Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).

10.2#
Form of Restricted Stock Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

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

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	November 6, 2025