Form 10-K
period 2025-12-31
Permian Resources Corp
filed 2026-02-26
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 001-37697

PERMIAN RESOURCES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	41-3338782
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,503,468,331 based on the closing price of the shares of common stock on that date. While shares of Class C Common Stock are not listed for public trading, they are exchangeable for shares of Class A Common Stock at any time on a share-for-share basis, and the calculation of aggregate market value assumes all outstanding shares of Class C Common Stock were exchanged for Class A Common Stock as of June 30, 2025.
As of February 20, 2026, there were 836,261,421 shares of total common stock outstanding, including 812,013,436 shares of Class A Common Stock, par value $0.0001 per share, and 24,247,985 shares of Class C Common Stock, par value $0.0001 per share.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this Form 10-K for the year ended December 31, 2025.

GLOSSARY OF UNITS OF MEASUREMENTS AND CERTAIN INDUSTRY AND OTHER TERMS
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
Class A Common Stock. Shares of the Company’s class A common stock, par value $0.0001 per share.
Class C Common Stock. Shares of the Company’s class C common stock, par value $0.0001 per share.
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
HSC. A natural gas benchmark price at the Houston Ship Channel hub.
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
Waha. A natural gas benchmark price in West Texas.
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
Forward-looking statements may include statements about:
•volatility of oil, NGL and natural gas prices or a prolonged period of low oil, NGL or natural gas prices and the effects of actions by, or disputes among or between, members of the Organization of Petroleum Exporting Countries (“OPEC”), such as Saudi Arabia and Venezuela, and other oil and natural gas producing countries, such as Russia, with respect to production levels or other matters related to the price of oil, NGLs and natural gas;
•political and economic conditions and events in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America, including recent developments in Venezuela and Iran;
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
•geographic concentration of our operations and/or consolidation in the oil and natural gas industry in the areas in which we operate and otherwise;
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
•changes to tax laws or interpretations thereof and the impact of such changes on us;
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
•political and economic conditions and events in the U.S. and in foreign oil and natural gas producing countries, including embargoes, continued hostilities in the Middle East and other sustained military campaigns, including the conflict in Israel, Iran and their surrounding areas, the war in Ukraine and associated economic sanctions on Russia, conditions in South America, Central America, China, Russia and Venezuela, including any increased volumes of Venezuelan crude oil, and acts of terrorism or sabotage and the effects therefrom;
•changes in local, regional, national, and international economic conditions;
•technological advancement, including artificial intelligence (“AI”) and its application in our industry;
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

Risks Related to Our Operations
•Our development and acquisition projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our ability to access or grow production and reserves.
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
•Our ability to produce crude oil, natural gas and NGLs economically in commercial quantities could be impaired if we are unable to recycle or dispose of the produced water we produce in an economical and environmentally safe manner.
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
•We depend on a small number of significant purchasers for the sale of most of our oil, natural gas and NGL production.
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
•Restrictions in OpCo’s existing and future debt agreements may limit our growth and ability to take certain activities.
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

Risks Related to Legislative and Regulatory Initiatives
•Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental reviews of such activities could result in increased costs and additional operating restrictions or delays in the completion of oil and natural gas wells and adversely affect our production.
•Our operations may be exposed to significant delays, costs and liabilities as a result of environmental and occupational health and safety requirements applicable to our business activities.
•Restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct drilling activities in areas where we operate.
•A negative shift in investor sentiment towards the oil and natural gas industry and increased attention to sustainability and conservation matters may adversely impact our business.
•Any restrictions on oil and natural gas development on federal lands have the potential to adversely impact operations.

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

PART I
ITEMS 1 AND 2. BUSINESS AND PROPERTIES
Overview
Permian Resources Corporation is an independent oil and natural gas company focused on driving returns to our stockholders through the acquisition, optimization and development of high-return crude oil and associated liquids-rich natural gas reserves. Throughout this Annual Report, unless the context otherwise indicates, all references to the “Company,” “Permian Resources,” “we,” “us,” or “our” refer to Permian Resources Corporation and its consolidated subsidiary, Permian Resources Operating, LLC (“OpCo”).
Our principal business objective is to generate leading shareholder returns by leveraging our technical expertise and operational flexibility to optimally develop our oil and natural gas resources. We are focused on enhancing our high-quality scaled asset base, executing a capital-efficient development program, maintaining a conservative balance sheet and financial policy, and maximizing returns to our shareholders. We also look for opportunities to optimize our portfolio of high-return, long-life inventory through accretive acquisitions that meet our strategic and disciplined financial objectives.
Description of Our Properties
Our assets are located in the Permian Basin, with a concentration in the core of the Delaware Basin consisting of large, contiguous acreage blocks in West Texas and New Mexico. As of December 31, 2025, we have approximately 480,000 net leasehold acres and over 105,000 net royalty acres. Approximately 67% of our net leasehold acreage is located in Texas and the remaining 33% is located in New Mexico.
2025 Acquisitions and Capital Investments
On June 16, 2025, we completed an acquisition of approximately 13,000 net leasehold acres with Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominately located directly offsetting our existing asset position in the core of our New Mexico operating area.
Additionally, during the year ended December 31, 2025, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $471.1 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
During 2025 we invested $1.97 billion of capital expenditures in our developmental drilling and completion program resulting in 190.7 net developmental wells being placed on production.

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
The following table summarizes estimated proved reserves, pre-tax PV 10%, and standardized measure of discounted future cash flows for the periods indicated:

	December 31, 2025	December 31, 2024	December 31, 2023
Proved developed reserves:
Oil (MBbls)	327,545	312,641	271,328
NGL (MBbls)	215,469	196,775	192,368
Natural gas (MMcf)	1,506,487	1,422,468	1,441,914
Total proved developed reserves (MBoe)(1)	794,095	746,494	704,015
Proved undeveloped reserves:
Oil (MBbls)	151,665	146,540	122,008
NGL (MBbls)	79,931	61,543	45,046
Natural gas (MMcf)	543,644	434,283	324,176
Total proved undeveloped reserves (MBoe)(1)	322,203	280,463	221,083
Total proved reserves:
Oil (MBbls)	479,210	459,181	393,336
NGL (MBbls)	295,400	258,318	237,414
Natural gas (MMcf)	2,050,131	1,856,751	1,766,090
Total proved reserves (MBoe)(1)	1,116,298	1,026,957	925,098

Proved developed reserves %	71%	73%	76%
Proved undeveloped reserves %	29%	27%	24%

Reserve values (in millions):
Standard measure of discounted future net cash flows	$8,365.5	$9,342.3	$9,526.2
Discounted future income tax expense	1,073.8	1,488.1	1,581.5
Total proved pre-tax PV 10%(2)	$9,439.3	$10,830.4	$11,107.7

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Total proved pre-tax PV 10% (“Pre-tax PV 10%”) is a supplemental non-GAAP financial measure as defined by the U.S. Securities and Exchange Commission (“SEC”) and is derived from the standardized measure of discounted future net cash flows (the “Standardized Measure”), which is the most directly comparable U.S. generally accepted accounting principles (“GAAP”) financial measure. Pre-tax PV 10% is computed on the same basis as the Standardized Measure but without deducting future income taxes. We believe Pre-tax PV 10% is a useful measure for investors when evaluating the relative monetary significance of our oil and natural gas properties. We further believe investors may utilize our Pre-tax PV 10% as a basis for comparison of the relative size and value of our proved reserves to other companies because many factors that are unique to each individual company impact the amount of future income taxes to be paid. However, Pre-tax PV 10% is not a substitute for the Standardized Measure. Our Pre-tax PV 10% and Standardized Measure do not purport to present the fair value of our proved oil, NGL and natural gas reserves.

Proved Undeveloped Reserves. Our proved undeveloped (“PUD”) reserves increased by 41.7 MMBoe on a net basis from December 31, 2024 to December 31, 2025, and the following table provides a reconciliation of the changes to our PUD reserves that occurred during the year:

(MBoe)	2025
Proved undeveloped reserves at January 1, 2025	280,463
Transfers to proved developed reserves	(84,293)
Revisions to previous estimates	(27,232)
Extensions and discoveries	142,710
Purchase of reserves in place	10,555
Proved undeveloped reserves at December 31, 2025	322,203
The increase in proved undeveloped reserves during 2025 was primarily attributable to adding 142.7 MMBoe of PUD reserves through extensions and discoveries stemming from our continuous drilling program, which added new locations primarily in the various Bone Spring and Wolfcamp formations on our acreage position in the Permian Basin. Additionally, we added 10.6 MMBoe of PUD reserves from properties acquired during the year. These positive additions were partially offset by converting 84.3 MMBoe of PUD reserves to proved developed reserves during 2025, for which we spent $772.5 million in capital expenditures. Additionally, PUD reserves were reduced during the year by a net amount of 27.2 MMBoe from revisions to previous estimates mainly related to (i) 36.0 MMBoe of PUD reserves that were reclassified to unproved reserves or removed due to changes made to our development plan, and (ii) 10.2 MMBoe of reduced PUD reserves from lower average commodity prices for the year ended 2025. These downward revisions were partially offset by 19.0 MMBoe of positive revisions primarily related to timing and performance. All of our PUD locations are scheduled to be drilled within five years of their initial booking. Our PUD to proved developed reserves conversion rate was 30% in 2025.
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
Controls over Reserve Estimation
We maintain adequate and effective internal controls over the reserve estimation process and the underlying data which the reserve estimates are based upon. Our reserves estimation process is coordinated by our internal reserves department, which consists of qualified petroleum engineers and is overseen by our Reserves Manager. Reserve information, including models and other technical data, are stored on a secured database on our network. Certain non-technical inputs used in the reserves estimation process such as ownership interest percentages, oil and natural gas production, commodity prices, price differentials, operating and development costs and plug and abandonment estimates are obtained by other departments. Annually, our internal reserves department prepares a preliminary reserve database and meets with NSAI to discuss the assumptions and methods to be used in the year-end proved reserve estimation process and to review field performance and our future development plans. Following this review, the reserve database and supporting data is furnished to NSAI for their independent estimates and final report.
Qualifications of Responsible Technical Persons
Our Reserves Manager, Natalie La, is responsible for overseeing the preparation of the reserves estimates. Ms. La has held this position at Permian Resources since October 2025 and has over 10 years of relevant experience in reservoir engineering and reserve estimation. She holds a Master’s degree in Petroleum Engineering from the University of Texas at Austin and is a Registered Professional Engineer.
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
Production
The following table sets forth information regarding net production of oil, NGLs and natural gas, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Net production:
Oil (MBbls)	66,364	58,276	35,560
NGL (MBbls)	35,773	30,636	15,569
Natural gas (MMcf)	247,045	220,900	119,182
Total (MBoe)(1)	143,311	125,730	70,992
Average sales price (excluding effect of hedges):
Oil (per Bbl)	$64.06	$74.87	$75.84
NGL (per Bbl)	18.41	20.81	18.12
Natural gas (per Mcf)(2)	0.63	—	1.19
Total per Boe(1)	$35.34	$39.77	$43.96
Operating costs per Boe:
Lease operating expenses	$5.26	$5.45	$5.26
Severance and ad valorem taxes	2.72	3.00	3.39
Gathering, processing and transportation expenses	1.40	1.46	1.26

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Natural gas average sales price includes the effects of $0.10 per Mcf of purchased gas sales for the year ended December 31, 2025.
Acreage
The following table sets forth information as of December 31, 2025 relating to our gross and net developed and undeveloped leasehold acreage. Developed acreage consists of acres spaced or assigned to productive wells and does not include undrilled acreage held by production under the terms of the lease. Undeveloped acreage is defined as acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves. The acreage classified as developed in the table below is considered such due to the existence of producing wells in a specific formation underlying such acreage. However, utilizing horizontal drilling, we are able to develop multiple stacked shale formations underlying the same surface acreage resulting in more development potential of such developed acreage.

Developed Acreage		Undeveloped Acreage		Total Acreage
Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
489,382	392,072	163,230	89,680	652,612	481,752

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

Certain leases included in the undeveloped acreage set forth in the table above may expire at the end of their respective primary lease terms unless production is established within the spacing units covering the acreage, the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates, or pursuant to other terms of the lease agreements. As of December 31, 2025, approximately 10,000 net acres of our total net acreage may expire over the next five years. However, our development program includes the review of any lease before the contractual expiration date and in cases where additional time may be required to fully evaluate acreage, we have generally been successful in obtaining extensions. Such expirations have not had a material impact on our development plans or reserves and we do not expect them to have a future adverse impact based on our current operations.
Productive Wells
As of December 31, 2025, we owned an approximate 84% average working interest in 3,473 gross (2,923 net) operated productive wells, an approximate 12% average working interest in 1,203 gross (147 net) non-operated productive wells and a royalty interest only in 297 additional wells. The wells we own a working interest in are primarily oil wells (4,042 gross, 2,693 net productive oil wells) that produce associated liquids-rich natural gas. Productive wells consist of producing wells, wells capable of production and wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, operated and non-operated, and net wells are the sum of our fractional working interests owned in gross wells.
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

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	242	190.7	275	205.7	183	150.2
Dry(1)	1	0.8	—	—	2	1.8
	243	191.6	275	205.7	185	152.0
Exploratory Wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
	—	—	—	—	—	—
Total	243	191.6	275	205.7	185	152.0

(1)     The developmental dry hole category includes wells that were unsuccessful due to mechanical issues that occurred during drilling.
As of December 31, 2025, we had 159 gross (117.7 net) operated wells in the process of drilling or completion.

Delivery Commitments
The table below summarizes our long-term firm sales agreements, which provides for gross firm sales over the contractual term:

NGL Volume Commitments(1)
Period	Total (Bbls)	Daily (Bbls/d)
2026	3,285,000	9,000
2027	3,285,000	9,000
2028	819,000	9,000
Total	7,389,000

Natural Gas Volume Commitments(1)
Period	Total (Mcf)	Daily (Mcf/d)
2026	29,200,000	80,000
2027	27,375,000	75,000
2028	7,290,000	20,000
2029	1,825,000	5,000
2030	1,825,000	5,000
Thereafter(2)	1,825,000	5,000
Total	69,340,000

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
These committed volumes are subject to under-delivery fees that would result in a financial obligation equal to a specified rate, subject to certain inflation factors. We expect our production and reserves will continue to be the primary means of fulfilling our future commitments. Refer to Note 13—Commitments and Contingencies under Part II, Item 8 of this Annual Report for additional information on our delivery commitments.
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
Marketing and Customers
We market the majority of the production from properties we operate on account of both ourselves and that of the other working interest owners in these properties. We generally sell our oil, NGL and natural gas production to purchasers at prevailing market prices, which in certain cases are adjusted for contractual differentials, and the majority of our revenue contracts have terms greater than twelve months.
We normally sell production to a relatively small number of customers, as is customary in our business. The table below summarizes the purchasers that accounted for 10% or more of our total net revenues in at least one of the periods presented:

	Year Ended December 31,
	2025	2024	2023
Enterprise Crude Oil, LLC	34%	19%	30%
Shell Trading (US) Company(1)		31%	20%
BP America(1)		11%	20%

(1)    During the year ended December 31, 2025, these customers accounted for less than 10% of our total net revenues.
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
Regulation of the Oil and Natural Gas Industry
Our operations are subject to extensive federal, state and local laws and regulations. All of the jurisdictions in which we own or operate producing properties have statutory provisions regulating the development and production of oil and natural gas, including, but not limited to, provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations including, but not limited to, the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of crude oil or natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells. Federal and state environmental and occupational health and safety laws impose certain performance or compliance standards, work practices and recordkeeping and reporting obligations on our operations.
Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted, unforeseen environmental, health or safety incidents may occur and past non-compliance may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional regulatory proposals and proceedings affecting the oil and natural gas industry are regularly considered by Congress, the states, regulatory authorities, including the Federal Energy Regulatory Commission (“FERC”) and the U.S. Environmental Protection Agency (the “EPA”), and the courts. We cannot predict when or whether any such outcomes of these proceedings will materially affect our operations.
Regulation of Production of Oil and Natural Gas
The production of oil, NGLs and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. We own interests in properties located in New Mexico and Texas, which regulate drilling and operating activities by, among other things, requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled and the plugging and abandonment of wells. The laws of New Mexico and Texas also govern a number of conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing or density, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil, NGLs and natural gas that we can produce from our wells and to limit the number of wells or the locations where we can drill, although we can apply for exceptions to such regulations or to have reductions in well spacing or density. Moreover, New Mexico and Texas impose a production or severance tax with respect to the production and sale of oil, NGLs and natural gas within their jurisdiction.

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
Regulation of Sales and Transportation of Oil
Sales of oil, NGLs and condensate from our producing wells are not currently regulated and are made at negotiated prices. Nevertheless, Congress could enact price controls in the future.
Sales of oil are affected by the availability, terms and conditions and cost of transportation services. The transportation of oil in common carrier pipelines is also subject to rate and access regulation. FERC regulates the transportation in interstate commerce of crude oil, petroleum products, NGLs and other forms of liquid fuel under the Interstate Commerce Act.
Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. We rely on third-party pipeline systems to transport the majority of crude oil produced by our wells. Insofar as effective interstate and intrastate rates and regulations regarding access are equally applicable to all comparable shippers, we believe that the regulation of oil transportation will not affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
The federal Energy Policy Act of 2005 (the “EP Act of 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EP Act of 2005 amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior to be prescribed by FERC, and furthermore provides FERC with additional civil penalty authority. The EP Act of 2005 provided FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increased FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. The maximum civil penalty authority under the NGA and NGPA is adjusted annually for inflation; as of January 14, 2025, FERC may now assess civil penalties under the NGA and NGPA of $1,584,648 per violation per day. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce. On January 19, 2006, FERC issued Order No. 670 to implement the anti-market manipulation provision of the EP Act of 2005. The issued rules make it unlawful, in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to: (i) use or employ any device, scheme or artifice to defraud; (ii) make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (iii) engage in any act or practice that operates as a fraud or deceit upon any person. The anti-market manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but does apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements under Order 704, described below. The anti-market manipulation rule and enhanced civil penalty authority reflect an expansion of FERC’s NGA enforcement authority.
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
Regulation of Environmental and Occupational Safety and Health Matters
Our operations are subject to stringent federal, state and local laws and regulations governing the occupational safety and health aspects of our operations, the discharge of materials into the environment, and protection of the environment and natural resources (including threatened and endangered species and their habitats). Numerous governmental entities, including the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring costly investigation or actions. These laws and regulations may, among other things, (i) require the acquisition of permits to conduct drilling and other regulated activities; (ii) restrict the types, quantities and concentrations of various substances that can be released into the environment or injected into formations in connection with drilling and production activities; (iii) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas; (iv) require remedial measures to prevent or mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; (v) apply specific health and safety criteria addressing worker protection; and (vi) impose substantial liabilities for pollution resulting from drilling and production operations. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of corrective or remedial obligations, the occurrence of delays or restrictions in permitting or performance of projects, and the issuance of orders enjoining performance of some or all of our operations.
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
Hazardous Substances and Handling Wastes
The Resource Conservation and Recovery Act (“RCRA”) and comparable state laws regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and nonhazardous solid wastes. Pursuant to rules issued by the EPA, states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters and other wastes associated with the exploration, development and production of oil, NGLs and natural gas, if properly handled, are currently exempt from regulation as hazardous waste under RCRA and, instead, are regulated under RCRA’s less stringent nonhazardous solid waste provisions, state laws or other federal laws. However, it is possible that certain oil and natural gas drilling and production wastes currently classified as nonhazardous solid wastes could be re-classified as hazardous wastes in the future, as RCRA requires the EPA to periodically review (and revise if necessary) such determinations. Any such reclassification could increase our costs (and those of the oil, NGL and natural gas exploration and production industry) to manage and dispose of wastes, and materially adversely affect our results of operations and financial position. While the costs of managing waste (including hazardous waste) may be insignificant, we do not believe that our costs in this regard are materially more burdensome than those of similarly situated companies.
The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose joint and several liability, without regard to fault or the legality of conduct, on classes of persons considered responsible for the release of a hazardous substance into the environment. These persons include the current and former owners or operators of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several liability for remediation costs, damages to natural resources, and the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment, and to seek to recover from the responsible classes of persons the costs they incur. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We may generate materials in the course of our operations that may be regulated as hazardous substances.
We currently own, lease or operate numerous properties that have been used for oil, NGL and natural gas exploration, production and processing for many years. Although we believe that we have utilized operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes, or petroleum hydrocarbons may have been released on, under or from the properties owned or leased by us, or on, under or from other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of our properties have been operated by third parties or by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons was not under our control. These properties and the substances disposed or released on, under or from them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial plugging or pit closure operations to prevent future contamination, the costs of which could be substantial.
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
There continues to be uncertainty as to the federal government’s jurisdictional reach under the CWA, including with respect to wetlands. The EPA and the U.S. Army Corps of Engineers (the “Corps”) under the Obama, Trump and Biden administrations have pursued multiple rulemakings since 2015 in the attempt of determining the scope of such reach. Following legal actions, implementation of the most recent rule is currently split across the country. The rule is subject to an injunction in 27 states, including Texas, resulting in implementation of the pre-2015 rule adjusted to take into account jurisdictional limitations decided by the Supreme Court in Sackett v. EPA. The other 23 states, including New Mexico, are subject to a WOTUS-defining rule published in September 2023. The Corps is currently pursuing a new post-Sackett rulemaking, the ultimate consequence of which cannot be predicted at this time.
Many of our customers and service providers rely on permits obtained under the CWA for their oil and gas pipeline projects, the most common of which is Nationwide Permit 12 (“NWP 12”). NWP 12 is, from time to time, renewed or modified by the Corps, whose actions in turn may be subject to litigation. NWP 12 is expected to be reissued by the Corps in 2026. To the extent any action expands the scope of the CWA in areas where we or our suppliers, customers or service providers operate or imposes new or enhanced permitting requirements, our operations could be adversely impacted by increased compliance costs and energy infrastructure project delays or cancellations.
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
Subsurface Injections
In the course of our operations, we produce water in addition to crude oil, NGLs and natural gas. Produced water that is not recycled may be disposed of in disposal wells, which inject the produced water into non-producing subsurface formations. Underground injection operations are regulated pursuant to the Underground Injection Control (“UIC”) program established under the federal Safe Drinking Water Act (“SDWA”) and analogous state laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. A change in UIC disposal well regulations or the inability to obtain permits for new disposal wells in the future may affect our ability to dispose of produced water and ultimately increase the cost of our operations. For example, in response to recent seismic events near below-ground disposal wells used for the injection of natural gas- and oil-related wastewaters, federal and some state agencies have begun investigating whether such wells have caused increased seismic activity, and some states have shut down or imposed moratoria on the use of such disposal wells. In response to these concerns, regulators in some states have adopted, and other states are considering adopting, additional requirements related to seismic safety. While we cannot predict the ultimate outcome of these actions, any action that temporarily or permanently restricts the availability of disposal capacity for produced water or other fluids may increase our costs or have other adverse impacts on our operations. These seismic events have also led to an increase in tort lawsuits filed against exploration and production companies, as well as the owners of underground injection wells. Increased costs associated with the transportation and disposal of produced water, including the cost of complying with regulations concerning produced water disposal, may reduce our profitability; however, these costs are commonly incurred by all oil, NGL and natural gas producers, and we do not believe that the costs associated with the disposal of produced water will affect our operations in any way that is of material difference from those of our competitors who are similarly situated.
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
The EPA’s 2024 updates to NSPS regulations applicable to oil and natural gas sectors require, among many things, the phase out of routine flaring of natural gas from new oil wells, routine leak monitoring, detection and repair obligations at all well sites and compressor stations, and reductions in emissions via capture and control systems or the use of zero-emission equipment in certain processes. The 2024 NSPS rule also establishes a “Super Emitter Response Program” that would trigger certain operator investigation and repair requirements in response to an emissions event exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. The 2024 NSPS rule further obligates states to impose these requirements on existing sources through their respective state implementation plans. In March 2025, the EPA announced an intent to reconsider the 2024 NSPS rule’s provisions into late 2026 or early 2027. Because the 2024 NSPS and 2025 deadline extension rules are subject to ongoing litigation and the EPA is currently reconsidering the 2024 NSPS rule, future implementation of these regulations is uncertain at this time. The EPA’s NSPS regulatory program, and any new, more stringent emissions regulations promulgated by the EPA or any other federal or state agency, could raise our costs of regulatory compliance.
The EPA is also required by the CAA to set National Ambient Air Quality Standards (“NAAQS”) for six principal pollutants that are considered harmful to public health. Whether the air quality in a particular region is in “attainment” with the NAAQS for a particular pollutant impacts the stringency of certain air quality controls and restrictions in that area. The EPA periodically reviews each NAAQS and determines whether a revision is necessary. For example, in February 2024, the EPA issued a final rule lowering the primary annual NAAQS for particulate matter 2.5 from 12.0 μg per cubic meter to 9.0 μg per cubic meter. While the areas in which we operate were not likely to be redesignated as a result of this change, any adoption of a more stringent NAAQS has the potential to result in more restrictive permitting and pollution control requirements, increased permitting delays, or emission offset requirements.

Compliance with one or more of these and other air pollution control and permitting requirements and rules has the potential to delay the development of natural gas, oil and NGL projects and increase our costs of development and production, which costs could be significant.
Regulation of GHG Emissions and Climate Change
In response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”) preconstruction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions and impose performance standards for reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. The EPA has also adopted rules requiring the monitoring and annual reporting of GHG emissions from large GHG emission sources in the United States, including certain onshore and offshore natural gas, oil and NGL production sources, which include certain of our operations. The Bureau of Land Management (“BLM”) has also, from time to time, considered or adopted rules regulating GHG emissions from oil and gas operation on federal lands. Nevertheless, there continues to be uncertainty surrounding the federal regulation of methane and other GHG emissions. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several Presidential administrations. The current Trump administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and promulgated a final rule, in February 2026, repealing the EPA’s 2009 “Endangerment Finding” that forms the basis for most of the EPA’s GHG-related rules. However, whether or how such policies and the EPA’s rescission of its “Endangerment Finding” will be implemented and if they will survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulations, cannot be predicted at this time.
While Congress has, from time to time, considered legislation to reduce emissions of GHGs, including proposals adopting cap-and-trade programs, carbon taxes, climate-related mitigation funds, and regulations that directly limit GHG emissions from select sources, no significant legislation has been adopted at the federal level. While Congress previously enacted the Inflation Reduction Act of 2022 (the “IRA”) to advance climate-related objectives and provide financial support for alternative or lower GHG-emitting energy production, many of these incentives were repealed or otherwise modified following the change in Presidential administrations and the enactment of the One Big Beautiful Bill Act in 2025 (“OBBBA”). However, any similar or future climate-related legislation and accompanying policy initiatives could increase operating costs within the oil and gas industry or accelerate a transition away from fossil fuels, which could in turn reduce demand for our products and adversely affect our business and results of operations.
In the absence of such federal climate legislation, a number of state and regional climate-related initiatives and regulations have emerged. In New Mexico, recent legislation codified a regulatory provision requiring operators to capture 98% of their produced natural gas. Routine venting and flaring is also prohibited in New Mexico. State, regional and local governments may also elect to continue to participate in international climate change initiatives, despite the Trump administration finalizing the United States’ withdrawal from such initiatives in 2026. The participation in, or support for, climate-related policies and initiatives by politicians, regulators, financial institutions, consumers, and other stakeholders could increase opposition against, reduce funding for or lead to new limitations on, fossil fuel exploration and production activities.
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
Hydraulic Fracturing Activities
Hydraulic fracturing is an important and common practice that is used to stimulate production of oil, NGLs and natural gas from dense subsurface rock formations. We regularly use hydraulic fracturing as part of our operations. Hydraulic fracturing is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued permitting guidance under the SDWA for certain hydraulic fracturing activities involving the use of diesel fuels and published an effluent limitation guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants.
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
Operations on federal lands are also subject to the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the BLM, to evaluate major actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. The NEPA evaluation process has followed regulations issued by the Council on Environmental Quality (“CEQ”) for many years. However, in January 2026, CEQ issued a final rule rescinding its regulations following a D.C. Circuit decision limiting CEQ’s authority to promulgate such rules and regulations. Further, the U.S. Supreme Court’s recent Seven County decision directed lower courts to give substantial deference to the reviewing agency’s select scoping decisions in NEPA reviews. The ultimate outcome of these developments are not yet clear.
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
Protected Species
The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The extent of regulatory restrictions imposed by these laws depends on the implementing regulations promulgated by the U.S. Fish and Wildlife Service (“USFWS”) and the National Marine Fisheries Service (“NMFS”), which have varied between recent Presidential administrations. Congress, from time to time, has also considered legislation to reform certain aspects of the ESA and MBTA.
We may conduct operations on oil and natural gas leases in areas where certain species that are , were or are candidates to be listed as threatened or endangered are known to exist, including the Dunes Sagebrush Lizard and Lesser Prairie Chicken (the listing decisions of which are currently subject to ongoing litigation), and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The identification or designation of previously unprotected species as threatened or endangered in areas where underlying property operations are conducted could cause us to incur increased costs arising from species protection measures, time delays or limitations on our exploration and production activities, which could have an adverse impact on our ability to develop and produce reserves. If we were to have a portion of our leases designated as critical or suitable habitat, it could adversely impact the value of our leases.
Occupational Safety and Public Right-to-Know Regulations
We are subject to the requirements of the Occupational Safety and Health Act, as implemented by the Occupational Safety and Health Administration (“OSHA”), and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right-to-Know Act, the EPA’s Risk Management Program rule and comparable state statutes, and their implementing regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens.

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
Human Capital Resources
We aim to attract and retain top-tier talent in the oil and gas sector and empower our employees to be innovators in our industry. As of December 31, 2025, we had approximately 515 total employees. In addition, we hire independent contractors on an as needed basis. We are not a party to any collective bargaining agreements. We maintain an at-will employment relationship with our employees, and have not entered into any contracts guaranteeing ongoing employment.
We believe that our employees give us a sustainable competitive advantage, and we understand the need to attract, retain and develop the best team possible. We believe the wage rates provided to our employees assist in retention of our top talent, and our compensation programs are integrated with our overall business strategies to incentivize performance and maximize shareholder returns. We offer a variety of programs that are designed to retain our employees and also provide opportunities to grow their professional careers while continuing to deliver value to the Company. Additionally, we maintain a comprehensive suite of benefits that provide our employees with various options including retirement, health and wellness, and life and disability plans.
We are committed to a highly-qualified workforce and we believe employees with different skillsets, experiences and interests drive superior results. This commitment extends to our hiring, development and promotion practices, which recognize our employees for their various capabilities and contributions to the Company.
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
Offices
Our principal executive offices are located at 300 N. Marienfeld Street, Suite 1000, Midland, Texas, 79701, and our telephone number is (432) 695-4222. We also have offices located in Carlsbad, New Mexico; Denver, Colorado; Eunice, New Mexico; Gardendale, Texas; Greenwood, Texas; Pecos, Texas; San Angelo, Texas; and Woodlands, Texas.
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
Risks Related to Commodity Prices
Commodity prices are volatile, and a sustained period of low commodity prices for oil, NGLs and natural gas could adversely affect our business, financial condition and results of operations.
The prices we receive for our oil, NGLs and natural gas heavily influence our revenue, cash flows, profitability, access to capital, future rate of growth and carrying value of our properties. Oil, NGLs and natural gas are commodities, and their prices may fluctuate widely in response to relatively minor changes in the actual and expected supply of and demand for oil, NGLs and natural gas and market uncertainty. Historically, oil, NGL and natural gas prices have been volatile and subject to fluctuations relating to a variety of additional factors that are beyond our control, including:
•worldwide and regional economic conditions impacting the global supply of and demand for oil, NGLs and natural gas;
•the price and quantity of foreign imports of oil, NGLs and natural gas;
•political and economic conditions in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America, such as the recent developments in Venezuela;
•actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;
•actions of U.S., European Union and other governments and governmental organizations relating to Russia’s oil, NGLs and natural gas, including through sanctions, import restrictions and commodity price caps;
•actions of U.S. producers, and independent producers operating in other countries, relating to production levels;
•political, economic and other conditions that affect perceived or actual demand for oil, NGLs and natural gas, including international conflict, trade disputes, the imposition of tariffs or sanctions and global health concerns;
•the level of global exploration, development, production, and inventories;
•actions of U.S. and other governments to strategically release oil, NGLs and natural gas from strategic reserves, including any increased volumes of Venezuelan crude oil;
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
•technological advances, including AI and its increased use, affecting fuel economy, energy supply and energy consumption;
•the effect of energy conservation measures, alternative fuel requirements and the price and availability of alternative fuels;
•laws, regulations and taxes in the U.S. and in foreign jurisdictions that impact the demand for oil, NGLs and natural gas;
•shareholder activism or activities by non-governmental organizations to restrict the exploration and production of oil and natural gas so as to minimize emissions of carbon dioxide and methane GHGs or otherwise;
•localized and global supply and demand fundamentals; and
•expectations about future commodity prices.
These factors, among others, and the volatility of the energy markets make it extremely difficult to predict future oil, NGL and natural gas price movements with any certainty.
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
You should not assume that the present value of future net revenues from our reserves is the current market value of our estimated reserves. We generally base the estimated discounted future net cash flows from reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate. Our estimated proved reserves as of December 31, 2025, and related standardized measure were calculated under rules of the SEC using twelve-month trailing average benchmark prices of $66.01 per barrel of oil (WTI Posted) and $3.39 per MMBtu (Henry Hub spot), which may be substantially higher or lower than the available spot prices in 2025. For example, if the crude oil and natural gas prices used in our year-end reserve estimates were to increase or decrease by 10%, our proved reserve quantities at December 31, 2025 would increase by 45.5 MMBoe (4.1%) or decrease by 69.5 MMBoe (6.2%) and the pre-tax PV 10% of our proved reserves would increase by $2.2 billion (24%) or decrease by $2.2 billion (23%).
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
As of December 31, 2025, 29% of our total estimated proved reserves were classified as proved undeveloped. Development of these proved undeveloped reserves may take longer and require higher levels of capital expenditures than we currently anticipate. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the value of our estimated PUDs and future net revenues estimated for such reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could cause us to have to reclassify our PUDs as unproved reserves. Further, we may be required to write-down our PUDs if we do not drill those wells within five years after their respective dates of booking.
Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage, the primary term is extended through continuous drilling provisions or the leases are renewed.
As of December 31, 2025, over 96% of our total net acreage was held by production. The leases for our net acreage not held by production will expire at the end of their primary term unless production is established in paying quantities under the units containing these leases, the leases are held beyond their primary terms under continuous drilling provisions or the leases are renewed. Some of our leases also expire as to certain depths if continuous drilling obligations are not met. If our leases expire in whole or in part and we are unable to renew the leases, we will lose the right to develop the related properties. Our ability to drill and develop these locations depends on a number of uncertainties, including commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, drilling results, lease expirations, gathering system and pipeline transportation constraints, access to and availability of water sourcing and distribution systems, regulatory approvals and other factors.
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
Risks Related to Our Operations
Our development and acquisition projects require substantial capital expenditures. We may be unable to obtain required capital or financing on satisfactory terms, or at all, which could lead to a decline in our ability to access or grow production and reserves.
The oil and natural gas industry is capital-intensive. We make and expect to continue to make substantial capital expenditures related to development and acquisition projects. Historically, we have funded our capital expenditures with cash flows from operations and may from time to time utilize borrowings under OpCo’s revolving credit facility, proceeds from offering debt and equity securities and divestitures of non-core assets, and we intend to finance our future capital expenditures in a similar fashion. The actual amount and timing of our future capital expenditures may differ materially from our estimates as a result of, among other things, oil, NGL and natural gas prices; actual drilling results; the availability of drilling rigs and other services and equipment; and regulatory, technological and competitive developments.
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
If our revenues or the borrowing base under OpCo’s revolving credit facility decrease as a result of lower oil, NGL and natural gas prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all. If cash flow generated by our operations or available borrowings under OpCo’s revolving credit facility are not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our properties. This, in turn, could lead to a decline in our reserves and production, and could materially and adversely affect our business, financial condition and results of operations.
Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations. Additionally, we may not be insured for, or our insurance may be inadequate to protect us against, these risks.
Our future financial condition and results of operations will depend on the success of our development, acquisition and production activities, which are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil and natural gas production. In addition to the risks we face in drilling for and producing oil and natural gas, some factors that may directly or indirectly negatively impact our scheduled operations include:
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
Our ability to produce crude oil, NGLs and natural gas economically and in commercial quantities could be impaired if we are unable to recycle or dispose of the produced water we produce in an economical and environmentally safe manner.
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
Our producing properties are geographically concentrated in West Texas and New Mexico in the Permian Basin. At December 31, 2025, all of our total estimated proved reserves were attributable to properties located in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages, regional power outages or other drought or extreme weather related conditions or interruption of the processing or transportation of oil, NGLs or natural gas. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.
The marketability of our production is dependent upon transportation and other facilities, most of which we do not control. If these facilities are unavailable, or if we are unable to access these facilities on commercially reasonable terms, our operations could be interrupted and our revenues reduced.
The marketability of our oil, NGLs and natural gas production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. Our oil, NGLs and natural gas production is generally transported from the wellhead by gathering systems that are either owned by us or third-party midstream companies. In general, we do not control the transportation of our production and our access to transportation facilities may be limited or denied. In some instances, we have contractual guarantees relating to the transportation of our production through firm transportation arrangements, but third-party systems may be temporarily unavailable due to pressure limitations, market conditions, mechanical failures, accidents or other reasons. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or third-party midstream companies or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil, NGLs and natural gas and thereby cause a significant interruption in our operations. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements, we may be required to shut in or curtail production or flare our natural gas. If we were required to shut-in wells, we might also be obligated to pay certain demand charges for gathering and processing services and firm transportation charges for pipeline capacity we have reserved. Any such shut-in or curtailment, or an inability to obtain favorable terms for delivery of the oil, NGLs and natural gas produced from our fields, would materially and adversely affect our financial condition and results of operations.
We have entered into multi-year agreements with some of our suppliers, service providers and the purchasers of our oil and natural gas, which contain minimum volume commitments. Any failure by us to satisfy the minimum volume commitments could lead to contractual penalties that could adversely affect our results of operations and financial position.
We have entered into certain multi-year supply and service agreements associated with energy and frac sand purchase agreements and have long-term agreements in place for drilling rigs, office rentals and other wellhead equipment. We also have various multi-year agreements that relate to the sale, transportation or gathering of our oil, NGLs and natural gas and may in the future enter into multi-year agreements for contracts for other services. Some of these agreements contain minimum volume commitments that we must satisfy or contractual penalties in the form of volume deficiencies or other remedies may apply. For example, we have recently entered into firm transportation arrangements where we are obligated to pay fixed amounts on minimum volumes regardless of actual volume throughput under these contracts. We may be unable to use our full transportation capacity under existing firm transportation agreements, resulting in obligations to pay fees without receiving revenues on sales. As of December 31, 2025, our aggregate long-term contractual obligation under our multi-year agreements was $1.5 billion, which represents the gross minimum obligation but does not include amounts that may be due under certain contracts that contain variable pricing or volumetric components as the future obligations cannot be determined. Further information about these agreements can be found at Delivery Commitments under Part I, Items 1 and 2 and Note 13—Commitments and Contingencies under Part II, Item 8 of this Annual Report. Any failure by us to satisfy the minimum volume commitments in these agreements could adversely affect our results of operations and financial position.
The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our development plans within our budget and on a timely basis.
The demand for drilling rigs, pipe and other equipment and supplies, as well as for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the oil and natural gas industry, can fluctuate significantly, often in correlation with commodity prices, causing periodic shortages. In addition, to the extent our suppliers source their products or raw materials from foreign markets, the cost of such equipment could be impacted by tariffs or other trade restrictions imposed by the United States on imported goods from countries where these goods are produced. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. Such shortages or cost increases could delay or cause us to incur significant expenditures that are not provided for in our capital budget, which could have a material adverse effect on our business, financial condition or results of operations.
We could experience periods of higher costs if commodity prices rise. These increases could reduce our profitability, cash flow and ability to complete development activities as planned.
Historically, our capital and operating costs have risen during periods of increasing oil, NGL and natural gas prices. These cost increases result from a variety of factors beyond our control, such as increases in the cost of electricity, steel and other raw materials that we and our vendors rely upon; increased demand for labor, services and materials as drilling activity increases; and increased tariffs and comparative taxes. Such costs may rise faster than increases in our revenue as commodity prices rise, thereby negatively impacting our profitability, cash flows and ability to complete development activities as scheduled and on budget. This impact may be magnified to the extent that our ability to participate in the commodity price increases is limited by our derivative activities.
We depend upon a small number of significant purchasers for the sale of most of our oil, NGL and natural gas production.
We normally sell production to a relatively small number of customers, as is customary in our business. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies under Part II, Item 8 of this Annual Report for significant purchasers that accounted for more than 10% of our revenues for the years ended December 31, 2025, 2024 and 2023. The loss of any of our major purchasers could materially and adversely affect our revenues in the near-term.
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
We are heavily dependent on our information and operational technology systems and other digital technologies.
Our ability to effectively manage and operate our business depends significantly on information and operational technology systems and other digital technologies. The availability and integrity of these systems and technologies are essential for us to conduct our business and operations. Any failure of these systems to operate effectively and support our operations, challenge in transitioning to new upgraded or replacement systems, including any implementation or utilization of AI systems, difficulty in integrating systems and updates across our growing business, or a breach of these systems could materially and adversely impact the operations of our business. In addition, cybersecurity incidents, including deliberate attacks or unintentional events, have generally continued to increase in frequency and become increasingly sophisticated. The U.S. government has also issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats.
Any breach of our network may result in the loss of valuable business data or critical infrastructure, misappropriation of our customers’, employees’ or service providers’ personal information, or a disruption of our business and operations, which could harm our customer relationships and reputation, and result in lost revenues, remediation and compliance costs, litigation, regulatory investigations and enforcements and penalties and fines. Although we utilize various procedures and controls to monitor, protect against and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing such threats from materializing, particularly given the unpredictability of the timing, nature, and scope of such breaches. While we endeavor to maintain insurance that covers certain cybersecurity incidents, we may not be insured for, or our insurance may be insufficient to protect us against, particular types of cybersecurity risks, and, in the future, such insurance may not continue to be available to us on reasonable terms, if at all. Furthermore, weaknesses in the cybersecurity of our vendors, suppliers, and other business partners could be used to facilitate an attack on our systems and networks.
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
As of the date of this Annual Report, though the Company and its service providers have experienced certain cybersecurity incidents, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition. However, we acknowledge that cybersecurity threats are continually evolving and the possibility of future cybersecurity incidents, material or otherwise, remains. Consequently, it is possible that any such occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, and results of operations. Additional information on our cybersecurity risk management, strategy and governance can be found at Part I, Item 1C of this Annual Report.
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
We may be unable to compete effectively with larger companies, which may adversely affect our results of operations and financial condition.
The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than us, particularly following recent consolidation within the industry. Many of our larger competitors not only drill for and produce oil and natural gas, but they also engage in refining operations and market petroleum and other products on a regional, national or worldwide basis. Our competitors may be able to pay more for oil and natural gas properties, and evaluate, bid for and purchase a greater number of properties than our financial or human resources permit. In addition, these companies may have a greater ability to continue drilling activities during periods of low oil and natural gas prices, to contract for drilling equipment, to secure trained personnel, and to absorb the burden of present and future federal, state, local and other laws and regulations. Competition has been strong in hiring experienced personnel, particularly in the engineering and technical, accounting and financial reporting, tax and land departments, and acquiring resources and other materials in markets experiencing shortages. In addition, competition is strong for attractive oil and natural gas properties, oil and natural gas companies, and drilling rights. Our inability to compete effectively with our competitors could have a material and adverse impact on our business activities, financial condition and results of operations.

Risks Related to Our Derivative Transactions, Debt and Access to Capital
Our derivative activities could result in financial losses or could reduce our earnings.
We may enter into derivative instrument contracts for a portion of our oil and natural gas production from time to time. As of December 31, 2025, we had entered into derivative contracts covering a portion of our projected oil and gas production through 2027 (refer to Note 8—Derivative Instruments under Part II, Item 8 of this Annual Report for a summary of our derivative instruments as of December 31, 2025). Accordingly, our earnings may fluctuate significantly as a result of changes in fair value of our derivative instruments.
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
Since our production is not fully hedged, and we are also exposed to fluctuations in oil, NGL and natural gas prices as it relates to the price we receive from the sale of our unhedged volumes. We intend to continue to hedge a portion of our production, but we may not be able to do so at favorable prices. Accordingly, our revenues and cash flows are subject to increased volatility with regard to these unhedged volumes, and a decline in commodity prices could materially and adversely affect our business, financial condition and results of operations.
Our leverage and debt service obligations may adversely affect our financial condition, results of operations, business prospects and our ability to make payments on our outstanding debt.
As of December 31, 2025, we had approximately $3.5 billion of total long-term debt and additional borrowing capacity of $2.5 billion under OpCo’s revolving credit facility, all of which would be secured if borrowed. Subject to the restrictions in the instruments governing OpCo’s outstanding indebtedness (including OpCo’s revolving credit facility and senior notes), OpCo and its subsidiaries may incur substantial additional indebtedness (including secured indebtedness) in the future. Although the instruments governing OpCo’s outstanding indebtedness do contain restrictions on the incurrence of additional indebtedness, these restrictions will be subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.
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
OpCo’s credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”), and the indentures governing its senior notes contain a number of significant covenants, including restrictive covenants that may limit OpCo’s ability to, among other things:
•incur additional indebtedness;
•make loans to others;
•make investments;
•merge or consolidate with another entity;
•make certain payments;
•hedge future production or interest rates;
•incur liens;
•sell assets; and
•engage in certain other transactions without the prior consent of the lenders.
These restrictions may be suspended when our debt instruments are assigned an investment grade rating (Baa3 or better by Moody’s Investors Service, Inc. or BBB- or better by S&P Global Ratings or Fitch Ratings Inc., or two out of three, as applicable). However, there can be no assurance that we will be able to achieve such ratings.
In addition, OpCo’s Credit Agreement requires us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. As of December 31, 2025, we were in full compliance with such financial ratios and covenants.
The restrictions in OpCo’s debt agreements may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictions impose on OpCo.

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
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates, as a result of elevated rates of inflation or otherwise, or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities, reduce cash flow used for drilling and place us at a competitive disadvantage. Recent and continuing disruptions and volatility in the global financial markets, due to the imposition, or threat, of tariffs and other trade restrictions, geopolitical conflicts, including in oil producing countries like Venezuela, or otherwise, may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance operations. We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results.

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
At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, the Railroad Commission of Texas (the “TRRC”) has issued rules that set the requirements for drilling, putting pipe down and cementing wells, testing and reporting obligations, and the disclosure of substances used in the hydraulic fracturing process. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. State and federal regulatory agencies, including Texas, have also recently focused on a possible connection between the operation of injection wells used for natural gas and oil waste disposal and seismic activity. The TRRC has issued orders restricting the use of disposal wells it determined were likely influencing seismic activity. Separately, New Mexico has implemented protocols requiring operators to take various actions with respect to disposal wells within a specified proximity of recent seismic activity, including a requirement to limit injection rates if the seismic event in question reached a certain magnitude. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, production or development activities utilizing hydraulic fracturing or injection wells for waste disposal, which could indirectly impact our business, financial condition and results of operations. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of development activities, and perhaps even be precluded from drilling wells.
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
Certain environmental laws impose strict joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental, health and safety risks and costs or may not provide sufficient coverage if an environmental, health and safety claim is made against us. Moreover, public interest in the protection of the environment and human health has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the crude oil and natural gas industry could continue, resulting in increased costs of doing business and consequently affecting profitability. In the states of New Mexico and Texas, as an example, governmental authorities are investigating the practice of flaring natural gas and it is possible that such states could implement additional volumetric or other restrictions on this practice which may require us to curtail or shut in production which otherwise is or would be flared due to the unavailability of acceptable delivery, transportation or processing arrangements. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, prospects, financial condition or results of operations could be materially adversely affected. Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion on the topics referenced above and additional information on existing and proposed laws and regulations related to environmental and occupational health and safety matters.
Climate change laws and regulations restricting emissions of GHGs could increase our costs and reduce demand for the oil and natural gas we produce.
The threat of climate change continues to attract attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor, limit, and report existing emissions of GHGs as well as to reduce such future emissions. While no comprehensive climate change legislation has been implemented at the federal level, certain federal laws, like the IRA, have been enacted to advance numerous climate-related objectives. The OBBBA rescinds or eliminates funding for multiple programs under the IRA aimed at reducing or monitoring GHG emissions and other air pollutants, such as the Greenhouse Gas Reduction Fund and methane monitoring initiatives. While the OBBBA will potentially affect federal efforts to address climate change and emissions reductions, various federal agencies have, from time to time, adopted climate change considerations into their rulemaking and decision-making processes and have promulgated regulations that seek to restrict, monitor, or otherwise limit GHG emissions. International climate commitments made by political, industrial, and financial and other stakeholders may also impact commercial, regulatory, and consumer trends related to climate change.
In response to findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the CAA that, among other things, require PSD preconstruction and Title V operating permits for GHG emissions from certain large stationary sources, mandate monitoring and annual reporting of GHG emissions, and impose new standards for reducing methane emissions from oil and gas operations by limiting venting and flaring and implementing leak detection and repair programs. Federal policy towards GHG emissions, and regulation thereunder, has varied significantly between the past several Presidential administrations. The current Trump administration has expressed a policy preference of limiting or rescinding regulations concerning GHG emissions and, in February 2026, promulgated a final rule repealing the EPA’s 2009 “Endangerment Finding” and its motor vehicle GHG emission performance standards. This rescission of the “Endangerment Finding” eliminates the basis for EPA’s authority under the CAA for most of its regulations concerning GHGs. However, whether or how such policies and the EPA’s recission of its “Endangerment Finding” will be implemented and if they will survive any potential legal challenges, or whether future administrations or Congress may pursue new GHG emissions regulation, cannot be predicted at this time.
At the international level, the United Nations-sponsored Paris Agreement encourages nations to limit their GHG emissions through nationally-determined, though non-binding, reduction goals. Recent Conferences of the Parties have resulted in reaffirmations of the objectives of the Paris Agreement, calls for parties to eliminate certain fossil fuel subsidies and pursue reductions in non-carbon dioxide GHG emissions, agreements to transition away from fossil fuels in energy systems and increase renewable energy capacity, financial commitments to fund energy transition efforts in developing countries, and similar initiatives, though none legally binding. However, in January 2025, President Trump ordered the revocation of any United States financial commitments on emission goals associated with international climate agreements. Then, in January 2026, the United States finalized its withdrawal from the Paris Agreement. The impacts of the United States’ withdrawal and other existing or future climate-related orders, pledges, agreements or any legislation or regulation promulgated in connection with the Paris Agreement, the Global Methane Pledge, or other international conventions cannot be predicted at this time. Further, state and local governments, financial institutions, and industry groups may elect to continue participating in international climate-related initiatives.
Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion on the topics referenced above and additional information on existing and proposed laws, regulations and international initiatives intended to address GHGs and other climate change issues. Existing and future laws and regulations relating to climate change and GHG emissions could increase our costs, reduce demand for our products, limit our growth opportunities, impair our ability to develop our reserves and have other adverse effects on our business. Climate change concerns could impact our stock price and access to capital to the extent certain stockholders, bondholders, and institutional lenders who elect to shift their investments to less carbon-intensive industries. While the landscape is evolving, certain U.S. and international banks, insurers or other financial institutions have also made “net zero” emission commitments or signed-on to initiatives related to reducing GHG emissions. Any reduction in the availability of capital or access to insurance products for us or our customers and suppliers could adversely impact our operations and financial performance.
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
A negative shift in investor sentiment towards the oil and natural gas industry and increased attention to sustainability and conservation matters may adversely impact our business.
Increased attention from companies’ investors, customers, employees, regulatory bodies and other stakeholders, as well as natural capital and societal expectations, on companies to address climate change, investor and societal expectations regarding voluntary or mandatory sustainability initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with compliance, stakeholder engagement, contracting, and insurance), reduced demand for our products and services, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, heightened scrutiny of our statements and initiatives, and negative impacts on our stock price and access to capital markets. Increased attention to climate change and environmental conservation, for example, may result in demand shifts for our products and private litigation against us. To the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed on us without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Voluntary disclosures regarding sustainability matters, as well as any sustainability disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to pursue, implement or make progress against sustainability strategies or achieve sustainability goals or commitments, including any GHG reduction or neutralization goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations.

Any restrictions on oil and natural gas development on federal lands have the potential to adversely impact our operations.
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
Federal leasing and permitting programs for oil and natural gas development on federal lands have been, from time to time, subject to suspension or cancellation by executive order, subject to litigation by third parties, or otherwise restricted by federal action. For example, previous Presidential administrations have issued moratoriums on oil and gas leasing. Additionally, in 2024, the BLM finalized a rule requiring operators to limit venting and flaring and pay royalties on lost gas, though this rule is currently subject to litigation, postponed implementation, and reconsideration by the Trump administration. Congress may also, from time to time, legislate changes to the fiscal terms and environmental performance obligations of federal oil and gas leases. Certain lawmakers have proposed, and may continue to propose, to reduce or ban further leasing on federal lands or to adopt further restrictions on oil and gas development on federal lands. While we cannot predict the ultimate impact of these changes or whether federal agencies will implement further reforms, any revisions to the federal leasing or permitting process, by executive action, legislation or regulation, that make it more difficult or costly for us to pursue operations on federal lands may adversely impact our operations. However, any such adverse developments are expected to have no more than a minimal impact on our results, given our limited exposure of leases on federal lands. Additionally, any additional actions the Trump administration will take with respect to oil and gas leasing on federal lands cannot be predicted at this time, though any such actions may be subject to litigation. Please refer to Regulation of the Oil and Natural Gas Industry in Part I, Items 1 and 2 of this Annual Report for further discussion of the regulations affecting our operations on federal lands.
Changes in tax laws or regulations or the interpretation thereof or the imposition of new or increased taxes may increase our future tax liabilities, which could adversely affect our business, results of operation, financial condition and cash flows.
From time to time, U.S. federal and state level legislation has been proposed that, if enacted into law, would make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to natural gas and oil exploration and development companies. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any such legislation or other changes in U.S. federal or state tax laws or the imposition of new or increased taxes or fees on natural gas and oil extraction could increase our future tax liabilities, which could adversely affect our business, results of operations, financial condition and cash flows.
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
•market prices of oil, NGLs and natural gas;
•any restrictions on the payment of distributions contained in covenants in OpCo’s revolving credit facility;
•our operating subsidiaries’ ability to fund their drilling and development plans;
•the levels of investments in each of our operating subsidiaries, which may be limited and disparate;
•the levels of operating expenses, maintenance expenses and general and administrative expenses;
•regulatory action affecting the supply of, or demand for, oil, NGLs and natural gas, and operating costs and operating flexibility;

•prevailing economic conditions; and
•adverse weather conditions and natural disasters.
To the extent that we need funds and OpCo or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any current or future indebtedness agreements or the Eighth Amended and Restated Limited Liability Company Agreement of OpCo, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and fund our other obligations is dependent on the ability of OpCo to make distributions to us in an amount sufficient to cover our tax and other applicable obligations. This ability, in turn, may depend on the ability of OpCo’s subsidiaries to make distributions to it. The ability of OpCo, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdiction) that may limit the amount of funds available for distribution and (ii) restrictions in relevant debt instruments issued by OpCo or its subsidiaries and other entities in which it directly or indirectly holds an equity interest.
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
Dividends, whether fixed or variable, and stock repurchases are authorized and determined by our board of directors in its sole discretion and depend upon a number of factors, including the Company’s financial results, cash requirements and future prospects, restrictions in our debt agreements, as well as such other factors deemed relevant by our board of directors. In 2024, our board of directors authorized a stock repurchase program to acquire up to $1 billion of our outstanding common stock, which replaced our previous $500 million stock repurchase program. However, this stock repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time. Similarly, any dividends, whether fixed or variable, we may declare in the future will be determined by our board of directors in its sole discretion. Any elimination of, or downward revision in, our stock repurchase program or dividend policy could have an adverse effect on the market price of our common stock.
Provisions contained in our Charter and Bylaws, as well as provisions of Delaware law, could impair a takeover attempt, which may adversely affect the market price of our common stock.
Our Amended and Restated Certificate of Incorporation (as amended and restated, the “Charter”) and Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”) contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We rely on information and operational technology and data to operate our business effectively and recognize the importance of implementing and maintaining cybersecurity systems and processes that allow us to protect the confidentiality, integrity and availability of our information and operational systems and the data residing within them.
In order to monitor our information and operational technology systems and data and to identify, assess and manage potential threats to such, we maintain a cybersecurity risk assessment and management program (the “Cybersecurity Program”). We employ a variety of tools designed to identify, assess and manage cybersecurity threats, including monitoring and detection programs, network security measures, firewall monitoring devices and encryption of certain data. The Cybersecurity Program includes a cybersecurity incident response plan that provides the framework for categorizing and responding to cybersecurity incidents. As part of our cybersecurity risk management process, we conduct simulated cybersecurity incidents to ensure that we are prepared to respond to such incidents and to highlight any areas for potential improvement in our cyber incident preparedness.
The Cybersecurity Program is maintained in alignment with the National Institute of Standards and Technology (NIST) Cybersecurity Framework for risk management. The Company aims to conduct bi‑annual NIST cybersecurity risk assessments and annual independent penetration tests to identify potential areas for enhancement and to evaluate the Cybersecurity Program’s maturity relative to peer organizations, industry benchmarks, and other applicable standards. Our cybersecurity risk management processes are integrated into our broader risk management program.
Cybersecurity incidents are evaluated by the cybersecurity team, which reports to our Vice President and Chief Information Officer (“CIO”). If an incident is determined to constitute a breach, it is elevated to our legal department and management for further review, including whether the matter requires notification to the Audit Committee or the Board of Directors or disclosure to investors through a public filing.
Governance
Our cybersecurity risk assessment and management is primarily the responsibility of our CIO, who is supported by the information technology teams he leads including the cybersecurity team and certain assessor, consultants, auditors or other third parties, as necessary. Our CIO has over 25 years of industry experience in the field of information systems, including information security and risk management. He oversees our risk assessment programs, remediation of known risks, processes for the regular monitoring of our information systems and our employee cybersecurity training programs. Our Board of Directors also oversees cybersecurity risks through our Audit Committee, which receives and assesses periodic reports and updates regarding our Cybersecurity Program from management and our CIO.
Impact of Risks from Cybersecurity Threats
As of the date of this report, though the Company and its service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents, material or otherwise, remains. Despite the implementation of our Cybersecurity Program, our security measures cannot guarantee that a significant cybersecurity incident will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. For more information about the cybersecurity risks we face, refer to Risk Factors under Part I, Item 1A of this Annual Report.

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
We are not aware of any other material environmental claims existing as of December 31, 2025 over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our Class A Common Stock is currently listed on the New York Stock Exchange under the ticker symbol “PR”. As of February 20, 2026, there were 264 registered holders of record of our Class A Common Stock and 4 registered holders of record of our Class C Common Stock.
Stock Performance Graph
The performance graph below compares the cumulative total stockholder return on our Class A Common Stock (“PR”) to that of the Standard & Poor’s 500 Index (“S&P 500”) and the Standard & Poor’s 500 Oil and Gas Exploration & Production ETF (“XOP”). The “cumulative total return” assumes $100, including reinvestment of any dividends, was invested in our Class A Common Stock, the S&P 500, and XOP on December 31, 2020, and tracks it through December 31, 2025. The results shown in the graph below are not necessarily indicative of future stock price performance. The following performance graph and related information shall be deemed to be furnished, but not filed with the SEC.
Dividend Policy
We plan to return capital to shareholders through a combination of base dividends and opportunistic share repurchases. Our quarterly base dividend was set at $0.15 per share ($0.60 annually) during the year ended December 31, 2025, and was increased to $0.16 per share ($0.64 annually) for the year ended December 31, 2026. The decision to pay any future dividends is solely within the discretion of, and subject to approval by, our Board of Directors. Our Board of Directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant at the time of such determination.
Stock Repurchase Program
Our Board of Directors has authorized a share repurchase program of $1 billion of the Company’s outstanding Common Stock (“Repurchase Program”), which is approved to run on an indefinite basis and can be used by the Company to reduce its shares of Class A and Class C Common Stock outstanding. As of December 31, 2025, we have approximately $926.3 million available under the Repurchase Program. During the three months ended December 31, 2025, we did not repurchase any Common Stock in the open market under our Repurchase Program.
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
Overview
We are an independent oil and natural gas company focused on driving returns to our stockholders through the acquisition, optimization and development of high-return oil and natural gas properties. Our assets and operations are located in the Permian Basin, with a concentration in the core of the Delaware Basin. Our principal business objective is to increase shareholder value by efficiently developing our oil and natural gas assets, with an overall objective of improving our rates of return and generating sustainable free cash flow.
Market Conditions
Our revenue, profitability and ability to return cash to stockholders can depend substantially on factors beyond our control, such as economic, political and regulatory developments. Prices for crude oil, NGLs and natural gas have experienced significant fluctuations in recent years and may continue to fluctuate widely in the future.
Concerns regarding global economic growth, elevated interest rates, inflation, increases in global oil supply, tariffs and international trade policies have resulted in lower oil prices over the past year. Despite recent geopolitical tensions and strong global demand, higher than anticipated supply increases from OPEC and their potential impact to global inventories resulted in further downward pressure on prices through the end of 2025.
Throughout 2024 and 2025, natural gas prices in the Permian Basin were negatively impacted by low demand as a result of pipeline capacity constraints out of the basin, pipeline maintenance, and higher production levels. These factors have led to lower or, during certain periods, negative regional gas prices being realized for natural gas sales at the Waha hub in West Texas resulting in lower gas realizations on our production sold at these regional price points.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events, federal and state government regulations weather conditions, growth in alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2023:

	2023				2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Crude Oil (per Bbl)	$76.13	$73.78	$82.26	$78.32	$76.96	$80.55	$75.16	$70.28	$71.42	$63.71	$64.95	$59.13
Natural Gas (per MMBtu)	$2.67	$2.12	$2.58	$2.74	$2.41	$2.04	$2.08	$2.42	$4.27	$3.16	$3.07	$3.69
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business and operations, and/or our ability to finance planned capital expenditures, which could in turn impact our ability to comply with covenants under our Credit Agreement and senior notes. Lower realized prices may also reduce the borrowing base under our Credit Agreement, which is determined at the discretion of the lenders and is based on the collateral value of our proved reserves that have been mortgaged to such lenders. Upon a redetermination, if any borrowings in excess of the revised borrowing capacity were outstanding, we could be forced to immediately repay a portion of the debt outstanding under the Credit Agreement.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. The cost of oilfield goods and services are closely linked to commodity price trends, rising when prices increase and decreasing when prices fall. In addition, the U.S. saw higher levels of inflation during 2024 and 2025 due to concerns over international conflicts, tariffs and trade policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2025 Highlights and Future Considerations
2025 Bolt-On Acquisitions
On June 16, 2025, we completed an acquisition of approximately 13,000 net leasehold acres with Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominately located directly offsetting our existing asset position in the core of our New Mexico operating area.
Additionally, during the year ended December 31, 2025, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $471.1 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Return of Capital Program
During the year ended December 31, 2025, we declared and paid quarterly base dividends totaling $0.60 per share of Class A Common Stock and distributions totaling $0.60 per share of Class C Common Stock (each of which has an underlying common unit of OpCo (“Common Units”)). The cash dividends and distributions paid totaled $502.9 million for the year ended December 31, 2025.
During the year ended December 31, 2025, we paid a total of $73.7 million to repurchase 4.4 million shares of our Class A Common Stock and 2.0 million Class C Common Stock at a weighted average price of $11.57 per share as part of our Repurchase Program. The shares that were repurchased were subsequently canceled.
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
During June 2025, we repurchased $2.7 million of our senior notes due 2026 (the “2026 Senior Notes”) at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Subsequently, during September 2025, we redeemed all remaining 2026 Senior Notes at a price equal to 100% of the aggregate principal amount outstanding of $286.7 million plus accrued and unpaid interest up to, but excluding, the redemption date.
During January 2025, we redeemed $175 million of our senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 109.875% of the aggregate principal amount redeemed plus accrued and unpaid interest up to, but excluding, the redemption date. Following the redemption, the remaining aggregate principal amount of the 2031 Senior Notes outstanding was $325 million.
Corporation Reorganization
On January 7, 2026, we completed a corporate reorganization pursuant to which we, among other things, reorganized under a new public holding company (the “Reorganization”). In connection with the Reorganization, the public holding company prior to the Reorganization became a wholly owned subsidiary of the new public holding company, which, following completion of the Reorganization, changed its name to “Permian Resources Corporation,” became the successor issuer of the prior public holding company and replaced the prior public holding company, with its shares of Class A Common Stock continuing to trade on the NYSE on an uninterrupted basis.
In connection with the Reorganization, certain holders of our Class C Common Stock exchanged all of their Common Units for Class A Common Stock on a one-for-one basis (and their corresponding shares of Class C Common Stock were cancelled for no consideration). This resulted in approximately 35.5 million shares of Class C Common Stock remaining outstanding, reducing the noncontrolling interest ownership of OpCo to approximately 4% immediately following the Reorganization. Refer to Note 16—Subsequent Events under Part II, Item 8 of this Annual Report for additional information on the Reorganization that occurred after the reporting period.

Results of Operations
For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	$	%
Net revenues (in thousands):
Oil sales	$4,251,193	$4,362,965	$(111,772)	(3)%
NGL sales	658,515	637,529	20,986	3%
Natural gas sales	131,663	240	131,423	54,760%
Purchased gas sales, net	23,840	—	23,840	100%
Oil and gas sales	$5,065,211	$5,000,734	$64,477	1%

Net production:
Oil (MBbls)	66,364	58,276	8,088	14%
NGL (MBbls)	35,773	30,636	5,137	17%
Natural gas (MMcf)	247,045	220,900	26,145	12%
Total (MBoe)(3)	143,311	125,730	17,581	14%

Average daily net production:
Oil (Bbls/d)	181,819	159,225	22,594	14%
NGL (Bbls/d)	98,008	83,706	14,302	17%
Natural gas (Mcf/d)	676,835	603,551	73,284	12%
Total (Boe/d)(3)	392,633	343,523	49,110	14%

Average sales prices:
Oil (per Bbl)	$64.06	$74.87	$(10.81)	(14)%
Effect of derivative settlements on average price (per Bbl)	2.40	0.03	2.37	7,900%
Oil including the effects of hedging (per Bbl)	$66.46	$74.90	$(8.44)	(11)%

NGL (per Bbl)	$18.41	$20.81	$(2.40)	(12)%

Natural gas (per Mcf)	$0.53	$—	$0.53	100%
Effect of derivative settlements on average price (per Mcf)	0.48	0.34	0.14	41%
Effect of purchased gas sales on average price (per Mcf)	0.10	—	0.10	100%
Natural gas including the effects of hedging (per Mcf)	$1.11	$0.34	$0.77	226%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
Oil, NGL and Natural Gas Sales Revenues. Total net revenues for the year ended December 31, 2025 increased by $64.5 million, or 1%, compared to the year ended December 31, 2024. Revenues are a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Net production volumes for oil, NGLs and natural gas increased 14%, 17% and 12%, respectively, between periods. The increase in oil production resulted from additional production added from wells placed online or acquired since the fourth quarter of 2024. These oil volume increases were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically result in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold, driving the respective 17% and 12% increases in NGL and gas volumes, respectively, between periods.
Total net revenues increases were also driven by higher average realized sales prices of natural gas for the year ended December 31, 2025 compared to the same 2024 period. This increase was the result of higher regional and national average index gas prices between periods.

These increases were partially offset by lower average realized sale prices for oil and NGLs, which decreased 14% and 12%, respectively, for the year ended December 31, 2025 compared to the same 2024 period. The 14% decrease in the average realized oil price was mainly the result of lower NYMEX crude prices between periods. The 12% decrease in the average realized NGL price between periods was primarily attributable to lower Mont Belvieu spot prices for plant products for the year ended December 31, 2025 compared to the same 2024 period.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Year Ended December 31,		Increase/(Decrease)
	2025	2024	Change	%
Operating costs (in thousands):
Lease operating expenses	$753,119	$685,172	$67,947	10%
Severance and ad valorem taxes	390,255	377,731	12,524	3%
Gathering, processing, and transportation expense	200,103	183,602	16,501	9%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.26	$5.45	$(0.19)	(3)%
Severance and ad valorem taxes (% of revenue)	7.7%	7.6%	0.1%	1%
Gathering, processing, and transportation expense (per Boe)	1.40	1.46	(0.06)	(4)%
Lease Operating Expenses. Lease operating expenses (“LOE”) per Boe for the year ended December 31, 2025 was $5.26, which represents a 3% decrease compared to the same 2024 period. This decrease in our LOE per Boe rate was primarily driven by lower water disposal rates and wellhead chemicals that resulted from operational efficiencies. While LOE per Boe decreased period over period, total LOE for the year ended December 31, 2025 increased by $67.9 million compared to the year ended December 31, 2024 and was the direct result of our higher well count between periods primarily due to additional wells placed on production or acquired since December 31, 2024.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the year ended December 31, 2025 increased $12.5 million compared to the year ended December 31, 2024. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. The increase in severance and ad valorem tax expense for the year ended 2025 compared to the same 2024 period is due to an increase in severance taxes and is primarily related to higher NGL and natural gas revenues between periods.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) on a per Boe basis decreased from $1.46 for the year ended December 31, 2024 to $1.40 per Boe for the year ended December 31, 2025. This decrease in rate was mainly attributable to lower GP&T rates based on the location of new wells placed on production since the fourth quarter of 2024. While our GP&T per Boe was lower period versus period, total GP&T for the year ended December 31, 2025 increased $16.5 million compared to the year ended December 31, 2024. This increase in expense was mainly attributable to higher NGL and natural gas volumes sold between periods, which in turn resulted in a higher amount of plant processing fees and gathering costs being incurred.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2025	2024
Depreciation, depletion and amortization	$2,032,507	$1,776,673
Depreciation, depletion and amortization per Boe	$14.18	$14.13
For the year ended December 31, 2025, DD&A expense amounted to $2.0 billion, an increase of $255.8 million from 2024. The primary factor contributing to higher DD&A expense in 2025 was the increase in our overall production volumes between periods, which increased DD&A expense by $248.4 million period over period, while marginally higher DD&A rates between periods increased DD&A expense by $7.4 million.
DD&A per Boe was $14.18 for the year ended December 31, 2025 compared to $14.13 for the same period in 2024. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.

General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Year Ended December 31,
(in thousands, except per Boe data)	2025	2024
Cash general and administrative expenses	$119,513	$116,387
Stock-based compensation expense	66,958	58,243
General and administrative expenses	$186,471	$174,630
Cash general and administrative expenses per Boe	$0.83	$0.93
G&A expenses for the year ended December 31, 2025 were $186.5 million compared to $174.6 million for the year ended December 31, 2024. Stock-based compensation increased $8.7 million primarily related to additional grants of performance stock units and restricted stock since the fourth quarter of 2024. This was partially offset by less expenses associated with accelerated vestings of equity awards that occurred during the year ended of December 31, 2024 that did not reoccur during the same 2025 period. Cash G&A was $3.1 million higher between periods mainly related to increased employee expenses and consulting and professional services related to our increased headcount and overall corporate growth.
While cash G&A increased between periods, on a per Boe basis our cash G&A rate decreased 11% from $0.93 per Boe during the year ended December 31, 2024 to $0.83 per Boe during the year ended December 31, 2025. This per Boe rate decrease was the result of focus on controlling costs and growing production.
Other Income and Expense.
Interest Expense. The following table summarizes interest expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Credit Facility	$9,536	$16,062
5.375% Senior Notes due 2026	11,153	15,556
7.75% Senior Notes due 2026	—	14,016
6.875% Senior Notes due 2027	—	6,397
8.00% Senior Notes due 2027	44,000	44,000
3.25% Convertible Senior Notes due 2028	1,382	5,524
5.875% Senior Notes due 2029	41,124	41,124
9.875% Senior Notes due 2031	33,198	49,376
7.00% Senior Notes due 2032	70,000	70,000
6.25% Senior Notes due 2033	62,500	25,347
Amortization of debt issuance costs, debt discount and debt premium	8,023	6,563
Other interest expense	2,146	2,206
Total	$283,062	$296,171
Interest expense was $13.1 million lower for the year ended December 31, 2025 compared to the year ended December 31, 2024 mainly due to (i) $45.1 million less interest incurred between periods due to various redemptions and repurchases of our senior notes during the 2024 and 2025 periods (refer to Note 5—Long-Term Debt under Part II, Item 8 of this Annual Report for additional information regarding these transactions); and (ii) less interest expense incurred on our credit facility due to lower weighted average borrowings outstanding during the 2025 period. These decreases were partially offset by $37.2 million in additional interest incurred on our 6.25% Senior Notes due 2033 that were issued in July 2024.

Loss on extinguishment of debt. The loss on extinguishment of debt incurred during the year ended December 31, 2025 of $270.1 million was primarily related to the Redemption of our Convertible Senior Notes. This loss was determined based on the difference in the value of our Class A Common Stock issued and cash paid for the Redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the Redemption. The 2025 loss was greater than prior debt redemption losses as the Convertible Notes were redeemed mainly by issuing Class A Common Stock, which has risen significantly in value since the Convertible Senior Notes were issued in 2021. Refer to Note 5—Long-Term Debt under Part II, Item 8 of this Annual Report for additional information regarding the redemption.
During the year ended December 31, 2024, we recognized $8.6 million of loss on extinguishment of debt related to the redemptions of our 7.75% senior notes due 2026 and 6.875% senior notes due 2027.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Realized cash settlement gains (losses)	$277,245	$77,203
Non-cash mark-to-market derivative gain (loss)	168,479	17,783
Total	$445,724	$94,986
Income Tax Expense: The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Income before income taxes	$1,383,115	$1,550,851
Income tax expense	(284,179)	(300,342)
For the year ended December 31, 2025 we generated pre-tax net income of $1.4 billion and recorded income tax expense of $284.2 million. Our provision for income tax expense for the year ended December 31, 2025 was less than the amounts that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax book income primarily due to (i) the portion of pre-tax net income that is attributable to our noncontrolling interest partners that is not taxable to the Company; and (ii) general business tax credits generated during the year. These decreases were partially offset by an increase in our unrecognized tax benefit recognized during the year ended December 31, 2025.
For the year ended December 31, 2024, we generated pre-tax net income of $1.6 billion and recorded income tax expense of $300.3 million. The primary factor decreasing our 2024 tax expense below the statutory U.S. federal income tax rate was the portion of pre-tax income that was attributable to our noncontrolling interest partners and not taxable to the Company.
For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report on Form 10-K filed with the SEC for a discussion of the results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Liquidity and Capital Resources
Overview
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
We continually evaluate our capital needs and compare them to our capital resources. Our total capital expenditures incurred for drilling and development activity during the year ended December 31, 2025 were $1.97 billion. We expect our total drilling, completion and facilities capital expenditures budget for 2026 to be between $1.75 billion to $1.95 billion. We funded our capital expenditures for 2025 entirely from cash flows from operations, and we expect to fund our 2026 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the year ended December 31, 2025, we declared and paid quarterly base dividends totaling $0.60 per share of Class A Common Stock and distributions totaling $0.60 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The cash dividends and distributions paid to common unitholders totaled $502.9 million for the year ended December 31, 2025. Additionally, we repurchased 4.4 million shares of Class A Common Stock for $46.8 million and 2.0 million shares of Class C Common Stock for $26.9 million under our Repurchase Program during the year ended December 31, 2025.
Our Repurchase Program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the year ended December 31, 2025, we (i) redeemed an aggregate principal amount of $175 million of our 2031 Senior Notes at a price equal to 109.875% of the aggregate principal amount; (ii) repurchased and redeemed an aggregate principal amount of $289.4 million of our 2026 Senior Notes; and (iii) redeemed the aggregate principal amount of $170 million of our Convertible Senior Notes for 30.6 million shares of our Class A Common Stock at a conversion rate of 179.9208 shares per $1,000 principal amount of Convertible Senior Notes as well as a cash payment of $0.1 million.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$3,607,541	$3,411,968	$2,213,499
Net cash used in investing activities	(2,873,454)	(3,104,195)	(1,578,379)
Net cash (used in) provided by financing activities	(1,059,740)	97,706	(631,188)

Cash Flows from 2025 Compared to 2024. For the year ended December 31, 2025, we generated $3.6 billion of cash from operating activities, an increase of $195.6 million from 2024. Cash provided by operating activities increased primarily due to (i) higher production volumes, realized derivative gains and realized prices for gas, (ii) lower merger and integration and interest expense, and (iii) the timing of payments to our suppliers for the year ended December 31, 2025 as compared to the same 2024 period. These increasing factors were partially offset by lower realized prices for oil and NGLs, higher costs including lease operating expenses, GP&T expense, severance and ad valorem taxes and cash G&A as well as the timing of our receivable collections for the year ended December 31, 2025 as compared to the same 2024 period. Refer to Results of Operations for more information on the impact of volumes and prices on revenues and on fluctuations in our operating expenses between periods.
For the year ended December 31, 2025, cash flows from operating activities, cash on hand and proceeds of $176.7 million primarily from the sale of oil and natural gas gathering systems that were acquired during a prior year acquisition were used to (i) fund $1.97 billion of drilling and development cash expenditures; (ii) fund acquisitions of oil and gas properties of approximately $1.1 billion; (iii) pay $502.9 million in dividends and cash distributions to shareholders and holders of our Common Units; (iv) redeem $464.5 million of our senior notes; and (v) repurchase $73.7 million of our Class A and C Common Stock.
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
For the year ended December 31, 2024, cash flows from operating activities, proceeds from the issuance of our 6.25% Senior Notes due 2033 and proceeds from an underwritten public offering of 26.5 million Class A Common Stock were used to: (i) fund $2.1 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of approximately $1.0 billion; (iii) redeem $656.4 million of our senior notes; (iv) pay $560.9 million in dividends and cash distributions to our shareholders and holders of our Common Units; and (v) repurchase $61.0 million of our Class C Common Stock.
Credit Agreement
OpCo, our consolidated subsidiary, has a secured revolving Credit Agreement with a syndicate of banks maturing in February 2028 that, as of December 31, 2025, had a borrowing base of $4.0 billion and elected commitments of $2.5 billion. As of December 31, 2025, we had no borrowings outstanding and $2.5 billion in available borrowing capacity. The elected commitments and borrowing base were reaffirmed during the spring and fall 2025 borrowing base redeterminations.
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
The Credit Agreement includes fall away covenants, lower interest rates and reduced collateral requirements that OpCo may elect if OpCo is assigned an Investment Grade Rating (as defined within the Credit Agreement). OpCo was in compliance with the covenants and financial ratios under the Credit Agreement described above through the filing of this Annual Report. For further information on the Credit Agreement, refer to Note 5—Long-Term Debt under Item 8 of this Annual Report.
Senior Notes
OpCo has $3.5 billion in debt outstanding as of December 31, 2025, consisting of senior unsecured notes with maturity dates ranging from 2027 to 2033. For further information on our Senior Unsecured Notes, refer to Note 5—Long-Term Debt under Part II, Item 8 of this Annual Report.

Obligations and Commitments
We routinely enter into or extend operating and transportation agreements, office and equipment leases, drilling rig contracts, among others, in the ordinary course of business. The following table summarizes our obligations and commitments as of December 31, 2025, to make future payments under long-term contracts for the time periods specified below.

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases(1)	$82,790	$40,462	$12,194	$2,483	$2,202	$1,885	$142,016
Finance leases(2)	791	754	718	685	653	12,712	16,313
Purchase obligations(3)	50,507	15,251	13,233	724	—	—	79,715
Firm transportation(4)	28,885	78,282	107,169	118,033	118,032	769,179	1,219,580
Development obligation(5)	20,000	—	—	—	—	—	20,000
Asset retirement obligations(6)	22,503	2,841	2,827	1,447	467	159,265	189,350
Long term debt obligations(7)	—	550,000	—	700,000	—	2,325,000	3,575,000
Cash interest expense on long-term debt obligations(8)	259,094	227,927	206,969	185,270	164,594	220,683	1,264,537
Total	$464,570	$915,517	$343,110	$1,008,642	$285,948	$3,488,724	$6,506,511

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
(3)    Consists of energy purchase agreements to buy a minimum amount of electricity at a fixed price or pay for underutilization as well as a take-or-pay agreement to purchase a minimum volume of frac sand at a fixed price. The obligations reported above represent our remaining minimum financial commitments pursuant to the terms of these contracts as of December 31, 2025, however actual expenditures may exceed the minimum commitments presented above. Please refer to Note 13—Commitments and Contingencies under Part II, Item 8 of this Annual Report for details on these agreements.
(4)    Consists of firm transportation commitment agreements that guarantee volumetric capacity on pipelines for gas transportation. Please refer to Note 13—Commitments and Contingencies under Part II, Item 8 of this Annual Report for details on these agreements.
(5)    Consists of obligations that are tied to our future drilling, completion and water connection activity in Reeves County, Texas that will require repayment if certain performance obligations through September 2026 are not met.
(6)    Asset retirement obligations reflect the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells and the related land restoration in accordance with applicable laws and regulations.
(7)    Long-term debt consists of the principal amounts of our senior notes due as of December 31, 2025.
(8)    Cash interest expense on our senior notes is estimated assuming no principal repayment until the maturity of the instruments. Cash interest expense on the Credit Agreement includes unused commitment fees and assumes no additional principal borrowings, repayments or changes to commitments under the agreement through the instrument due date.
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
Oil and Natural Gas Reserve Quantities
We use the successful efforts method of accounting for our oil and gas producing activities. The successful efforts method inherently relies on the estimation of proved crude oil, NGL and natural gas reserves. Reserve quantities and the related estimates of future net cash flows are used as inputs to our calculation of depletion, evaluation of proved properties for impairment, assessment of the expected realizability of our deferred income tax assets, and the standardized measure of discounted future net cash flows computations.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable for several years, and we expect this volatility to continue for the foreseeable future. Based on our production for the year ended December 31, 2025, our oil and gas sales for the year ended December 31, 2025 would have moved up or down $425.1 million for each 10% change in oil prices per Bbl, $65.9 million for each 10% change in NGL prices per Bbl and $13.2 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of December 31, 2025 and additional contracts entered into through February 20, 2026. Refer to Note 8—Derivative Instruments under Part II, Item 8 of this Annual Report for open derivative positions as of December 31, 2025.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	January 2026 - March 2026	5,355,000	59,500	$64.62
	April 2026 - June 2026	6,324,500	69,500	63.70
	July 2026 - September 2026	4,554,000	49,500	65.79
	October 2026 - December 2026	4,554,000	49,500	65.16

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	January 2026 - March 2026	4,485,000	49,833	$0.94
	April 2026 - June 2026	6,324,500	69,500	0.91
	July 2026 - September 2026	3,634,000	39,500	1.02
	October 2026 - December 2026	3,634,000	39,500	1.02

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	January 2026 - March 2026	3,405,000	37,833	$0.26
	April 2026 - June 2026	5,232,500	57,500	0.31
	July 2026 - September 2026	2,530,000	27,500	0.33
	October 2026 - December 2026	2,530,000	27,500	0.33

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	January 2026 - March 2026	12,330,000	137,000	$4.23
	April 2026 - June 2026	12,467,000	137,000	3.57
	July 2026 - September 2026	12,604,000	137,000	3.83
	October 2026 - December 2026	12,604,000	137,000	4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	January 2026 - March 2026	8,550,000	95,000	$2.66
	April 2026 - June 2026	8,645,000	95,000	0.43
	July 2026 - September 2026	8,740,000	95,000	1.80
	October 2026 - December 2026	15,145,000	164,620	2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	January 2026 - March 2026	9,000,000	100,000	4.40
	April 2026 - June 2026	9,100,000	100,000	3.63
	July 2026 - September 2026	9,200,000	100,000	3.95
	October 2026 - December 2026	9,200,000	100,000	4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	January 2026 - March 2026	12,330,000	137,000	$(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha price and the NYMEX Henry Hub price of natural gas.

Changes in the fair value of derivative contracts from December 31, 2024 to December 31, 2025, are presented below:

(in thousands)	Commodity derivative asset (liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2024	$111,356
Commodity hedge contract settlement payments, net of any receipts	(277,245)
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	445,724
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2025	$279,835

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the NYMEX forward curve for crude oil as of December 31, 2025 would cause a $82.9 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the NYMEX forward curve for natural gas as of December 31, 2025 would cause a $36.1 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. OpCo’s Credit Agreement interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under this credit facility. As of December 31, 2025, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The long-term debt balance of $3.5 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 5—Long-Term Debt in Item 8 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PERMIAN RESOURCES CORPORATION

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Permian Resources Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Permian Resources Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Estimation of oil and gas reserves on depletion expense related to proved oil and gas properties

As discussed in Note 1 to the consolidated financial statements, capitalized proved property acquisition and development costs are depleted on a units-of-production method, which is based on the estimated oil and gas reserves remaining. For the year ended December 31, 2025, the Company recorded depreciation, depletion and amortization expense of $2 billion. The estimation of economically recoverable proved oil and gas reserves requires the expertise of professional petroleum reserve engineers who take into consideration forecasted production, development cost assumptions and forecasted oil and gas prices. The Company annually engages independent reserve engineers to estimate the proved oil and gas reserves and the Company’s internal reserve engineers update the estimates of proved oil and gas reserves on a quarterly basis.

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
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Permian Resources Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Permian Resources Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Dallas, Texas
February 26, 2026

PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$153,690	$479,343
Accounts receivable, net	840,653	530,452
Derivative instruments	279,725	85,509
Prepaid and other current assets	38,075	26,290
Total current assets	1,312,143	1,121,594
Property and equipment
Oil and natural gas properties, successful efforts method
Unproved properties	1,933,409	1,990,441
Proved properties	21,484,903	18,595,780
Accumulated depreciation, depletion and amortization	(7,168,925)	(5,163,124)
Total oil and natural gas properties, net	16,249,387	15,423,097
Other property and equipment, net	57,051	50,381
Total property and equipment, net	16,306,438	15,473,478
Noncurrent assets
Operating lease right-of-use assets	132,764	119,703
Other noncurrent assets	160,840	183,125
TOTAL ASSETS	$17,912,185	$16,897,900

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,453,610	$1,198,418
Operating lease liabilities	79,496	57,216
Other current liabilities	144,726	71,703
Total current liabilities	1,677,832	1,327,337
Noncurrent liabilities
Long-term debt, net	3,545,598	4,184,233
Asset retirement obligations	166,847	148,443
Deferred income taxes	893,463	602,379
Operating lease liabilities	55,102	64,288
Other noncurrent liabilities	39,460	52,701
Total liabilities	6,378,302	6,379,381
Commitments and contingencies (Note 13)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 757,854,120 shares issued and 751,746,410 shares outstanding at December 31, 2025 and 707,388,380 shares issued and 703,774,082 shares outstanding at December 31, 2024	76	71
Class C: 84,378,125 shares issued and outstanding at December 31, 2025 and 99,599,640 shares issued and outstanding at December 31, 2024	8	10
Additional paid-in capital	8,710,698	8,056,552
Retained earnings (accumulated deficit)	1,567,500	1,081,895
Total shareholders’ equity	10,278,282	9,138,528
Noncontrolling interest	1,255,601	1,379,991
Total equity	11,533,883	10,518,519
TOTAL LIABILITIES AND EQUITY	$17,912,185	$16,897,900
The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating revenues
Oil and gas sales	$5,065,211	$5,000,734	$3,120,893
Operating expenses
Lease operating expenses	753,119	685,172	373,772
Severance and ad valorem taxes	390,255	377,731	240,762
Gathering, processing and transportation expenses	200,103	183,602	89,282
Depreciation, depletion and amortization	2,032,507	1,776,673	1,007,576
General and administrative expenses	186,471	174,630	161,855
Merger and integration expense	—	18,064	125,331
Impairment and abandonment expense	7,985	9,912	6,681
Exploration and other expenses	32,042	30,791	19,337
Total operating expenses	3,602,482	3,256,575	2,024,596
Net gain (loss) on sale of long-lived assets	—	375	211
Income from operations	1,462,729	1,744,534	1,096,508

Other income (expense)
Interest expense	(283,062)	(296,171)	(177,209)
Loss on extinguishment of debt	(270,120)	(8,585)	—
Net gain (loss) on derivative instruments	445,724	94,986	114,016
Other income (expense)	27,844	16,087	2,333
Total other income (expense)	(79,614)	(193,683)	(60,860)

Income before income taxes	1,383,115	1,550,851	1,035,648
Income tax expense	(284,179)	(300,342)	(155,945)
Net income	1,098,936	1,250,509	879,703
Less: Net income attributable to noncontrolling interest	(163,762)	(265,808)	(403,397)
Net income attributable to Class A Common Stock	$935,174	$984,701	$476,306

Income per share of Class A Common Stock:
Basic	$1.31	$1.54	$1.36
Diluted	$1.28	$1.45	$1.24

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,098,936	$1,250,509	$879,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,032,507	1,776,673	1,007,576
Stock-based compensation expense	70,371	60,399	78,418
Impairment and abandonment expense	7,985	9,912	6,681
Deferred tax expense	285,400	299,019	152,383
Net (gain) loss on sale of long-lived assets	—	(375)	(211)
Non-cash portion of derivative (gain) loss	(168,479)	(17,783)	(14,606)
Amortization of debt issuance costs, discount and premium	8,023	6,563	11,326
Loss on extinguishment of debt	270,120	8,585	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(321,456)	(51,396)	36,336
(Increase) decrease in prepaid and other assets	(23,288)	(8,491)	(27,267)
Increase (decrease) in accounts payable and other liabilities	347,422	78,353	83,160
Net cash provided by operating activities	3,607,541	3,411,968	2,213,499
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(1,070,547)	(1,047,128)	(234,288)
Drilling and development capital expenditures	(1,965,926)	(2,060,667)	(1,524,899)
Cash (paid) received for businesses acquired in mergers, net of cash received	—	—	39,832
Purchases of other property and equipment	(13,682)	(12,845)	(34,483)
Contingent considerations received related to divestiture	—	—	60,000
Proceeds from sales of oil and natural gas properties	176,701	16,445	115,459
Net cash used in investing activities	(2,873,454)	(3,104,195)	(1,578,379)
Cash flows from financing activities:
Proceeds from equity offering, net	—	402,211	—
Proceeds from borrowings under revolving credit facility	—	1,965,000	1,950,000
Repayment of borrowings under revolving credit facility	—	(1,965,000)	(2,335,000)
Repayment of credit facility acquired in mergers	—	—	(830,000)
Proceeds from issuance of senior notes	—	1,000,000	997,500
Debt issuance and redemption costs	(18,767)	(26,498)	(15,169)
Redemption of senior notes	(464,548)	(656,351)	—
Proceeds from exercise of stock options	219	257	534
Share repurchases	(73,700)	(61,048)	(162,420)
Dividends paid	(447,714)	(466,915)	(141,947)
Distributions paid to noncontrolling interest owners	(55,230)	(93,950)	(94,686)
Net cash (used in) provided by financing activities	(1,059,740)	97,706	(631,188)
Net increase (decrease) in cash, cash equivalents and restricted cash	(325,653)	405,479	3,932
Cash, cash equivalents and restricted cash, beginning of period	479,343	73,864	69,932
Cash, cash equivalents and restricted cash, end of period	$153,690	$479,343	$73,864

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information
Cash paid for interest	$288,731	$267,081	$140,069
Cash paid (refunded) for income taxes	(812)	6,818	3,603
Supplemental non-cash activity
Equity issued and long-term debt assumed to acquire oil and gas properties	$—	$100,371	$4,873,949
Equity issued to redeem Convertible Senior Notes	430,021	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	248,307	291,574	325,069
Deferred tax liability assumed in asset acquisition and merger	—	—	344,223
Asset retirement obligations incurred, including revisions to estimates	23,670	34,683	83,446
Dividends payable	10,390	8,534	3,504
Reconciliation of cash, cash equivalents and restricted cash presented in the consolidated statements of cash flows:

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$153,690	$479,343	$73,290
Restricted cash(1)	—	—	574
Total cash, cash equivalents and restricted cash	$153,690	$479,343	$73,864

(1)    Included in Prepaid and other current assets as of December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	298,640	$30	269,300	$27	$2,698,465	$237,226	$2,935,748	$2,720,548	$5,656,296
Restricted stock issued	1,204	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock	161,166	16	—	—	2,288,014	—	2,288,030	—	2,288,030
Issuance of Class C Common Stock, net of tax	—	—	49,534	5	(164,494)	—	(164,489)	864,919	700,430
Restricted stock forfeited	(814)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(6,761)	(1)	—	—	(75,959)	—	(75,960)	—	(75,960)
Share repurchases - Class C	—	—	(7,202)	(1)	1	—	—	(86,460)	(86,460)
Issuance of Common Stock under Employee Stock Purchase Plan	56	—	—	—	241	—	241	—	241
Performance stock vested and issued	10,372	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	78,418	—	78,418	—	78,418
Stock option exercises	79	—	—	—	534	—	534	—	534
Dividends	—	—	—	—	—	(144,393)	(144,393)	—	(144,393)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(94,683)	(94,683)
Conversion of common shares from Class C to Class A, net of tax	80,669	8	(80,669)	(8)	934,713	—	934,713	(905,102)	29,611
Equity impact from transactions effecting Common Units, net of tax of $2.0 million	—	—	—	—	6,949	—	6,949	(8,968)	(2,019)
Net income	—	—	—	—	—	476,306	476,306	403,397	879,703
Balance at December 31, 2023	544,611	$54	230,963	$23	$5,766,881	$569,139	$6,336,097	$2,893,651	$9,229,748
Restricted stock issued	2,476	—	—	—	—	—	—	—	—
Restricted stock forfeited	(735)	—	—	—	—	—	—	—	—
Share repurchases - Class C	—	—	(3,800)	—	—	—	—	(61,048)	(61,048)
Issuance of Class A Common Stock	32,742	4	—	—	502,579	—	502,583	—	502,583
Performance stock vested and issued	709	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	60,399	—	60,399	—	60,399
Stock option exercises	22	—	—	—	257	—	257	—	257
Dividends	—	—	—	—	—	(471,945)	(471,945)	—	(471,945)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(93,950)	(93,950)
Conversion of common shares from Class C to Class A, net of tax	127,563	13	(127,563)	(13)	1,744,570	—	1,744,570	(1,647,914)	96,656
Equity impact from transactions effecting Common Units, net of tax of $5.3 million	—	—	—	—	(18,134)	—	(18,134)	23,444	5,310
Net income	—	—	—	—	—	984,701	984,701	265,808	1,250,509
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	4,719	—	—	—	—	—	—	—	—
Restricted stock forfeited	(578)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(4,370)	—	—	—	(46,779)	—	(46,779)	—	(46,779)
Share repurchases - Class C	—	—	(2,000)	(1)	—	—	(1)	(26,920)	(26,921)
Performance stock vested and issued	6,870	1	—	—	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	70,371	—	70,371	—	70,371
Stock option exercises	34	—	—	—	219	—	219	—	219
Dividends	—	—	—	—	—	(449,569)	(449,569)	—	(449,569)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(55,230)	(55,230)
Conversion of common shares from Class C to Class A, net of tax	13,222	1	(13,222)	(1)	192,793	—	192,793	(196,317)	(3,524)
Convertible senior notes redemption	30,569	3	—	—	430,018	—	430,021	—	430,021
Equity impact from transactions effecting Common Units, net of tax of $2.2 million	—	—	—	—	7,525	—	7,525	(9,685)	(2,160)
Net income	—	—	—	—	—	935,174	935,174	163,762	1,098,936
Balance at December 31, 2025	757,854	$76	84,378	$8	$8,710,698	$1,567,500	$10,278,282	$1,255,601	$11,533,883

The accompanying notes are an integral part of these consolidated financial statements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Permian Resources Corporation is an independent oil and natural gas company focused on the acquisition, optimization and development of crude oil and associated liquids-rich natural gas reserves. The Company’s assets and operations are located in the Permian Basin, with a concentration in the core of the Delaware Basin. Its properties consist of large, contiguous acreage blocks located in West Texas and New Mexico. Unless otherwise specified or the context otherwise requires, all references in these notes to “Permian Resources” or the “Company” are to Permian Resources Corporation and its consolidated subsidiaries including, Permian Resources Operating, LLC (“OpCo”).
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with an original maturity of 3 months or less at the time of issuance to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value because of the short-term maturity of these investments. From time to time, the Company is required to maintain cash in separate accounts, the use of which is restricted by the terms of contracted arrangements. The Company had no restricted cash as of December 31, 2025 and December 31, 2024.
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
Although diversified among many companies, collectability is dependent upon the financial wherewithal of each individual company and is influenced by the general economic conditions of the industry. Receivables are not collateralized, and the Company therefore establishes an allowance for doubtful accounts equal to the portions of its accounts receivable for which collectability is not reasonably assured. The Company had no allowance for doubtful accounts as of December 31, 2025 and December 31, 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Risk and Other Concentrations
Permian Resources is exposed to credit risk in the event of nonpayment by counterparties. The Company normally sells production to a relatively small number of customers, as is customary in its business. The table below summarizes the purchasers that accounted for 10% or more of the Company’s total net revenues in at least one of the periods presented:

	Year Ended December 31,
	2025	2024	2023
Enterprise Crude Oil, LLC	34%	19%	30%
Shell Trading (US) Company(1)		31%	20%
BP America(1)		11%	20%

(1)    During the year ended December 31, 2025, these customers accounted for less than 10% of our total net revenues.
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
Proved Properties. Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing oil, NGLs and natural gas are capitalized. All costs incurred to drill and equip successful exploratory wells, development wells, development-type stratigraphic test wells, extension wells and service wells, are capitalized. Capitalized proved property acquisition and development costs are depleted using a units-of production method based on the remaining life of proved and proved developed reserves, respectively.
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
The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that there could be a possible decline in the recoverability of the carrying amount of such property. The Company estimates the expected future cash flows of its oil and natural gas properties and compares these undiscounted cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will write down the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value include, but are not limited to, estimates of reserves, future commodity prices, future production estimates, estimated future capital and operating expenditures and discount rates, which are based on a weighted average cost of capital. There were no impairments of proved oil and natural gas properties for the years ended December 31, 2025, 2024 and 2023.
Unproved Properties. Unproved properties consist of costs to acquire undeveloped leases as well as costs to acquire unproved reserves, and they are both capitalized as incurred. These consist of costs incurred in obtaining a mineral interest or a right in a property such as a lease, in addition to broker fees, recording fees and other similar costs related to acquiring properties.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Prepayments
The Company, from time to time, may require joint interest owners to pay for their proportionate share of future development costs prior to commencement of a capital projects. Such amounts are recorded as liabilities and are recognized as reductions of future joint interest billings as the related costs are incurred. As of December 31, 2025 and 2024, prepayments totaled $97.0 million and $33.2 million, respectively, and are included within Other current liabilities in the consolidated balance sheets.
Revenue Recognition
The Company derives revenue primarily from the sale of produced oil, NGLs and natural gas. Revenue is recognized when a performance obligation is satisfied by transferring control of the produced oil, NGLs or natural gas to the customer. For all commodity products, the Company records revenue in the month production is delivered to the purchaser based on estimates of the amount of production delivered to the purchaser and the price the Company will receive. Payments are generally received between 30 and 60 days after the date of production. Variances between estimated sales and actual amounts received are typically insignificant and are recorded in the month payment is received. Refer to Note 14—Revenues for additional information.

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
Deferred income tax assets and liabilities are recognized based on temporary differences resulting from: (i) net operating loss carryforwards for income tax purposes, (ii) tax credit carryfowards, and (iii) differences between the amounts recorded to the consolidated financial statements and the tax basis of assets and liabilities, as measured using enacted statutory tax rates in effect for the year in which those temporary differences are expected to reverse. The effect of a change in tax rates or tax laws is recognized in income during the period such changes are enacted. A valuation allowance for deferred tax assets is established when it is more likely than not that some portion of the benefit from deferred tax assets will not be realized.
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
Recently Issued or Adopted Accounting Standards
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
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which was intended to enhance income tax disclosures by requiring disclosure of items such as the disaggregation of the income tax rate reconciliation as well as information regarding income taxes paid. The Company adopted the provisions of ASU 2023-09 prospectively and have included the required disclosures in this Annual Report in Note 12—Income Taxes.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The purchase price allocation was finalized during the year ended December 31, 2025. The following table represents the final consideration and purchase price allocation of the identifiable assets acquired and the liabilities assumed based on their respective fair values as of the closing date of the Bolt-On Acquisition.

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Supplemental Unaudited Pro Forma Financial Information
The following supplemental unaudited pro forma financial information (“pro forma information”) for the year ended December 31, 2023 has been prepared from the respective historical consolidated financial statements of the Company and has been adjusted to reflect the Earthstone Merger as if it had been completed on January 1, 2022.
The pro forma information is not necessarily indicative of the results that might have occurred had the merger occurred in the past and is not intended to be a projection of future results. Future results may vary significantly from the results reflected in the following pro forma information.

Year Ended December 31, 2023
Total Revenue	$4,769,673
Net Income	896,900

Earnings per share:
Basic	$1.86
Diluted	1.55
Note 3—Acquisitions and Divestitures
Asset Acquisitions
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
During the year ended December 31, 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $471.1 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.
During the year ended December 31, 2024, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $392.3 million. These transactions were recorded as asset acquisitions in accordance with ASC 805.
Note 4—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	December 31, 2025	December 31, 2024
Oil and gas sales receivable, net	$435,017	$326,393
Joint interest billings, net	314,835	188,474
Derivative settlements receivable	41,866	8,585
Other receivables	48,935	7,000
Accounts receivable, net	$840,653	$530,452

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts payable and accrued expenses are comprised of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accounts payable	$70,528	$45,965
Accrued capital expenditures	205,050	267,213
Revenues payable	854,633	589,454
Employee compensation and benefits payable	28,462	28,550
Interest payable	105,367	121,204
Accrued expenses and other payables	189,570	146,032
Accounts payable and accrued expenses	$1,453,610	$1,198,418
Note 5—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Credit Facility due 2028	$—	$—

Senior Notes
5.375% Senior Notes due 2026	—	289,448
8.00% Senior Notes due 2027	550,000	550,000
3.25% Convertible Senior Notes due 2028	—	170,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	325,000	500,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(24,405)	(31,545)
Unamortized debt (discount)/premium	(4,997)	6,330
Senior Notes, net	3,545,598	4,184,233

Total long-term debt, net	$3,545,598	$4,184,233
Credit Agreement
OpCo, the Company’s consolidated subsidiary, has a credit agreement with a syndicate of banks that provides for a secured revolving credit facility, maturing in February 2028 (the “Credit Agreement”) that had a borrowing base of $4.0 billion, elected commitments of $2.5 billion and no borrowings outstanding as of December 31, 2025.
In connection with the fall borrowing base redetermination on October 24, 2025, the Company entered into the tenth amendment to its Credit Agreement (the “Tenth Amendment”). The Tenth Amendment, among other things, (i) reaffirmed the borrowing base at $4.0 billion, (ii) reaffirmed the aggregate elected revolving commitments at $2.5 billion, and (iii) adjusted the applicable margin by (a) adding a new borrowing base utilization pricing grid applicable on any day during a borrowing base period on which the Company has an index debt rating of BBB- or better from Fitch Ratings, Inc. and (b) subject to certain conditions, reducing the interest rates applicable on any day during an investment grade period. Additionally, on December 22, 2025, OpCo entered into the eleventh amendment to its Credit Agreement that, among other things, made certain technical amendments to the Credit Agreement to permit the corporate reorganization described in Note 16—Subsequent Events.
The amount available to be borrowed under the Credit Agreement is equal to the lesser of: (i) the borrowing base, which is set at $4.0 billion; (ii) aggregate elected revolving commitments, which is set at $2.5 billion as of December 31, 2025; or (iii) $6.0 billion. The borrowing base is redetermined semi-annually in the spring and fall by the lenders in their sole discretion. It also allows for the Company to request two optional borrowing base redeterminations in between the scheduled redeterminations; one at the Borrower’s request and an additional one in connection with any Material Acquisition (as defined in the Credit Agreement). The borrowing base depends on, among other things, the quantities of OpCo’s proved oil and natural gas reserves, estimated cash flows from those reserves, and the Company’s commodity hedge positions. Upon a redetermination of the borrowing base, if actual borrowings outstanding exceed the revised borrowing capacity, OpCo could be required to immediately repay a portion of its debt outstanding in an amount equal to the excess. Borrowings under the Credit Agreement are guaranteed by certain of

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OpCo’s subsidiaries.
Borrowings under the Credit Agreement may be base rate loans or SOFR loans. Interest is payable quarterly for base rate loans and at the end of the applicable interest period for SOFR loans. SOFR loans bear interest at SOFR plus an applicable margin ranging from 162.5 to 262.5 basis points, depending on the percentage of elected commitments utilized. Base rate loans bear interest at a rate per annum equal to the greatest of: (i) the agent bank’s prime rate; (ii) the federal funds effective rate plus 50 basis points; or (iii) the adjusted Term SOFR rate for a one-month interest period plus 100 basis points, plus an applicable margin, ranging from 62.5 to 162.5 basis points, depending on the percentage of the borrowing base utilized. OpCo also pays a commitment fee of 37.5 to 50 basis points on unused elected commitment amounts under its facility.
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
OpCo was in compliance with the covenants and the applicable financial ratios described above as of December 31, 2025.
Convertible Senior Notes
In March 2021, OpCo issued $170 million in aggregate principal amount of 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”) resulting in aggregate net proceeds to OpCo of $163.6 million, after deducting debt issuance costs of $6.4 million. Interest was payable on the Convertible Senior Notes semi-annually in arrears on each April 1 and October 1 with a maturity date of April 1, 2028.
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
The Redemption was accounted for as an extinguishment of debt in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a loss on extinguishment of debt of $263.9 million being recognized in the consolidated statement of operations during the year ended December 31, 2025. This loss on extinguishment of debt consisted of the difference in the value of the Class A Common Stock issued and cash paid for the Redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the Redemption.

PERMIAN RESOURCES CORPORATION
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
Senior Unsecured Notes
The 8.00% senior notes due 2027 (the “2027 Senior Notes”), 5.875% senior notes due 2029 (the “2029 Senior Notes”), 9.875% senior notes due 2031 (the “2031 Senior Notes”), 7.00% senior notes due 2032 (the “2032 Senior Notes”) and 6.25% senior notes due 2033 (the “2033 Senior Notes”) (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of December 31, 2025.

(in thousands)	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
Senior Notes due 2027	8.00%	April 15, October 15	$550,000	April 15, 2027
Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
Senior Notes due 2031	9.875%	January 15, July 15	325,000	July 15, 2031
Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
On or after the dates in the following schedule (the “Optional Redemption Date”), OpCo has the option to redeem the Senior Unsecured Notes, in whole or in part, at the applicable redemption prices set forth in the indenture documents, plus accrued and unpaid interest on the date of redemption. At any time prior to Optional Redemption Dates, OpCo may, on any one or more occasions, redeem all or a part of the Senior Unsecured Notes at a redemption price equal to 100% of the principal amount of the Senior Unsecured Notes redeemed, plus a “make-whole” premium, and any accrued and unpaid interest as of the date of redemption.

	Optional Redemption Date	Redemption Price(1)
Senior Notes due 2027	April 15, 2024	102.000%
Senior Notes due 2029	July 1, 2024	101.469%
Senior Notes due 2031	July 15, 2026	104.940%
Senior Notes due 2032(2)	January 15, 2027	103.500%
Senior Notes due 2033(2)	August 1, 2027	103.125%

(1)    The redemption price represents the redeemable price of the Senior Unsecured Notes on the Optional Redemption Date or as of December 31, 2025, for the Senior Unsecured Notes whose Optional Redemption Date has already passed. The redemption prices decreases annually to 100% of the principal amount redeemed plus accrued and unpaid interest.
(2)    At any time prior to the Optional Redemption Date, OpCo may redeem up to 40% of the aggregate principal amount with an amount of cash not greater than the net cash proceeds of certain equity offerings at a redemption price equal to 107.000% (for the 2032 Senior Notes) or 106.25% (for the 2033 Senior Notes) of the principal amount plus accrued and unpaid interest up to the redemption date; provided that at least 60% of the aggregate principal amount remains outstanding immediately after such redemption, and the redemption occurs within 180 days of the closing date of such equity offering.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to: (i) incur or guarantee additional indebtedness or issue certain types of preferred stock; (ii) pay dividends on capital stock or redeem, repurchase or retire

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capital stock or subordinated indebtedness; (iii) transfer or sell assets; (iv) make investments; (v) create certain liens; (vi) enter into agreements that restrict dividends or other payments from their subsidiaries to them; (vii) consolidate, merge or transfer all or substantially all of their assets; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. OpCo was in compliance with these covenants as of December 31, 2025 and through the filing of this Annual Report.
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
Partial Senior Note Repurchase and Redemptions
During June 2025, the Company repurchased $2.7 million of the 5.375% senior notes due 2026 (the “2026 Senior Notes”) at a price equal to 99.7% of the principal amount paid plus accrued and unpaid interest up to, but excluding, the repurchase date. Subsequently, on September 20, 2025, the Company redeemed all remaining outstanding 2026 Senior Notes at a price equal to 100% of the aggregate principal amount outstanding of $286.7 million plus accrued and unpaid interest up to, but excluding, the redemption date.
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
In August 2024, the Company redeemed all of its $299.6 million outstanding 2026 7.75% Senior Notes through a cash tender offer and the Company irrevocably elected to redeem the remaining amount of the 2026 7.75% Senior Notes outstanding pursuant to the terms of the indenture governing the 2026 7.75% Senior Notes. The Company paid total consideration for the tender offer and redemption, excluding accrued interest, of $305.1 million.
On April 5, 2024, the Company redeemed all of OpCo’s outstanding 2027 6.875% Senior Notes at a redemption price equal to 100% of the aggregate principal amount outstanding of $356.4 million plus accrued and unpaid interest up to, but excluding, the redemption date.
Issuance of Senior Notes
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
Note 6—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the periods presented:

(in thousands)	December 31, 2025	December 31, 2024
Asset retirement obligations, beginning of period	$160,089	$121,417
Liabilities acquired	13,992	24,204
Liabilities incurred	9,691	10,964
Liabilities divested and settled	(5,974)	(5,435)
Accretion expense	11,565	9,424
Revision to estimated cash flows	(13)	(485)
Asset retirement obligations, end of period	189,350	160,089
Less current portion(1)	(22,503)	(11,646)
Asset retirement obligations - long-term, end of period	$166,847	$148,443

(1)     The current portion of ARO is included within Other current liabilities in the consolidated balance sheets.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Equity Awards
Restricted stock	$30,171	$26,216	$34,762
Stock option awards	—	—	1
Performance stock units	40,200	34,183	43,655
Total stock-based compensation expense	$70,371	$60,399	$78,418
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
In connection with the merger (the “Colgate Merger”) with Colgate Energy Partners III, LLC (“Colgate”) and Colgate Energy Partners III MidCo, LLC (the “Colgate Unit holder”), the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved a resolution to extend severance benefits under the Company’s Second Amended and Restated Severance Plan (the “Second A&R Severance Plan”) to employees that experience a Qualifying Termination (as defined in the Second A&R Severance Plan) following the Colgate Merger. As a result, affected employees of the Company received an accelerated vesting of their unvested restricted stock awards and PSUs upon termination, which changed the terms of the vesting conditions and were treated as modifications in accordance with ASC 718. A total of forty-eight employees and two non-employee directors had Qualifying Terminations related to the Colgate Merger, all of which received accelerated vesting of their unvested stock awards or had changes in their service periods resulting in modifications of such impacted stock awards. These modifications resulted in an increase to total stock-based compensation expense of $14.6 million and $40.0 million for the years ended December 31, 2024 and 2023, respectively, as a result of the change in the fair value of the modified awards. The restricted stock shares and performance stock units that were accelerated are included within the vested line items in the below tables. As of September 1, 2024, no additional Qualifying Terminations pursuant to the Second A&R Severance Plan can occur as a result of the Colgate Merger.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock
The following table provides information about restricted stock activity during the year ended December 31, 2025:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2024	3,614,303	$12.64
Granted	4,719,206	14.26
Vested	(1,647,463)	11.16
Forfeited	(578,331)	13.86
Unvested balance as of December 31, 2025	6,107,715	14.17
The Company grants service-based restricted stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon an eighteen month to five-year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based restricted stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The weighted average fair value for restricted stock granted was $14.26, $14.90 and $10.99 per share for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of restricted stock that vested for the years ended December 31, 2025, 2024 and 2023 was $18.4 million, $19.7 million and $35.8 million, respectively. Unrecognized compensation cost related to restricted shares that were unvested as of December 31, 2025 was $60.9 million, which the Company expects to recognize over a weighted average period of 2.2 years.
Stock Options
Stock options that have been granted under the LTIP expire ten years from the grant date and vest ratably over their three-year service period. The exercise price for an option granted under the LTIP is the closing market price of the Company’s Class A Common Stock on the grant date. Compensation cost for stock options is based on the grant-date fair value of the award, which is then recognized ratably over the vesting period of three years. No stock options were granted during the years ended December 31, 2025, 2024 and 2023.
The following table provides information about stock option awards outstanding during the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	388,033	$16.10		$628
Exercised	(35,000)	6.58		$257
Expired	(113,500)	19.00
Outstanding as of December 31, 2025	239,533	16.11	1.8	$339
Exercisable as of December 31, 2025	239,533	16.11	1.8	$339
The total fair value of stock options that vested and the intrinsic value of the stock options exercised during the years ended December 31, 2025, 2024 and 2023 were minimal. As of December 31, 2025, there was no unrecognized compensation cost related to unvested stock options.
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
Each of our Co-Chief Executive Officers received performance-based restricted stock unit awards in September 2022 (the “2022 PSUs”) which were split into three tranches with performance period end dates at the end of 2025, 2026 and 2027 and with service periods corresponding to those same performance periods. During the third quarter of 2024, the Compensation Committee amended the 2022 PSUs to deem the service requirement portion of the 2022 PSUs met on each of the three tranches as of September 1, 2025, which is consistent with the three-year service requirement for other performance-based restricted stock awards granted by the Company. Following September 1, 2025, each tranche of the 2022 PSUs will continue to be subject to the original performance-based conditions, including no changes to the performance period, and will continue to vest, if at all, based on the satisfaction of the original performance conditions at year-end 2025, 2026 and 2027. In accordance with ASC 718, no incremental stock-based compensation was recognized as a result of these modifications, instead the remaining unrecognized compensation cost was recognized over the modified requisite service period.
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs measured during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Weighted average fair value per share	$19.53	$24.81	$18.19
Weighted Average Expected implied stock volatility	34.6%	43.9%	55.4%
Weighted Average risk-free interest rate	4.2%	4.3%	4.2%
The following table provides information about PSUs outstanding during the year ended December 31, 2025:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2024	5,343,399	$16.54
Granted	2,216,934	19.53
Vested(1)	(2,301,088)	16.20
Forfeited	(20,636)	22.34
Unvested balance as of December 31, 2025	5,238,609	17.93

(1)     This balance includes vested PSU awards as of December 31, 2025 based on the original number of PSUs granted. Actual PSUs vested is based upon the Company’s absolute annualized TSR calculation and the Company’s TSR relative to the TSR of a peer group of companies at the time of vesting, which may be greater than or less than the original number granted.

The total fair value of PSUs that vested during the years ended December 31, 2025, 2024 and 2023 were $37.3 million, $14.7 million and $41.1 million, respectively. As of December 31, 2025, there was $35.8 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.8 years.

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
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of December 31, 2025:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	January 2026 - March 2026	4,455,000	49,500	$65.28
	April 2026 - June 2026	4,504,500	49,500	64.71
	July 2026 - September 2026	2,714,000	29,500	68.13
	October 2026 - December 2026	2,714,000	29,500	67.57

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps(1)	January 2026 - March 2026	3,555,000	39,500	$0.98
	April 2026 - June 2026	3,594,500	39,500	0.98
	July 2026 - September 2026	2,714,000	29,500	1.07
	October 2026 - December 2026	2,714,000	29,500	1.07

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	January 2026 - March 2026	2,475,000	27,500	$0.20
	April 2026 - June 2026	2,502,500	27,500	0.20
	July 2026 - September 2026	1,610,000	17,500	0.28
	October 2026 - December 2026	1,610,000	17,500	0.28

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	January 2026 - March 2026	12,330,000	137,000	$4.23
	April 2026 - June 2026	12,467,000	137,000	3.57
	July 2026 - September 2026	12,604,000	137,000	3.83
	October 2026 - December 2026	12,604,000	137,000	4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	January 2026 - March 2026	8,550,000	95,000	$2.66
	April 2026 - June 2026	8,645,000	95,000	0.43
	July 2026 - September 2026	8,740,000	95,000	1.80
	October 2026 - December 2026	15,145,000	164,620	2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	January 2026 - March 2026	9,000,000	100,000	4.40
	April 2026 - June 2026	9,100,000	100,000	3.63
	July 2026 - September 2026	9,200,000	100,000	3.95
	October 2026 - December 2026	9,200,000	100,000	4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps(1)	January 2026 - March 2026	12,330,000	137,000	$(1.34)
	April 2026 - June 2026	12,467,000	137,000	(2.31)
	July 2026 - September 2026	12,604,000	137,000	(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha price and the NYMEX Henry Hub price of natural gas.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net gain (loss) on derivative instruments	$445,724	$94,986	$114,016
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		December 31, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$281,752	$(2,027)	$279,725
	Other noncurrent assets	8,733	(7,987)	746
Derivative Liabilities
Commodity contracts	Other current liabilities	$2,027	$(2,027)	$—
	Other noncurrent liabilities	8,623	(7,987)	636

		December 31, 2024
Derivative Assets
Commodity contracts	Derivative instruments	$95,771	$(10,262)	$85,509
	Other noncurrent assets	32,858	(3,971)	28,887
Derivative Liabilities
Commodity contracts	Other current liabilities	$13,302	$(10,262)	$3,040
	Other noncurrent liabilities	3,971	(3,971)	—

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
December 31, 2025
Total assets	$—	$280,471	$—
Total liabilities	—	636	—
December 31, 2024
Total assets	$—	$114,396	$—
Total liabilities	—	3,040	—
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
The Company calculates the estimated fair value of its oil and natural gas properties using an income approach that is based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the expected future net

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows used for the impairment review and the related fair value measurement of oil and natural gas proved properties include estimates of: (i) oil and gas reserves; (ii) future production decline rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; and (v) a market participant-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management. The impairment test performed by the Company indicated that no impairment occurred during the years ended December 31, 2025, 2024 and 2023.
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
The Company’s senior notes and borrowings under its Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	December 31, 2025			December 31, 2024
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
5.375% Senior Notes due 2026(2)	—	—	—	288,357	289,448	287,400
8.00% Senior Notes due 2027(2)	556,453	550,000	557,270	560,910	550,000	561,855
3.25% Convertible Senior Notes due 2028(2)(3)	—	—	—	166,803	170,000	436,554
5.875% Senior Notes due 2029(2)	671,782	700,000	703,417	664,935	700,000	688,103
9.875% Senior Notes due 2031(2)	343,761	325,000	349,642	532,730	500,000	550,562
7.00% Senior Notes due 2032(2)	986,174	1,000,000	1,044,656	984,426	1,000,000	1,017,903
6.25% Senior Notes due 2033(2)	987,428	1,000,000	1,028,006	986,072	1,000,000	989,508

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
(3)    The Convertible Senior Notes were redeemed during the year ended December 31, 2025, refer to Note 5—Long-Term Debt for additional information.
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
Class A Common Stock
The Company had 751,746,410 shares of Class A Common Stock outstanding as of December 31, 2025.
Holders of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by the Company’s stockholders. Holders of the Class A Common Stock and holders of the Class C Common Stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Class C Common Stock
The Company had 84,378,125 shares of Class C Common Stock outstanding as of December 31, 2025 which were issued in connection with the Colgate and Earthstone mergers.
Holders of Class C Common Stock, together with holders of Class A Common Stock voting as a single class, have the right to vote on all matters properly submitted to a vote of the stockholders. In addition, the holders of Class C Common Stock, voting as a separate class, will be entitled to approve any amendment, alteration or repeal of any provision of the Charter that would alter or change the powers, preferences or relative, participating, optional or other special rights of the Class C Common Stock. Holders of Class C Common Stock will not be entitled to any dividends from the Company and will not be entitled to receive any of the Company’s assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs.
Shares of Class C Common Stock may only be issued to OpCo or unitholders of OpCo, including their respective successors, assignees or any permitted transferees of such unit holders. A holder of Class C Common Stock may transfer shares of Class C Common Stock to any transferee (other than the Company) only if such holder also simultaneously transfers an equal number of such holder’s Common Units representing common membership interests in OpCo to such transferee in compliance with the Amended and Restated Limited Liability Company Agreement of OpCo. Each holder of Class C Common Stock generally has the right to cause the Company to redeem all or a portion of its Common Units in exchange for, at the Company’s option, an equal number of shares of Class A Common Stock or an equivalent amount of cash. The Company may, however, at its option, effect a direct exchange of cash or Class A Common Stock for such Common Units in lieu of such a redemption by OpCo. Upon the future redemption or exchange of Common Units held by a holder of Class C Common Stock, a corresponding number of shares of Class C Common Stock held by such holder of Class C Common Stock will be canceled.
Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2025, there were no shares of preferred stock issued or outstanding.
Stock Conversion
During the years ended December 31, 2025, 2024 and 2023, certain legacy owners of Colgate and Earthstone exchanged 13.2 million, 127.6 million and 80.7 million, respectively, of their Common Units of OpCo with the cancellation of a corresponding number of shares of Class C Common Stock, for an equivalent number of shares of Class A Common Stock. A deferred tax liability of $3.5 million and deferred tax assets of $96.7 million and $29.6 million, respectively, were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the years ended December 31, 2025, 2024 and 2023, respectively. No cash proceeds were received by the Company in connection with these transactions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Issuances
During the year ended December 31, 2025, the Company issued 30.6 million shares of Class A Common Stock in connection with the Redemption of its Convertible Senior Notes as discussed in Note 5—Long-Term Debt.
During the year ended December 31, 2024, the Company completed an underwritten public offering of 26.5 million shares of its Class A Common Stock in which the Company received net cash proceeds of $402.2 million after underwriting discounts and commissions. The Company used the net proceeds from this equity offering to fund a portion of the aggregate purchase price of the Bolt-On Acquisition discussed in Note 2—Business Combinations.
Additionally, during the year ended December 31, 2024, the Company issued 6.2 million shares of Class A Common Stock, which were issued as partial consideration for a portion of an asset acquisition. No cash proceeds were received by the Company in connection with this issuance.
Dividends
The following table summarizes the Company’s base and variable dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share			Total Dividends/Distributions Declared and Paid
	Base	Variable	Total
Year ended,				(in thousands)
December 31, 2025	$0.60	$—	$0.60	$502,944
December 31, 2024	$0.32	$0.39	$0.71	$560,865
December 31, 2023	$0.20	$0.17	$0.37	$236,004
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
During the year ended December 31, 2025, the Company paid $46.8 million to repurchase 4.4 million shares of Class A Common Stock at a weighted average price of $10.70 per share as part of the Repurchase Program. During the year ended December 31, 2023, the Company paid $76.0 million to repurchase 6.8 million shares of Class A Common Stock as part of the Repurchase Program. The shares that were repurchased were subsequently canceled by the Company.
Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company paid $26.9 million, $61.0 million and $86.5 million, respectively, to repurchase 2.0 million, 3.8 million and 7.2 million, respectively, Common Units of OpCo resulting in an equal number of associated shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Noncontrolling Interest
The noncontrolling interest relates to Common Units that were issued in connection with the Colgate and Earthstone mergers. The noncontrolling interest percentage is affected by various equity transactions such as conversions of Common Units for Class A Common Stock (and corresponding Class C Common Stock cancellations) and transactions involving Class A Common Stock.
As of December 31, 2025, the noncontrolling interest ownership of OpCo had decreased to 10% from 12% as of December 31, 2024 and 30% as of December 31, 2023. These decreases were mainly the result of (i) exchanges of Common Units (and corresponding shares of Class C Common Stock) for Class A Common Stock; and (ii) Class C Common Stock repurchases completed by the Company as discussed above.
The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest that occurred during the periods presented. Refer to Note 16—Subsequent Events regarding a corporate transaction impacting the noncontrolling interest ownership percentage that occurred after the reporting period.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Earnings Per Share
Basic EPS is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consists of (i) unvested equity-based restricted stock and performance stock units, and outstanding stock options, all using the treasury stock method; and (ii) the Company’s Class C Common Stock and shares issuable for our Convertible Senior Notes, which were fully redeemed during the year ended December 31, 2025, both using the “if-converted” method, which is net of tax.
The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income attributable to Class A Common Stock	$935,174	$984,701	$476,306
Add: Interest on Convertible Senior Notes, net of tax	—	5,182	5,433
Adjusted net income attributable to Class A Common Stock	$935,174	$989,883	$481,739

Basic weighted average shares of Class A Common Stock outstanding	715,772	640,662	349,213
Add: Dilutive effects of Convertible Senior Notes	—	29,408	27,710
Add: Dilutive effects of equity awards	15,203	14,422	12,173
Diluted weighted average shares of Class A Common Stock outstanding	730,975	684,492	389,096

Basic net earnings per share of Class A Common Stock	$1.31	$1.54	$1.36
Diluted net earnings per share of Class A Common Stock	$1.28	$1.45	$1.24
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Weighted average shares of Class C Common Stock	94,632	144,566	248,511
Convertible Senior Notes	20,922	—	—
Performance stock units	1,006	208	29
Restricted stock	1,322	172	55
Out-of-the-money stock options	261	444	1,260
Note 12—Income Taxes
The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of any taxable income of OpCo, as well as any stand-alone income generated by the Company. The Company adopted ASU 2023-09 for the period ended December 31, 2025. As prospective adoption was elected by the Company, additional disclosures required under ASU 2023-09, such as the disaggregation of the income tax rate reconciliation and information regarding income taxes paid, are only presented for the year ended December 31, 2025.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax expenses and benefits included in the consolidated statements of operations are detailed below:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current taxes
Federal	$178	$47	$(104)
State	(1,399)	1,276	2,893
Total current tax expense	(1,221)	1,323	2,789

Deferred taxes
Federal	254,602	281,513	132,039
State	30,798	17,506	21,117
Total deferred tax expense	285,400	299,019	153,156

Total income tax expense	$284,179	$300,342	$155,945
Reconciliations of the statutory federal income tax expense, which are calculated at the federal statutory rate of 21%, to the income tax expense from continuing operations are provided in the tables below:

	Year Ended December 31, 2025
($ in thousands)	Amount	Percent
Income tax expense at the U.S. Federal Statutory rate	$290,454	21.0%
State income tax, net of federal income tax effect(1)	28,605	2.1%
Noncontrolling interest in partnership	(32,942)	(2.4)%
Tax credits	(90,082)	(6.5)%
Nontaxable or nondeductible items	12,988	0.9%
Changes in unrecognized tax benefits	84,267	6.1%
Others adjustments	(9,111)	(0.7)%
Income tax expense	$284,179	20.5%

(1)    State taxes in New Mexico and Texas make up the majority (greater than 50%) of the tax effect in this category.

	Year Ended December 31,
(in thousands)	2024	2023
Income tax expense at the U.S. Federal Statutory rate	$325,679	$217,486
State income tax, net of federal income tax effect	20,600	18,741
Noncontrolling interest in partnership	(55,820)	(83,690)
Nondeductible stock-based and other compensation	(3,604)	963
Nondeductible expenses and other	13,487	2,445
Income tax expense	$300,342	$155,945
Income taxes (net of refunds) were paid in the following jurisdictions:

Year Ended December 31, 2025
(in thousands)
Federal	$268
State	(1,080)
Total Current:	$(812)

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences that give rise to significant positions of the deferred income tax assets and liabilities, which are presented net in the line item Deferred income taxes on the Company’s consolidated balance sheet, are presented below:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$266,321	$260,881
Tax credits	59,255	—
Other assets	268	245
Total deferred tax assets	325,844	261,126

Deferred tax liabilities:
Investment in OpCo	(1,219,301)	(863,499)

Valuation allowance	(6)	(6)

Net deferred tax liability	$(893,463)	$(602,379)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA included multiple provisions applicable to U.S. income taxes for businesses of which those with the most significant impact to the Company include the reinstatement of 100% bonus depreciation for certain capital expenditures and allowing deduction for intangible drilling costs for purposes of computing the corporate alternative minimum tax. The effects of changes in tax law are recognized in the period of enactment, and as a result, OBBBA is currently recognized in the Company’s condensed consolidated financial statements but did not have a material impact on the Company's effective tax rate for the year ended December 31, 2025.
As of December 31, 2025, the Company had approximately $1.2 billion and $216.1 million of U.S. federal and state net operating loss carryovers, respectively. None of the state net operating loss carryover expires and approximately $302.6 million of the U.S. federal net operating loss carryover expires in 2037. In addition, the Company has approximately $56.7 million and $2.6 million of federal and state general business credit carryovers, respectively. The general business credit carryovers will begin to expire in 2044.
The Company periodically assesses whether it is more-likely-than-not that it will generate sufficient taxable income to realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, its deferred tax liabilities, the overall business environment, its historical earnings and losses, current industry trends, and its outlook for future years. The Company is projecting future taxable income exclusive of reversing items. Based upon these earnings and the expected timing of the reversal of its existing taxable temporary differences, management determined it is more-likely-than-not that, with the exception of certain state net operating loss carryovers, the remaining deferred income tax assets existing at December 31, 2025 will be realized.
The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon the examination by the Internal Revenue Service or other governmental agency. As of December 31, 2025, the Company had accrued an unrecognized tax benefits (“UTB”) of $84.3 million, which would reduce the Company’s effective tax rate in future periods if and when recognized. The timing as to when the Company will substantially resolve the uncertainties associated with its UTB is currently unknown. Interest and penalties related to the UTB, if any, are reported in Income tax expense in the consolidated statements of operations. During the year ended December 31, 2025, there were no interest or penalties incurred.
The following table summarizes changes in the balance of the Company’s UTB during the periods presented:

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of period	$—	$—	$—
Additions for tax positions of current period	56,838	—	—
Adjustments for tax positions of prior periods	27,429	—	—
Balance at end of period	$84,267	$—	$—
The Company is subject to the following material taxing jurisdictions: U.S., Colorado, New Mexico, and Texas. As of December 31, 2025, the Company has no current tax years under audit. The Company remains subject to examination for federal income taxes and state income taxes for tax years 2021 through 2024.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Commitments and Contingencies
Contractual Obligations
The following table is a schedule of the Company’s future minimum payments required under contractual commitments that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2025:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Purchase obligations	$50,507	$15,251	$13,233	$724	$—	$—	$79,715
Firm Transportation	28,885	78,282	107,169	118,033	118,032	769,179	1,219,580
Total	$79,392	$93,533	$120,402	$118,757	$118,032	$769,179	$1,299,295
Purchase Obligations
The Company has multi-year energy purchase agreements in place to buy electricity utilized in its operations. Under the contracts, the Company is obligated to purchase a minimum amount of electricity at a fixed price. If the Company does not utilize the minimum amounts of electricity on a monthly basis, the Company is then liable to pay the difference between the fixed price per the agreement and the price at which the supplier is able to sell the unutilized quantity. The total remaining obligation is $41.0 million, which represents the gross minimum financial commitments pursuant to these agreements as of December 31, 2025. The Company paid electricity costs of $32.9 million, $10.2 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, to these suppliers.
The Company has an agreement in place to buy frac sand used in its well fracture stimulation process that has a contract term through December 31, 2026. Under the terms of this take-or-pay agreement, the Company is obligated to purchase a minimum volume of frac sand at a fixed price. The remaining obligation under this contract is $38.7 million, which represents the minimum financial commitment pursuant to the terms of the contract from December 31, 2025 through December 31, 2026. Actual expenditures under these contracts may exceed the minimum commitments. The Company paid $132.2 million, $147.2 million and $102.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, under the original contract, which was capitalized as incurred during the periods.
Firm Transportation
During the year ended December 31, 2025, the Company entered into a series of firm commitment transportation agreements that guarantee volumetric capacity on pipelines for gas transportation with varying terms over ten years. The agreements are effective beginning in 2025 and will provide the Company natural gas capacity on the pipelines ranging from 25,000 to 300,000 MMBtu per day. The Company is not required to deliver natural gas volumes specifically produced from any of the Company’s properties under these agreements. The agreements include demand fees that are applied to the total volumetric capacity per the agreements regardless if utilized. As a result, the aggregate minimum financial commitment amount over the term of these agreements is approximately $1.2 billion based upon the volumetric commitments per the agreements as of December 31, 2025. The Company has paid $5.8 million related to these commitments during the year ended December 31, 2025, which are included in the Purchased gas sales, net line item described in Note 14—Revenues.
Delivery Commitments
In 2024, the Company assumed NGL and natural gas delivery commitments in connection with acquisitions completed during the year. The NGL agreement includes a commitment to deliver a minimum of 9,000 Bbls per day of NGL volumes to the purchaser over the next 2.3 years or be subject to under-delivery fees equal to a specified rate under the contractual required minimum volumes, subject to inflation factors. The natural gas delivery commitments include a commitment to deliver certain minimum daily volumes of natural gas over the next 6 years or be subject to under-delivery fees equal to a specified rate, subject to inflation factors. The aggregate minimum financial commitment amounts over the remaining term for the NGL and natural gas agreements are $24.8 million and $61.5 million, respectively.
The amount discussed above represent the total gross volumes the Company is required to deliver per these agreements, which gross volumes are not comparable to the Company’s net production presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation, as amounts therein are reflected net of all royalties, overriding royalties and production due to others. During the year ended December 31, 2025, the Company incurred $12.2 million of under-delivery charges related to these agreements. The Company may incur additional under-delivery penalties related to these agreements during the remaining 2.3 and 6 year terms, however, based upon current projections of expected production, the Company does not believe future charges would be material to the Company’s financial position, results of operations or cash flows.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease Commitments
Refer to Note 15—Leases for details on the Company’s operating and finance lease agreements.
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
Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, NGLs and natural gas as shown below:

	Year Ended December 31,
	2025	2024	2023
Operating revenues (in thousands):
Oil sales	$4,251,193	$4,362,965	$2,696,777
NGL sales	658,515	637,529	282,039
Natural gas sales	131,663	240	142,077
Purchased gas sales, net	23,840	—	—
Oil and gas sales	$5,065,211	$5,000,734	$3,120,893
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for NGL and natural gas sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of December 31, 2025 and 2024, such receivable balances were $435.0 million and $326.4 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the years ended December 31, 2025 and 2024, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment. As of December 31, 2025, these leases have remaining lease terms ranging from one month to six years, some of which include options to extend the lease term for up to five years, and some of which include options to terminate prior to the end of the contractual lease term. These options are considered in determining the lease term and are included in the present value of future payments that are recorded for leases when the Company is reasonably certain to exercise the option. The Company has one finance lease that was entered into in connection with an office building purchase in Midland, Texas. As part of the building purchase, the Company assumed a ninety-nine year ground lease and accordingly, recorded a finance lease liability. Leases with an initial term of one year or less are not recorded in the consolidated balance sheets. Additionally, none of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants.
The following table provides additional information related to the Company’s lease assets and liabilities as presented on balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets
Operating right-of-use assets	Operating lease right-of-use asset	$132,764	$119,703
Finance right-of-use asset	Other noncurrent assets	14,877	15,033
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$79,496	$57,216
Finance lease liability	Other current liabilities	791	772
Noncurrent
Operating lease liabilities	Operating lease liabilities	$55,102	$64,288
Finance lease liability	Other noncurrent liabilities	15,522	15,168

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Lease	Operating Leases	Finance Lease
Weighted-average discount rate	6.89%	7.3%	6.04%	7.3%
Weighted-average remaining lease term (years)	2.10	95.25	2.59	96.25

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

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease costs
Operating lease cost	$111,918	$80,135
Variable lease cost	18,004	3,156
Short-term lease cost	263,407	242,549
Finance lease costs
Amortization of ROU assets	156	156
Interest on lease liabilities	1,176	1,149
Total lease Cost	$394,661	$327,145
The following table presents supplemental cash flow information related to the Company’s leases for the periods presented.

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease liability payments:
Net cash used in operating activities	$43,850	$31,026
Net cash used in investing activities	68,068	49,109
Finance lease liability payments:
Net cash used in operating activities	803	783
Right-of-use assets recognized (derecognized) with offsetting operating lease liabilities	83,838	113,758
Maturities of the Company’s long-term operating and finance lease liabilities by fiscal year as of December 31, 2025 are as follows:

(in thousands)	Operating Leases(1)	Finance Lease
2026	$82,790	$823
2027	40,462	843
2028	12,194	864
2029	2,483	886
2030	2,202	908
2031 and thereafter	1,885	204,626
Total lease payments	142,016	208,950
Less: imputed interest	(7,418)	(192,637)
Present value of lease liabilities	$134,598	$16,313

(1)    Total operating lease payments exclude variable lease payments which can be charged under the terms of the lease agreements.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Subsequent Events
Corporation Reorganization
On January 7, 2026, the Company completed a corporate reorganization pursuant to which we, among other things, reorganized under a new public holding company (the “Reorganization”). In connection with the Reorganization, the public holding company prior to the Reorganization became a wholly owned subsidiary of the new public holding company, which, following completion of the Reorganization, changed its name to “Permian Resources Corporation,” became the successor issuer of the prior public holding company and replaced the prior public holding company as the company trading on the NYSE, with shares of Class A Common Stock continuing to trade on the NYSE on an uninterrupted basis.
Additionally, certain shareholders surrendered 48.9 million shares of Class C Common Stock to the Company for no value, which shares were subsequently canceled, and thereafter contributed the corresponding underlying Common Units of OpCo to the new public holding company in exchange for newly issued shares of its Class A Common Stock. No Class A Common Stock or Class C Common Stock was sold as part of these transactions, and the aggregate amount of Common Stock outstanding remained the same following the Reorganization as all other existing Common Stock of the Company was exchanged for corresponding equity of the new public holding company on a one-for-one basis. There were no changes to the Company’s board of directors, executive officers, operations, name or public company trading following the Reorganization.
The Reorganization was completed in an effort, among other things, to simplify the Company’s current equity structure. Following the Reorganization, approximately 35.5 million shares of Class C Common Stock remain outstanding, reducing the Company’s noncontrolling interest ownership of OpCo to approximately 4%. There will be no impact to the Company’s consolidated financial statement totals as a result of the Reorganization; however, the noncontrolling interest portion of the Company’s total equity will be reduced which will have an associated deferred tax liability.
Dividends Declared
On February 25, 2026, the Company announced that its Board of Directors declared a quarterly base dividend of $0.16 per share of Class A Common Stock and distribution of $0.16 per share of Class C Common Stock (each of which has an underlying Common Unit of OpCo). The quarterly base dividend represents an increase from the $0.15 per share dividend paid each quarter during the year ended December 31, 2025. The dividend is payable March 31, 2026, to shareholders of record as of March 17, 2026.

Supplemental Information About Oil & Natural Gas Producing Activities (Unaudited)
Capitalized Costs
The aggregate amounts of costs capitalized for oil and gas exploration and development activities and the related amounts of accumulated depreciation, depletion and amortization are shown below:

	Year Ended December 31,
(in thousands)	2025	2024
Proved properties	$21,484,903	$18,595,780
Unproved properties	1,933,409	1,990,441
Total proved and unproved properties	23,418,312	20,586,221
Accumulated depreciation, depletion and amortization	(7,168,925)	(5,163,124)
Net capitalized costs	$16,249,387	$15,423,097

Costs Incurred for Oil and Natural Gas Producing Activities
The costs incurred in the Company’s oil and gas production, exploration, and development activities are displayed in the table below and include costs whether capitalized or expensed as well as revisions and additions to the estimated future asset retirement obligations.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Acquisition costs:
Proved properties(1)	$567,919	$894,603	$4,590,212
Unproved properties(1)	513,268	264,114	1,147,857
Development costs(2)	1,811,551	1,903,950	1,596,657
Exploration costs(3)	18,648	20,373	17,537
Total	$2,911,386	$3,083,040	$7,352,263

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
(2)    Includes the cost of drilling development wells and associated facilities for which construction was completed during the period. Costs associated with wells and facilities that are in progress or awaiting completion at year-end are not included and were $542.2 million, $398.9 million and $242.4 million as of the years ended December 31, 2025, 2024 and 2023, respectively.
(3)    Includes all exploratory expenses, including dry hole costs. Does not include other operating expenses.

Estimated Quantities of Proved Oil and Gas Reserves
The reserve estimates presented below and included herein conform to the definitions prescribed by the SEC. The Company retained Netherland, Sewell & Associates, Inc., an independent petroleum engineering firm, to prepare the estimates of all of its proved reserves as of December 31, 2025, 2024 and 2023 and their related pre-tax future net cash flows. The individuals performing reserves estimates possess professional qualifications and demonstrate competency in reserves estimation and evaluation. The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.
Reserve estimates are based on an unweighted arithmetic average of commodity prices during the 12-month period, using the closing prices on the first day of each month, as defined by the SEC.
As of December 31, 2025, all of the Company’s oil and gas reserves are attributable to properties within the United States. The table below presents a summary of changes in quantities of proved oil and gas reserves in the Company’s estimated proved reserves:

	Crude Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)	Total (MBoe)(1)(2)
Total proved reserves:
Balance - December 31, 2022	287,032	122,851	1,033,571	582,146
Extensions and discoveries	44,878	18,391	126,646	84,376
Revisions to previous estimates	(39,725)	(9,038)	(120,624)	(68,868)
Purchases of reserves in place	139,938	121,342	848,391	402,678
Divestitures of reserves in place	(3,227)	(563)	(2,712)	(4,242)
Production	(35,560)	(15,569)	(119,182)	(70,992)
Balance - December 31, 2023	393,336	237,414	1,766,090	925,098
Extensions and discoveries	115,542	46,735	330,679	217,390
Revisions to previous estimates	(30,335)	(9,659)	(106,419)	(57,730)
Purchases of reserves in place	41,884	14,962	90,917	71,999
Divestitures of reserves in place	(2,970)	(498)	(3,616)	(4,070)
Production	(58,276)	(30,636)	(220,900)	(125,730)
Balance - December 31, 2024	459,181	258,318	1,856,751	1,026,957
Extensions and discoveries	110,932	56,446	367,486	228,626
Revisions to previous estimates	(43,672)	7,123	(2,037)	(36,889)
Purchases of reserves in place	19,133	9,286	74,976	40,915
Production	(66,364)	(35,773)	(247,045)	(143,311)
Balance - December 31, 2025	479,210	295,400	2,050,131	1,116,298

Proved developed reserves:
December 31, 2023	271,328	192,368	1,441,914	704,015
December 31, 2024	312,641	196,775	1,422,468	746,494
December 31, 2025	327,545	215,469	1,506,487	794,095

Proved undeveloped reserves:
December 31, 2023	122,008	45,046	324,176	221,083
December 31, 2024	146,540	61,543	434,283	280,463
December 31, 2025	151,665	79,931	543,644	322,203

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.
(2)    Includes total proved reserves of 112,652 MBoe, 127,319 MBoe and 277,529 MBoe, respectively, as of December 31, 2025, 2024 and 2023 attributable to a consolidated subsidiary in which there was a 10%, 12% and 30%, respectively, noncontrolling interest.

Notable changes in proved reserves for the year ended December 31, 2025 included the following:
•Extensions and discoveries. In 2025, 228.6 MMBoe of proved reserves were added through extensions and discoveries and include: i) 142.7 MMBoe for new proved undeveloped (“PUD”) reserves; and ii) 85.9 MMBoe for unproved locations that were successfully converted to new proved developed (“PDP”) wells during the period. These additions resulted from the Company’s continuous drilling program, which added locations primarily in the various Bone Spring and Wolfcamp formations on the Company’s acreage in the Permian Basin.
•Purchases of reserves in place. In 2025, 40.9 MMBoe of proved reserves were added from properties acquired in asset acquisitions completed throughout 2025. Refer to Note 3—Acquisitions and Divestitures for further details on these transactions.
•Revisions to previous estimates. Total revisions to previous estimates reduced proved reserves 36.9 MMBoe during 2025. These downward revisions primarily related to i) 36.0 MMBoe of negative revisions associated with PUD locations that were reclassified to unproved reserves or removed due to changes in the Company’s development plan; and ii) 26.3 MMBoe of reduced reserves from lower average commodity prices for the year ended 2025. These downward revisions were partially offset by 25.4 MMBoe of positive revisions primarily related to higher estimates associated with timing and performance.
Notable changes in proved reserves for the year ended December 31, 2024 included the following:
•Extensions and discoveries. In 2024, 217.4 MMBoe of proved reserves were added through extensions and discoveries and include: i) 121.8 MMBoe for new PUD locations; and ii) 95.6 MMBoe for unproved locations that were successfully converted to new PDP wells during the period. These additions resulted from the Company’s continuous drilling program, which added locations primarily in the various Bone Spring and Wolfcamp formations on the Company’s acreage in the Permian Basin.
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

Standardized Measure of Discounted Future Net Cash Flows
The standardized measure of discounted future net cash flows (the “Standardized Measure”) relating to proved oil and gas reserves has been prepared in accordance with FASB ASC Topic 932, Extractive Activities - Oil and Gas (“ASC 932”). Future cash inflows as of December 31, 2025, 2024 and 2023 have been computed by applying average fiscal year prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month periods ended December 31, 2025, 2024 and 2023, respectively) to estimated future production. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves, based on year-end costs and assuming the continuation of existing economic conditions. The Standardized Measure also includes costs for future dismantlement, abandonment and rehabilitation obligations.
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

The following table presents the Company’s Standardized Measure of discounted future net cash flows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Future cash inflows	$38,611,475	$40,157,175	$39,110,246
Future development costs	(4,253,827)	(4,037,158)	(3,542,036)
Future production costs	(18,026,302)	(16,715,475)	(15,772,824)
Future income tax expenses	(1,787,484)	(2,620,733)	(2,629,285)
Future net cash flows	14,543,862	16,783,809	17,166,101
10% discount to reflect timing of cash flows	(6,178,359)	(7,441,476)	(7,639,884)
Standardized measure of discounted future net cash flows(1)	$8,365,503	$9,342,333	$9,526,217

(1)    Includes discounted future net cash flows of $844.2 million as of December 31, 2025, $1.2 billion as of December 31, 2024 and $2.9 billion as of December 31, 2023 attributable to a consolidated subsidiary in which there was a 10%, 12% and 30%, respectively, noncontrolling interest.

The following summarizes the principal sources of change in the Standardized Measure of discounted future net cash flows and such changes have been computed in accordance with ASC 932:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Standardized measure of discounted future net cash flows, beginning of period	$9,342,333	$9,526,217	$9,425,578
Sales of oil, NGLs and natural gas, net of production costs	(3,697,894)	(3,754,229)	(2,417,077)
Purchase of minerals in place	400,029	877,604	5,272,706
Divestiture of minerals in place	—	(47,188)	(81,196)
Extensions and discoveries, net of future development costs	2,100,129	2,332,025	1,173,711
Previously estimated development costs incurred during the period	840,969	815,176	856,033
Net change in prices and production costs	(2,106,645)	(1,139,162)	(5,966,081)
Change in estimated future development costs	271,065	283,447	244,751
Revisions of previous quantity estimates	(367,636)	(711,074)	(823,441)
Accretion of discount	1,083,043	1,110,773	1,171,468
Net change in income taxes	414,285	93,418	707,586
Net change in timing of production and other	85,825	(44,674)	(37,821)
Standardized measure of discounted future net cash flows, end of period(1)	$8,365,503	$9,342,333	$9,526,217

(1)    Includes discounted future net cash flows of $844.2 million as of December 31, 2025, $1.2 billion as of December 31, 2024 and $2.9 billion as of December 31, 2023 attributable to a consolidated subsidiary in which there was a 10%, 12% and 30%, respectively, noncontrolling interest.
Future net revenues included in the Standardized Measure relating to proved oil and natural gas reserves incorporate weighted average sales prices (inclusive of adjustments for transportation, quality and basis differentials) for each of the periods indicated below as follows:

	Year Ended December 31,
	2025	2024	2023
Oil (per Bbl)	$64.69	$74.46	$77.05
NGLs (per Bbl)	20.58	22.11	24.95
Gas (per Mcf)	0.75	0.14	1.63

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company has evaluated, under the supervision and with the participation of management, including the principal executive officers and principal financial officer, the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
The principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2025.
This Annual Report includes an attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting as of December 31, 2025, which is included in this Annual Report.
ITEM 9B. OTHER INFORMATION
Trading Plans
During the quarter ended December 31, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Second Amended and Restated Bylaws
On February 23, 2026, the Company’s board of directors approved the Company’s Second Amended and Restated Bylaws (as amended and restated, the “Bylaws”), effective as of such date. Among other matters, the Bylaws (i) provide that stockholder lists no longer need to be made available during a meeting of stockholders, (ii) update when notice need not be given for an adjourned stockholder meeting, (iii) clarify that materials attached to, or enclosed with, notice to stockholders are deemed to be part of such notice, (iv) revise procedures and disclosure requirements for stockholder nominations to address Rule 14a-19 of the Exchange Act, (v) make certain clarifications and updates to the advance notice and director nomination procedures and the requirements for a proper stockholder’s notice, (vi) revise notice procedures, in line with market practice, for giving notice to stockholders, the Company and directors, (vii) allow stockholder action by written consent if approved by the board of directors in advance of taking such action and (viii) make other administrative, modernizing, clarifying and conforming changes.

The foregoing description of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed hereto as Exhibit 3.2 and incorporated by reference herein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, Dallas, Texas, Auditor Firm ID: 185.
The information required in response to this item will be set forth in our definitive proxy statement for the 2026 annual meeting of stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

		Page
(a)(1)	The following financial statements are included in Item 8. Financial Statements and Supplementary Data in this Annual Report:
	Consolidated Balance Sheets as of December 31, 2025 and 2024	60
	Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023	61
	Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	62
	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023	64
	Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023	66
(2)	Financial statement schedules—None
(3)	Exhibits:

Exhibit Number	Description of Exhibits
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

2.3
Master Reorganization Agreement, dated as of December 22, 2025, by and among Permian Resources Corporation (n/k/a Permian Resources Holdings Inc.), Permian Resources Operating, LLC, PRC NewCo Inc (n/k/a Permian Resources Corporation) and PRC NewCo II Inc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).
3.2*	Second Amended and Restated Bylaws.
3.3
Eighth Amended and Restated Limited Liability Company Agreement of Permian Resources Operating, LLC dated as of January 7, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

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

4.4
First Supplemental Indenture (5.875% Senior Notes due 2029), dated as of September 1, 2022, among Centennial Resource Production, LLC, Colgate Energy Partners III, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2022).

4.5
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

4.7
Indenture (8.00% Senior Notes due 2027), date as of April 12, 2022, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on April 13, 2022.

4.8
Second Supplemental Indenture (8.000% Senior Notes due 2027), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.9
Indenture (9.875% Senior Notes due 2031), dated as of June 30, 2023, among Earthstone Energy Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Earthstone Energy Inc.’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

4.10
Second Supplemental Indenture (9.875% Senior Notes due 2031), dated as of November 1, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2023).

4.11
Indenture (7.000% Senior Notes due 2032), dated as of September 12, 2023, among Permian Resources Operating, LLC, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2023).

4.12
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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).
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

10.10
Permian Resources Corporation Eighth Amended and Restated Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 28, 2025).

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

10.25
Ninth Amendment to Third Amended and Restated Credit Agreement, dated as of April 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

10.26
Tenth Amendment to Third Amended and Restated Credit Agreement, dated as of October 24, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2025).

10.27
Eleventh Amendment to Third Amended and Restated Credit Agreement, dated as of December 22, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2025).

10.28#	Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).
10.29
Second Amended and Restated Registration Rights Agreement, dated January 7, 2026, by and between the Company, Old PR and the signatories thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.30
Share Surrender and Unit Exchange Agreement, dated as of January 7, 2026, by and among Permian Resources Corporation (n/k/a Permian Resources Holdings Inc.), Permian Resources Operating, LLC, PRC NewCo Inc (n/k/a Permian Resources Corporation) and the individuals set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.31#*	Form of Restricted Stock Unit Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan.
19.1*	Insider Trading Policy.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP.
23.2*	Consent of Netherland, Sewell & Associates, Inc.
31.1*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
99.1
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2023 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

99.2
Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2024 (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025).

99.3*	Netherland, Sewell & Associates, Inc., Summary of Reserves at December 31, 2025.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Signature	Title	Date

/s/ WILLIAM M. HICKEY, III
William M. Hickey, III	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ JAMES H. WALTER
James H. Walter	Co-Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026

/s/ GUY M. OLIPHINT
Guy M. Oliphint	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2026

/s/ ROBERT R. SHANNON
Robert R. Shannon	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2026

/s/ STEVEN D. GRAY
Steven D. Gray	Chairman	February 26, 2026

/s/ MAIRE A. BALDWIN
Maire A. Baldwin	Director	February 26, 2026

/s/ FROST W. COCHRAN
Frost W. Cochran	Director	February 26, 2026

/s/ KARAN E. EVES
Karan E. Eves	Director	February 26, 2026

/s/ ARON MARQUEZ
Aron Marquez	Director	February 26, 2026

/s/ WILLIAM J. QUINN
William J. Quinn	Director	February 26, 2026

/s/ JEFFREY H. TEPPER
Jeffrey H. Tepper	Director	February 26, 2026

/s/ ROBERT M. TICHIO
Robert M. Tichio	Director	February 26, 2026