Form 10-Q
period 2026-06-30
Permian Resources Corp
filed 2026-08-06
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 837,557,029 shares of Class A Common Stock, par value $0.0001 per share, outstanding.

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
•political and economic conditions and events in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America, including in and around Iran and Saudi Arabia;
•uncertainty inherent in estimating oil, NGL and natural gas reserves, including the impact of commodity price declines on the economic producibility of such reserves, and in projecting future rates of production;
•our business strategy and future drilling plans;
•our reserves and our ability to replace the reserves we produce through drilling and acquisitions;
•our drilling prospects, inventories, projects and programs, including the timing and amount of our future production of oil, NGLs and natural gas and the cost of developing or operating our properties;
•our financial strategy, including our credit ratings, return of capital program, leverage, liquidity and capital required for our development program;
•our realized oil, NGL and natural gas prices;
•our ability to identify, complete and effectively integrate acquisitions of properties or businesses;
•our hedging strategy and results;
•competition for assets, materials, people and capital, which can be exacerbated by supply chain disruptions, including as a result of tariffs, import/export controls, sanctions or other changes in trade policy or international conflict;
•the geographic concentration of our operations and/or consolidation in the oil and natural gas industry in the areas in which we operate and otherwise;
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
•technological advancement, including artificial intelligence, machine learning and its application in our industry;
•security threats, including evolving cybersecurity risks such as those involving unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$131,722	$153,690
Accounts receivable, net	930,578	840,653
Derivative instruments	128,672	279,725
Prepaid and other current assets	35,273	38,075
Total current assets	1,226,245	1,312,143
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,084,519	1,933,409
Proved properties	22,913,206	21,484,903
Accumulated depreciation, depletion and amortization	(8,183,259)	(7,168,925)
Total oil and natural gas properties, net	16,814,466	16,249,387
Other property and equipment, net	57,128	57,051
Total property and equipment, net	16,871,594	16,306,438
Noncurrent assets
Operating lease right-of-use assets	139,617	132,764
Other noncurrent assets	263,832	160,840
TOTAL ASSETS	$18,501,288	$17,912,185
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,796,823	$1,453,610
Operating lease liabilities	80,466	79,496
Other current liabilities	87,184	144,726
Total current liabilities	1,964,473	1,677,832
Noncurrent liabilities
Long-term debt, net	2,993,050	3,545,598
Asset retirement obligations	175,609	166,847
Deferred income taxes	1,258,481	893,463
Operating lease liabilities	60,851	55,102
Other noncurrent liabilities	43,747	39,460
Total liabilities	6,496,211	6,378,302
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 842,373,635 shares issued and 837,481,545 shares outstanding at June 30, 2026 and 757,854,120 shares issued and 751,746,410 shares outstanding at December 31, 2025	84	76
Class C: No shares issued and outstanding at June 30, 2026 and 84,378,125 shares issued and outstanding at December 31, 2025	—	8
Additional paid-in capital	9,873,290	8,710,698
Retained earnings (accumulated deficit)	2,131,703	1,567,500
Total shareholders' equity	12,005,077	10,278,282
Noncontrolling interest	—	1,255,601
Total equity	12,005,077	11,533,883
TOTAL LIABILITIES AND EQUITY	$18,501,288	$17,912,185
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues
Oil and gas sales	$1,858,035	$1,197,596	$3,246,181	$2,574,047
Operating expenses
Lease operating expenses	189,956	187,972	382,838	367,599
Severance and ad valorem taxes	143,743	94,930	245,055	202,923
Gathering, processing and transportation expenses	36,538	55,754	87,177	102,404
Depreciation, depletion and amortization	500,160	506,410	1,026,448	980,613
General and administrative expenses	47,953	49,839	91,725	92,895
Impairment and abandonment expense	1,740	146	3,751	5,355
Exploration and other expenses	9,769	5,060	13,766	20,310
Total operating expenses	929,859	900,111	1,850,760	1,772,099
Income from operations	928,176	297,485	1,395,421	801,948

Other income (expense)
Interest expense	(59,648)	(72,770)	(126,668)	(146,609)
Gain (loss) on extinguishment of debt	5,289	—	5,289	(5,826)
Net gain (loss) on derivative instruments	139,146	73,019	(200,778)	130,750
Other income (expense)	2,889	9,773	6,468	18,141
Total other income (expense)	87,676	10,022	(315,689)	(3,544)

Income before income taxes	1,015,852	307,507	1,079,732	798,404
Income tax expense	(223,388)	(62,486)	(236,874)	(162,820)
Net income	792,464	245,021	842,858	635,584
Less: Net income attributable to noncontrolling interest	—	(37,884)	(6,774)	(99,149)
Net income attributable to Class A Common Stock	$792,464	$207,137	$836,084	$536,435

Income per share of Class A Common Stock:
Basic	$0.95	$0.30	$1.01	$0.76
Diluted	$0.93	$0.28	$0.99	$0.72
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$842,858	$635,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,026,448	980,613
Stock-based compensation expense	35,523	37,093
Impairment and abandonment expense	3,751	5,355
Deferred tax expense	230,627	157,934
Non-cash portion of derivative (gain) loss	112,739	(53,679)
Amortization of debt issuance costs, discount and premium	4,489	4,299
(Gain) loss on extinguishment of debt	(5,289)	5,826
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(86,216)	23,460
(Increase) decrease in prepaid and other assets	(13,374)	(3,214)
Increase (decrease) in accounts payable and other liabilities	169,208	143,457
Net cash provided by operating activities	2,320,764	1,936,728
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(534,304)	(650,281)
Drilling and development capital expenditures	(987,664)	(1,005,728)
Purchases of other property and equipment	(3,720)	(5,108)
Proceeds from sales of oil and natural gas properties	9,426	175,988
Net cash used in investing activities	(1,516,262)	(1,485,129)
Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	890,000	—
Repayment of borrowings under revolving credit facility	(890,000)	—
Redemption of senior notes	(550,000)	(177,726)
Debt issuance and redemption costs	(8,948)	(17,352)
Proceeds from exercise of stock options	1,611	59
Share repurchases	—	(43,347)
Dividends paid	(269,133)	(211,777)
Distributions paid to noncontrolling interest owners	—	(29,797)
Net cash used in financing activities	(826,470)	(479,940)
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,968)	(28,341)
Cash, cash equivalents and restricted cash, beginning of period	153,690	479,343
Cash, cash equivalents and restricted cash, end of period	$131,722	$451,002
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$131,152	$148,597
Cash paid (refunded) for income taxes	966	(809)
Supplemental non-cash activity
Accrued capital expenditures included in accounts payable and accrued expenses	361,484	322,823
Asset retirement obligations incurred, including revisions to estimates	8,663	9,735
Dividends payable	13,138	11,343
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	757,854	$76	84,378	$8	$8,710,698	$1,567,500	$10,278,282	$1,255,601	$11,533,883
Restricted stock issued	61	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,202	—	16,202	—	16,202
Stock option exercises	80	—	—	—	1,227	—	1,227	—	1,227
Dividends	—	—	—	—	—	(135,972)	(135,972)	—	(135,972)
Conversion of common shares from Class C to Class A, net of tax	84,378	8	(84,378)	(8)	1,125,589	—	1,125,589	(1,262,544)	(136,955)
Equity impact from transactions effecting Common Units, net of tax	—	—	—	—	(131)	—	(131)	169	38
Net income	—	—	—	—	—	43,620	43,620	6,774	50,394
Balance at March 31, 2026	842,373	$84	—	$—	$9,853,585	$1,475,148	$11,328,817	$—	$11,328,817
Restricted stock issued	96	—	—	—	—	—	—	—	—
Restricted stock forfeited	(116)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,321	—	19,321	—	19,321
Stock option exercises	21	—	—	—	384	—	384	—	384
Dividends	—	—	—	—	—	(135,909)	(135,909)	—	(135,909)
Net income	—	—	—	—	—	792,464	792,464	—	792,464
Balance at June 30, 2026	842,374	$84	—	$—	$9,873,290	$2,131,703	$12,005,077	$—	$12,005,077

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519
Restricted stock issued	2,203	—	—	—	—	—	—	—	—
Restricted stock forfeited	(66)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,929	—	16,929	—	16,929
Stock option exercises	4	—	—	—	21	—	21	—	21
Dividends	—	—	—	—	—	(107,519)	(107,519)	—	(107,519)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,940)	(14,940)
Conversion of common shares from Class C to Class A, net of tax	549	—	(549)	—	7,799	—	7,799	(7,825)	(26)
Equity impact from transactions effecting Common Units, net of tax of $0.3 million	—	—	—	—	(880)	—	(880)	1,133	253
Net income	—	—	—	—	—	329,298	329,298	61,265	390,563
Balance at March 31, 2025	710,078	$71	99,051	$10	$8,080,421	$1,303,674	$9,384,176	$1,419,624	$10,803,800
Restricted stock issued	301	—	—	—	—	—	—	—	—
Restricted stock forfeited	(135)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(4,120)	—	—	—	(43,347)	—	(43,347)	—	(43,347)
Performance stock units vested and issued	118	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,164	—	20,164	—	20,164
Stock option exercises	5	—	—	—	38	—	38	—	38
Dividends	—	—	—	—	—	(107,067)	(107,067)	—	(107,067)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,857)	(14,857)
Equity impact from transactions effecting Common Units, net of tax of $0.8 million	—	—	—	—	(2,672)	—	(2,672)	3,438	766
Net income	—	—	—	—	—	207,137	207,137	37,884	245,021
Balance at June 30, 2025	706,247	$71	99,051	$10	$8,054,604	$1,403,744	$9,458,429	$1,446,089	$10,904,518

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. Accordingly, certain disclosures normally included in an Annual Report on Form 10-K have been omitted or abbreviated. The consolidated financial statements and related notes included in this Quarterly Report should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Annual Report”). Except as disclosed herein, there have been no material changes to the information disclosed in the notes to the consolidated financial statements included in the 2025 Annual Report. Certain prior period amounts have been reclassified to conform to the current presentation in the accompanying consolidated financial statements. Such reclassifications had no impact on net income, cash flows or shareholders’ equity previously reported.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. The Company did not enter into any material, non-routine leases during the six months ended June 30, 2026.
The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$139,617	$132,764
Finance right-of-use asset	Other noncurrent assets	14,798	14,877
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$80,466	$79,496
Finance lease liability	Other current liabilities	800	791
Noncurrent
Operating lease liabilities	Operating lease liabilities	$60,851	$55,102
Finance lease liability	Other noncurrent liabilities	15,702	15,522
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
Recently Issued Accounting Standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which requires public business entities to disclose specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The adoption of this ASU is anticipated to impact only disclosure requirements, and as a result, no impact is expected on the Company’s balance sheets, results of operations or cash flows.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Acquisitions
Bolt-On Acquisitions
During the six months ended June 30, 2026 and 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $482.3 million and $43.6 million, respectively. These transactions were recorded as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).
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
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Oil and gas sales receivable, net	$640,519	$435,017
Joint interest billings, net	283,568	314,835
Derivative settlements receivable	—	41,866
Other receivables	6,491	48,935
Accounts receivable, net	$930,578	$840,653
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accounts payable	$85,628	$70,528
Accrued capital expenditures	319,710	205,050
Revenues payable	1,082,106	854,633
Employee compensation and benefits payable	16,088	28,462
Interest payable	94,781	105,367
Accrued derivative settlement	27,160	—
Accrued expenses and other payables	171,350	189,570
Accounts payable and accrued expenses	$1,796,823	$1,453,610

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Long-Term Debt
The following table provides information about the Company’s long-term debt as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Credit Facility	$—	$—

Senior Notes
8.00% Senior Notes due 2027	—	550,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	325,000	325,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(22,906)	(24,405)
Unamortized debt (discount)/premium	(9,044)	(4,997)
Senior Notes, net	2,993,050	3,545,598

Total long-term debt, net	$2,993,050	$3,545,598
Credit Agreement
On April 30, 2026, OpCo entered into a new credit agreement with a syndicate of banks that provides for a $3.0 billion senior unsecured revolving credit facility maturing on April 30, 2031 (the “Credit Agreement”). The Credit Agreement replaced the Company’s existing secured revolving credit facility, which was terminated without penalty in connection with entering into the Credit Agreement. As of June 30, 2026, the Company had no borrowings outstanding and $3.0 billion in available borrowing capacity under the Credit Agreement.
The Credit Agreement provides for aggregate commitments of $3.0 billion, with an option for the Company to request increases in the aggregate commitments to an amount not to exceed $4.0 billion, subject to certain terms and conditions, and includes a swingline subfacility and a letter of credit subfacility. The Credit Agreement includes an option to extend the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the lenders holding greater than 50% of the commitments then outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest, at the Company’s election, based on either SOFR plus an applicable margin or the Alternate Base Rate plus an applicable margin (such terms used herein as defined in the Credit Agreement). The applicable margins for SOFR and Alternate Base Rate borrowings, as well as commitment fees for undrawn commitments, are based on the Company’s credit rating for its long-term senior unsecured indebtedness. As of June 30, 2026, the applicable margin for SOFR and Alternate Base Rate borrowings was 150 basis points and 50 basis points, respectively, and the commitment fee was 20 basis points.
The Credit Agreement contains representations, warranties, covenants and events of default that the Company believes are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant requiring the maintenance of a ratio of Total Indebtedness to Capitalization (as defined in the Credit Agreement) of no greater than 65%, which is determined as of the last day of each fiscal quarter. OpCo was in compliance with the covenants and the applicable financial ratio described above as of June 30, 2026.
Senior Unsecured Notes
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of June 30, 2026.

	Interest Rate	Interest Payment Dates	Principal Amount	Maturity Date
5.875% Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
9.875% Senior Notes due 2031	9.875%	January 15, July 15	325,000	July 15, 2031
7.00% Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
6.25% Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
The 5.875% senior notes due 2029, 9.875% senior notes due 2031, 7.00% senior notes due 2032 and 6.25% senior notes due 2033 (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. OpCo may redeem some or all of its Senior

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unsecured Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to create certain liens. If the Company ceases to have an investment grade credit rating from either Standard & Poor’s Financial Services LLC or Moody’s Ratings, certain restrictive covenants, including restrictions on the payment of dividends or the redemption or repurchase of capital stock or subordinated indebtedness, affiliate transactions, asset sales and the incurrence of additional indebtedness, will be reinstated in accordance with the terms and conditions of the indenture governing the 5.875% senior notes. OpCo was in compliance with any remaining covenants as of June 30, 2026.
Please refer to Note 5—Long-Term Debt included in Part II, Item 8 in the 2025 Annual Report for additional details around OpCo’s Senior Unsecured Notes.
Senior Note Redemptions
On April 15, 2026, the Company redeemed all of the outstanding 8.00% senior notes due 2027 (the “2027 Senior Notes”) at a redemption price equal to 100% of the aggregate principal amount outstanding of $550.0 million plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with this redemption, the Company recognized a $5.3 million gain on extinguishment of debt, reflecting the difference between the redemption price and the carrying value of the 2027 Senior Notes, which included the associated unamortized debt premium.
On July 15, 2026, the Company redeemed all of the outstanding 9.875% senior notes due 2031. Refer to Note 13—Subsequent Events for additional information.
Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the six months ended June 30, 2026:

(in thousands)
Asset retirement obligations, beginning of period	$189,350
Liabilities incurred	7,343
Liabilities acquired	1,320
Liabilities divested and settled	(3,040)
Accretion expense	6,412
Asset retirement obligations, end of period	201,385
Less current portion(1)	(25,776)
Asset retirement obligations - long-term, end of period	$175,609

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6—Stock-Based Compensation
The Company has a Long Term Incentive Plan (the “LTIP”) that provides for grants of certain types of equity and cash-based awards. On May 19, 2026, following the approval of the Company’s board of directors, the Company's stockholders approved the First Amendment to the LTIP, which increased the total number of shares of Class A Common Stock authorized for issuance under the LTIP by 30,000,000 shares to 101,718,560 shares.
Stock-based compensation expense is recognized within both General and administrative expenses and Exploration and other expenses in the consolidated statements of operations. The Company accounts for forfeitures of awards granted under the LTIP as they occur.
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Equity Awards
Restricted Stock	$9,353	$7,713	$18,222	$13,927
Performance stock units	9,968	12,451	17,301	23,166
Total stock-based compensation expense	$19,321	$20,164	$35,523	$37,093
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
Restricted Stock
The following table provides information about Restricted Stock activity during the six months ended June 30, 2026:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2025	6,107,715	$14.17
Granted	488,326	18.77
Vested	(1,256,561)	13.74
Forfeited	(116,764)	14.06
Unvested balance as of June 30, 2026	5,222,716	14.71
The Company grants service-based Restricted Stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a twelve month to five year service period, and to directors, which vest over a one-year service period. Compensation cost for these service-based Restricted Stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of Restricted Stock that vested during the six months ended June 30, 2026 and 2025, was $17.3 million and $12.0 million, respectively. Unrecognized compensation cost related to Restricted Stock that were unvested as of June 30, 2026, was $50.2 million, which the Company expects to recognize over a weighted average period of 1.8 years.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides information about stock option awards outstanding during the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	239,533	$16.11		$339
Exercised	(118,533)	16.51		346
Expired	—	—
Outstanding as of June 30, 2026	121,000	15.72	1.8	386
Exercisable as of June 30, 2026	121,000	15.72	1.8	386
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
The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the six months ended June 30, 2026:

2026 Awards
Fair value per share	$28.07
Expected implied stock volatility	41.4%
Risk-free interest rate	3.4%
The following table provides information about PSUs outstanding during the six months ended June 30, 2026:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2025	5,238,609	$17.93
Granted	1,964,333	28.07
Vested	—	—
Forfeited	—	—
Unvested balance as of June 30, 2026	7,202,942	20.70
As of June 30, 2026, there was $73.7 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.8 years.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company may periodically use derivative instruments, such as swaps, basis swaps, and other similar agreements, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flows from operations, returns on capital and other financial results. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
Commodity Swaps. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production or basis swaps to hedge the difference between the index price and a local or future index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of June 30, 2026:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	July 2026 - September 2026	6,440,000	70,000	$68.68
	October 2026 - December 2026	6,440,000	70,000	67.10
	January 2027 - March 2027	900,000	10,000	74.25
	April 2027 - June 2027	910,000	10,000	72.94
	July 2027 - September 2027	920,000	10,000	72.06
	October 2027 - December 2027	920,000	10,000	71.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps - Mid-Cush(1)	July 2026 - September 2026	6,440,000	70,000	$1.03
	October 2026 - December 2026	6,440,000	70,000	1.03
	January 2027 - March 2027	900,000	10,000	1.10
	April 2027 - June 2027	910,000	10,000	1.10
	July 2027 - September 2027	920,000	10,000	1.10
	October 2027 - December 2027	920,000	10,000	1.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	July 2026 - September 2026	6,578,000	71,500	$1.24
	October 2026 - December 2026	6,578,000	71,500	1.13

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	July 2026 - September 2026	12,604,000	137,000	$3.83
	October 2026 - December 2026	12,604,000	137,000	4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	July 2026 - September 2026	8,740,000	95,000	$1.80
	October 2026 - December 2026	15,145,000	164,620	2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	July 2026 - September 2026	9,200,000	100,000	$3.95
	October 2026 - December 2026	9,200,000	100,000	4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - Waha(1)	July 2026 - September 2026	12,604,000	137,000	$(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - HSC(2)	January 2027 - March 2027	9,000,000	100,000	$(0.48)
	April 2027 - June 2027	9,100,000	100,000	(0.48)
	July 2027 - September 2027	9,200,000	100,000	(0.48)
	October 2027 - December 2027	9,200,000	100,000	(0.48)
	January 2028 - March 2028	9,100,000	100,000	(0.36)
	April 2028 - June 2028	9,100,000	100,000	(0.36)
	July 2028 - September 2028	9,200,000	100,000	(0.36)
	October 2028 - December 2028	9,200,000	100,000	(0.36)

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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net gain (loss) on derivative instruments	$139,146	$73,019	$(200,778)	$130,750
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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		June 30, 2026
Derivative Assets
Commodity contracts	Derivative instruments	$170,750	$(42,078)	$128,672
	Other noncurrent assets	53,906	(14,999)	38,907
Derivative Liabilities
Commodity contracts	Other current liabilities	$42,078	$(42,078)	$—
	Other noncurrent liabilities	15,482	(14,999)	483

		December 31, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$281,752	$(2,027)	$279,725
	Other noncurrent assets	8,733	(7,987)	746
Derivative Liabilities
Commodity contracts	Other current liabilities	$2,027	$(2,027)	$—
	Other noncurrent liabilities	8,623	(7,987)	636

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
In addition, the Company is exposed to credit risk associated with its derivative contracts from non-performance by its counterparties. The Company mitigates its exposure to any single counterparty by contracting with a number of financial institutions, each of which has a high credit rating and generally is a lender under the Credit Agreement as referenced above.
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

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
June 30, 2026
Total assets	$—	$167,579	$—
Total liabilities	—	483	—
December 31, 2025
Total assets	$—	$280,471	$—
Total liabilities	—	636	—
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
Oil and Gas Property Acquisitions. The fair value measurements of assets acquired and liabilities assumed are measured on the acquisition date using an income valuation technique based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of: (i) reserves; (ii) production rates; (iii) future operating and development costs; (iv) future commodity prices, including price differentials; (v) future cash flows; (vi) a market participant-based weighted average cost of capital rate; and (vii) risk adjustment factors applied to proved and unproved reserves. These inputs require significant judgments and estimates by the Company’s management at the time of valuation.
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
The Company’s senior notes and borrowings under the Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	June 30, 2026			December 31, 2025
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
8.00% Senior Notes due 2027(2)	—	—	—	556,453	550,000	557,270
5.875% Senior Notes due 2029(2)	675,393	700,000	700,339	671,782	700,000	703,417
9.875% Senior Notes due 2031(2)(3)	342,421	325,000	342,061	343,761	325,000	349,642
7.00% Senior Notes due 2032(2)	987,096	1,000,000	1,035,841	986,174	1,000,000	1,044,656
6.25% Senior Notes due 2033(2)	988,140	1,000,000	1,022,613	987,428	1,000,000	1,028,006

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
(3)    On July 15, 2026, the Company redeemed all of the outstanding 9.875% senior notes due 2031 at a redemption price equal to 104.938% of the aggregate principal amount outstanding of $325.0 million plus accrued and unpaid interest up to, but excluding, the redemption date.
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
During the six months ended June 30, 2026 and 2025, including the exchanges completed in connection with the Reorganization, certain legacy owners of Colgate Energy Partners III, LLC (“Colgate”) and Earthstone Energy, Inc. (“Earthstone”) exchanged an aggregate 84.4 million and 0.5 million, respectively, of their Common Units, with the cancellation of a corresponding number of shares of Class C Common Stock, for an equivalent number of shares of Class A Common Stock. Deferred tax liabilities of $137.0 million and less than $0.1 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the six months ended June 30, 2026 and 2025, respectively. No cash proceeds were received by the Company in connection with these transactions.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Noncontrolling Interest
The noncontrolling interest related to Common Units that were issued in connection with the merger with Colgate on September 1, 2022, and the merger with Earthstone on November 1, 2023. The noncontrolling interest percentage was affected by various equity transactions such as conversions of Common Units for Class A Common Stock (and corresponding Class C Common Stock cancellations) and transactions involving Class A Common Stock. The Company consolidates the financial position, results of operations and cash flows of OpCo and reflects the portion retained by other holders of Common Units as a noncontrolling interest. Refer to the consolidated statements of shareholders’ equity for a summary of the activity attributable to the noncontrolling interest during the periods presented.
The exchanges related to the Reorganization reduced the noncontrolling interest ownership of OpCo from 10% as of December 31, 2025, to approximately 4%. Separate from and subsequent to the Reorganization, the remaining legacy owners exchanged all of their outstanding Common Units for Class A Common Stock, reducing the noncontrolling interest to zero as of March 31, 2026.
Dividends
The following table summarizes the Company’s dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and paid during each period:

	Dividend/Distribution per Share	Total Dividends/Distributions Declared and Paid
Three Months Ended,		(in thousands)
June 30, 2026	$0.16	$134,218
June 30, 2025	$0.15	$120,564
Six Months Ended,
June 30, 2026	$0.32	$269,133
June 30, 2025	$0.30	$241,574
Repurchase Program
The Company’s board of directors authorized a stock repurchase program to acquire up to $1 billion of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run on an indefinite basis and can be used by the Company to reduce its shares of common stock outstanding. Repurchases may be made from time to time in the open-market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s board of directors at any time.
During the six months ended June 30, 2025, the Company paid $43.3 million to repurchase 4.1 million shares of Class A Common Stock at a weighted average price of $10.52 per share as part of the Repurchase Program. The shares that were repurchased were subsequently canceled by the Company.
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consist of (i) unvested equity-based Restricted Stock and PSUs as well as outstanding stock options, all using the treasury stock method; and (ii) the Company’s Class C Common Stock and shares issuable for the 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”) using the “if-converted” method. The Company's Class C Common Stock was eliminated during the three months ended March 31, 2026, and the Convertible Senior Notes were fully redeemed during the year ended December 31, 2025, and are therefore no longer potentially dilutive securities in the EPS calculation.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Class A Common Stock	$792,464	$207,137	$836,084	$536,435
Add: Interest on Convertible Senior Notes, net of tax	—	1,287	—	2,569
Adjusted net income (attributable to Class A Common Stock)	$792,464	$208,424	$836,084	$539,004

Basic weighted average shares of Class A Common Stock outstanding	837,369	701,353	824,858	702,686
Add: Dilutive effects of Convertible Senior Notes	—	30,037	—	30,037
Add: Dilutive effects of equity awards	17,874	14,634	16,814	14,521
Diluted weighted average shares of Class A Common Stock outstanding	855,243	746,024	841,672	747,244

Basic net earnings per share of Class A Common Stock	$0.95	$0.30	$1.01	$0.76
Diluted net earnings per share of Class A Common Stock	$0.93	$0.28	$0.99	$0.72
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Weighted average shares of Class C Common Stock outstanding	—	99,051	12,104	99,321
Performance stock units	—	2,205	—	1,386
Restricted Stock	45	2,740	75	1,408
Out-of-the-money stock options	24	266	102	287
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There have been no material, non-routine changes in commitments during the six months ended June 30, 2026.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, NGLs and natural gas and purchased gas sales as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues (in thousands):
Oil sales	$1,762,893	$1,007,450	$2,990,487	$2,117,221
NGL sales	182,570	158,019	336,963	343,041
Natural gas sales	(120,702)	30,172	(139,206)	111,830
Purchased gas sales, net	33,274	1,955	57,937	1,955
Oil and gas sales	$1,858,035	$1,197,596	$3,246,181	$2,574,047
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for NGL and natural gas sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, such receivable balances were $640.5 million and $435.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the six months ended June 30, 2026 and 2025, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods were not material.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13—Subsequent Events
Senior Note Redemption
On July 15, 2026, the Company redeemed all of the outstanding 9.875% senior notes due 2031 at a redemption price equal to 104.938% of the aggregate principal amount outstanding of $325.0 million plus accrued and unpaid interest up to, but excluding, the redemption date.
2026 Ward County Bolt-On Acquisition
On July 31, 2026, the Company completed its acquisition of approximately 20,500 net leasehold acres and approximately 950 net royalty acres inclusive of both operated and non-operated wells and associated infrastructure for an unadjusted base purchase price of $520.0 million (the “Ward County Bolt-On Acquisition”). The acreage acquired is located in Ward County, Texas, directly offset the Company’s existing position in the core of the Southern Delaware Basin. The unadjusted purchase price is subject to customary adjustments and was funded with cash on hand and borrowings under the Credit Agreement. The Company will account for the Ward County Bolt-On Acquisition as an asset acquisition in accordance with ASC 805, under which the purchase price will be allocated to the assets acquired and liabilities assumed on a relative fair value basis, which the Company is in the process of finalizing.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes. The following discussion and analysis contain forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in “Cautionary Statement Concerning Forward-Looking Statements” and under the heading “Item 1A. Risk Factors” in this Quarterly Report and the 2025 Annual Report; all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may or may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
Oil prices declined through the end of 2025 and into early 2026, reflecting concerns regarding global economic growth, elevated interest rates, persistent inflation, increased global oil supply, and evolving tariffs and international trade policies. While global demand remained relatively strong and geopolitical risks persisted, higher‑than‑anticipated production increases from OPEC and the potential impact on global inventory levels contributed to additional downward pressure on prices during this period. More recently, oil prices have increased, with NYMEX WTI prices reaching a high of $112.95 per barrel on April 7, 2026, driven primarily by supply disruptions associated with heightened geopolitical tensions in the Middle East, including disruptions to key shipping routes in the Strait of Hormuz and the Red Sea, which has adversely affected global supply conditions. Significant uncertainty remains regarding the ability to resolve these conflicts, reopen trade and shipping routes and their ultimate impact on global oil supply and prices.
Throughout 2025 and 2026, natural gas prices in the Permian Basin have been adversely impacted by low demand as a result of pipeline capacity constraints out of the basin, pipeline maintenance, and higher production levels. These factors have led to lower or, during certain periods, negative regional gas prices being realized for natural gas sales at the Waha Hub in West Texas. Notably during the second quarter of 2026, Waha natural gas prices averaged negative $3.14 per Mcf and traded as low as negative $9.52 per Mcf on April 16, 2026.
The oil and natural gas industry is cyclical, and it is likely that commodity prices, as well as commodity price differentials, will continue to be volatile due to fluctuations in global supply and demand, inventory levels, geopolitical events and conflicts, federal and state government regulations, weather conditions, growth in alternative energy sources, supply chain constraints and other factors. The following table highlights the quarterly average price trends for NYMEX WTI spot prices for crude oil and NYMEX Henry Hub index price for natural gas since the first quarter of 2024:

	2024				2025				2026
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2
Crude oil (per Bbl)	$76.96	$80.55	$75.16	$70.28	$71.42	$63.71	$64.95	$59.13	$71.93	$92.85
Natural gas (per MMBtu)	$2.41	$2.04	$2.08	$2.42	$4.27	$3.16	$3.07	$3.69	$4.84	$2.93
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and natural gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business and operations, and/or our ability to finance planned capital expenditures.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. The cost of oilfield goods and services are closely linked to commodity price trends, rising when prices increase and decreasing when prices fall. In addition, the U.S. saw higher levels of inflation during 2025 and 2026 due to concerns, among other things, over international conflicts, tariffs, potential sanctions and trade policies. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
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
2026 Bolt-On Acquisitions
During the six months ended June 30, 2026, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $482.3 million. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs.
Subsequently on July 31, 2026, we completed an acquisition of approximately 20,500 net leasehold acres and approximately 950 net royalty acres inclusive of both operated and non-operated wells and associated infrastructure for an unadjusted purchase price of $520.0 million. The acreage acquired is located in Ward County, Texas, directly offset our existing position in the core of the Southern Delaware Basin, which allows for seamless integration into our existing operations and provides for extended lateral lengths in future drilling and completion locations and higher working interest on existing properties.
Return of Capital Program
We have declared and paid quarterly base dividends of $0.16 per share of Class A Common Stock each quarter for a total of $0.32 per share for the six months ended June 30, 2026. The cash dividends paid totaled $269.1 million for the six months ended June 30, 2026.
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
On April 15, 2026, we redeemed all of our outstanding 8.00% senior notes due 2027 at a redemption price equal to 100% of the aggregate principal amount outstanding of $550 million plus accrued and unpaid interest up to, but excluding, the redemption date.
On April 30, 2026, we entered into a new credit agreement with a syndicate of banks that provides for a $3.0 billion senior unsecured revolving credit facility maturing on April 30, 2031 (the “Credit Agreement”). In connection with entering into the Credit Agreement, we terminated our existing secured revolving credit facility without penalty. Refer to Liquidity and Capital Resources for additional information regarding the Credit Agreement.
On July 15, 2026, we redeemed all of the outstanding 9.875% senior notes due 2031 at a redemption price equal to 104.938% of the aggregate principal amount outstanding of $325.0 million plus accrued and unpaid interest up to, but excluding, the redemption date.

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended June 30,		Increase/(Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$1,762,893	$1,007,450	$755,443	75%
NGL sales	182,570	158,019	24,551	16%
Natural gas sales	(120,702)	30,172	(150,874)	(500)%
Purchased gas sales, net	33,274	1,955	31,319	1,602%
Oil and gas sales	$1,858,035	$1,197,596	$660,439	55%

Net production:
Oil (MBbls)	18,024	16,064	1,960	12%
NGL (MBbls)	7,843	8,900	(1,057)	(12)%
Natural gas (MMcf)	50,313	60,486	(10,173)	(17)%
Total (MBoe)(1)	34,253	35,046	(793)	(2)%

Average daily net production:
Oil (Bbls/d)	198,071	176,533	21,538	12%
NGL (Bbls/d)	86,191	97,804	(11,613)	(12)%
Natural gas (Mcf/d)	552,885	664,686	(111,801)	(17)%
Total (Boe/d)(1)	376,409	385,118	(8,709)	(2)%

Average sales prices:
Oil (per Bbl)	$97.81	$62.71	$35.10	56%
Effect of derivative settlements on average price (per Bbl)	(12.44)	2.61	(15.05)	(577)%
Oil including the effects of hedging (per Bbl)	$85.37	$65.32	$20.05	31%

NGL (per Bbl)	$23.28	$17.75	$5.53	31%

Natural gas (per Mcf)	$(2.40)	$0.50	$(2.90)	(580)%
Effect of derivative settlements on average price (per Mcf)	2.12	0.23	1.89	822%
Effect of purchased gas sales on average price (per Mcf)	0.66	0.03	0.63	2,100%
Natural gas including the effects of hedging (per Mcf)	$0.38	$0.76	$(0.38)	(50)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the three months ended June 30, 2026, were $660.4 million (or 55%) higher than total net revenues for the three months ended June 30, 2025. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Average realized sales prices for oil and NGLs increased by 56% and 31%, respectively, between periods. The 56% increase in the average realized oil price was mainly the result of higher NYMEX WTI crude prices during the three months ended June 30, 2026, compared to the same 2025 period, driven primarily by supply disruptions associated with heightened geopolitical tensions in the Middle East, as discussed in the “Market Conditions” section above. The 31% increase in the average realized NGL price was primarily attributable to higher Mont Belvieu spot prices for plant products in the second quarter of 2026 compared to the same 2025 period. These increases were partially offset by lower realized sales prices for natural gas, which decreased to negative $2.40 per Mcf in the second quarter of 2026 compared to $0.50 per Mcf in the second quarter of 2025 due to negative regional market prices as discussed under the “Market Conditions” section above. The negative gas price realized during the three months ended June 30, 2026, was mitigated in part by $33.3 million in net proceeds from our purchased gas sales, which facilitate additional gas sales at markets that had more favorable pricing during the period.
Net production volumes for oil also increased by 12% between periods. This increase in oil production resulted from additional production added from wells placed online since the second quarter of 2025 that were partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold. However, NGL and natural gas volumes decreased 12% and 17%, respectively, between periods, reflecting production curtailments of certain wells with higher gas-to-oil production ratios during periods of negative natural gas prices.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended June 30,		Increase/(Decrease)
	2026	2025	Change	%
Operating costs (in thousands):
Lease operating expenses	$189,956	$187,972	$1,984	1%
Severance and ad valorem taxes	143,743	94,930	48,813	51%
Gathering, processing and transportation expenses	36,538	55,754	(19,216)	(34)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.55	$5.36	$0.19	4%
Severance and ad valorem taxes (% of revenue)	7.7%	7.9%	(0.2)%	(3)%
Gathering, processing and transportation expenses (per Boe)	$1.07	$1.59	$(0.52)	(33)%
Lease Operating Expenses. Lease operating expenses (“LOE”) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, stayed relatively consistent while our LOE per Boe for the second quarter of 2026 increased 4% to $5.55 from $5.36 during the second quarter of 2025. The increase in our LOE per Boe rate was primarily driven by the decrease in total production volumes between periods as discussed above.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended June 30, 2026, increased $48.8 million compared to the three months ended June 30, 2025. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the second quarter of 2026 increased $51.1 million, or 64%, compared to the same 2025 period primarily due to the 55% higher total oil and gas sales between periods. This increase was partially offset by ad valorem taxes that decreased $2.3 million for the second quarter of 2026 compared to the same 2025 period primarily due to lower ad valorem tax assessments between periods, which also drove the decrease in our severance and ad valorem taxes as a percentage of revenues between periods.

Gathering, Processing and Transportation Expenses. Gathering, processing and transportation costs (“GP&T”) for the three months ended June 30, 2026, decreased $19.2 million as compared to the three months ended June 30, 2025. This decrease in expense was mainly attributable to lower NGL and natural gas volumes sold between periods, which in turn resulted in a lower amount of plant processing fees and gathering costs being incurred. Additionally, the decrease was the result of changes to certain gathering agreements resulting in a greater portion of gathering, processing and transportation fees being reflected as a net reduction to our NGL and natural gas sales than as GP&T expense.
Our GP&T per Boe rate decreased to $1.07 for the three months ended June 30, 2026, from $1.59 for the three months ended June 30, 2025, driven primarily by the changes in our gathering agreements and by NGL and natural gas volumes declining more than our total production volumes between periods. Refer to Note 12—Revenues under Part I, Item 1 of this Quarterly Report for additional information regarding our treatment of GP&T fees.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended June 30,
(in thousands, except per Boe data)	2026	2025
Depreciation, depletion and amortization	$500,160	$506,410
Depreciation, depletion and amortization per Boe	$14.60	$14.45
For the three months ended June 30, 2026, DD&A expense amounted to $500.2 million, a decrease of $6.3 million over the same 2025 period. The primary factor contributing to lower DD&A expense in 2026 was the decrease in our overall production volumes between periods, which decreased DD&A expense by $11.5 million, while our slightly higher DD&A rate of $14.60 per Boe increased DD&A expense by $5.2 million between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, and impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025
Cash general and administrative expenses	$29,754	$30,546
Stock-based compensation	18,199	19,293
General and administrative expenses	$47,953	$49,839
Cash general and administrative expenses per Boe	$0.87	$0.87
G&A expenses for the three months ended June 30, 2026, were $48.0 million compared to $49.8 million for the three months ended June 30, 2025. Lower G&A for the second quarter of 2026 compared to the same 2025 period was primarily the result of a $1.1 million decrease in stock-based compensation between periods based on the timing of grants and the vesting of our equity awards.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025
Credit facility	$2,678	$2,379
5.375% Senior Notes due 2026	—	3,882
8.00% Senior Notes due 2027	1,711	11,000
3.25% Convertible Senior Notes due 2028	—	1,381
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	8,023	8,023
7.00% Senior Notes due 2032	17,500	17,500
6.25% Senior Notes due 2033	15,625	15,625
Amortization of debt issuance costs, discount and premium	2,743	2,160
Other interest expense	1,087	539
Total	$59,648	$72,770

Interest expense decreased $13.1 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to less interest incurred on our senior notes that were redeemed since June 30, 2025. Refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report for additional information regarding our senior notes.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025
Realized cash settlement gains (losses)	$(117,412)	$55,763
Non-cash mark-to-market derivative gain (loss)	256,558	17,256
Total	$139,146	$73,019
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended June 30,
(in thousands)	2026	2025
Income before income taxes	$1,015,852	$307,507
Income tax expense	(223,388)	(62,486)
For the three months ended June 30, 2026, we generated pre-tax net income of $1.0 billion and recorded income tax expense of $223.4 million.
During the three months ended June 30, 2025, we generated pre-tax net income of $307.5 million and recorded income tax expense of $62.5 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$2,990,487	$2,117,221	$873,266	41%
NGL sales	336,963	343,041	(6,078)	(2)%
Natural gas sales	(139,206)	111,830	(251,036)	(224)%
Purchased gas sales, net	57,937	1,955	55,982	2,864%
Oil and gas sales	$3,246,181	$2,574,047	$672,134	26%

Net production:
Oil (MBbls)	35,335	31,811	3,524	11%
NGL (MBbls)	17,143	16,641	502	3%
Natural gas (MMcf)	113,581	121,091	(7,510)	(6)%
Total (MBoe)(1)	71,409	68,635	2,774	4%

Average daily net production:
Oil (Bbls/d)	195,226	175,754	19,472	11%
NGL (Bbls/d)	94,717	91,940	2,777	3%
Natural gas (Mcf/d)	627,517	669,013	(41,496)	(6)%
Total (Boe/d)(1)	394,529	379,196	15,333	4%

Average sales prices:
Oil (per Bbl)	$84.63	$66.56	$18.07	27%
Effect of derivative settlements on average price (per Bbl)	(7.72)	1.80	(9.52)	(529)%
Oil including the effects of hedging (per Bbl)	$76.91	$68.36	$8.55	13%

NGL (per Bbl)	$19.66	$20.61	$(0.95)	(5)%

Natural gas (per Mcf)	$(1.23)	$0.92	$(2.15)	(234)%
Effect of derivative settlements on average price (per Mcf)	1.63	0.16	1.47	919%
Effect of purchased gas sales on average price (per Mcf)	0.51	0.02	0.49	2,450%
Natural gas including the effects of hedging (per Mcf)	$0.91	$1.10	$(0.19)	(17)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the six months ended June 30, 2026, were $672.1 million (or 26%) higher than total net revenues for the six months ended June 30, 2025. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
The average realized sales price for oil increased by 27% between periods which was mainly the result of higher NYMEX WTI crude prices during the first half of 2026 compared to the same 2025 period. This increase was partially offset by lower realized sales prices for natural gas and NGLs, which decreased 234% and 5%, respectively, in the first half of 2026 compared to the same 2025 period. Our average realized natural gas price decreased to negative $1.23 per Mcf during the first half of 2026 compared to $0.92 per Mcf in the same 2025 period due to negative regional market prices as discussed under the “Market Conditions” section above. The negative gas price realized during the six months ended June 30, 2026, was mitigated in part by $57.9 million in net proceeds from our purchased gas sales, which facilitate additional gas sales at markets that had more favorable pricing during the period. The 5% decrease in the average realized NGL price was primarily attributable to lower Mont Belvieu spot prices for plant products for the first half of 2026 compared to the same 2025 period.
Net production volumes for oil also increased 11% between periods as a result of additional production added from wells placed online since the second quarter of 2025, which was partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold. However, NGL volumes increased only 3% between periods, below the 11% increase in oil volumes, while natural gas volumes decreased 6% between periods. Lower NGL and natural gas volumes compared to oil during the period were the result of production curtailments of certain wells with higher gas-to-oil production ratios during periods of negative natural gas prices. Further, certain processors of our raw gas operated in higher ethane-recovery mode during the first half of 2026 as compared to the same 2025 period, resulting in a higher percentage of NGLs being recovered from our wet gas stream as compared to natural gas.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Six Months Ended June 30,		Increase/(Decrease)
	2026	2025	Change	%
Operating costs (in thousands):
Lease operating expenses	$382,838	$367,599	$15,239	4%
Severance and ad valorem taxes	245,055	202,923	42,132	21%
Gathering, processing and transportation expenses	87,177	102,404	(15,227)	(15)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.36	$5.36	$—	—%
Severance and ad valorem taxes (% of revenue)	7.5%	7.9%	(0.4)%	(5)%
Gathering, processing and transportation expenses (per Boe)	$1.22	$1.49	$(0.27)	(18)%
Lease Operating Expenses. LOE per Boe for the six months ended June 30, 2026 and 2025, stayed consistent at $5.36 during each period. While LOE per Boe remained unchanged, total LOE for the six months ended June 30, 2026, increased by $15.2 million compared to the six months ended June 30, 2025, and was the direct result of our higher well count between periods primarily due to additional wells placed on production since June 30, 2025.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the six months ended June 30, 2026, increased $42.1 million compared to the six months ended June 30, 2025. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first half of 2026 increased $47.9 million, or 28%, compared to the same 2025 period primarily due to the 26% higher total oil and gas sales between periods. This increase was partially offset by ad valorem taxes that decreased $5.8 million for the first half of 2026 compared to the same 2025 period primarily due to lower ad valorem tax assessments between periods, which also drove the decrease in our severance and ad valorem taxes as a percentage of revenues between periods.
Gathering, Processing and Transportation Expenses. Total GP&T expense for the six months ended June 30, 2026, decreased $15.2 million compared to the six months ended June 30, 2025. This decrease in expense was mainly attributable to lower natural gas volumes sold between periods, which in turn resulted in a lower amount of plant processing fees and gathering costs being incurred. Additionally, the decrease was the result of changes to certain gathering agreements resulting in a greater portion of gathering, processing and transportation fees being reflected as a net reduction to our NGL and natural gas sales than as GP&T expense.

Our GP&T per Boe rate decreased to $1.22 for the first half of 2026 from $1.49 for the first half of 2025, driven primarily by the changes in our gathering agreements and by our natural gas volumes declining more than our total production volumes between periods. Refer to Note 12—Revenues under Part I, Item 1 of this Quarterly Report for additional information regarding our treatment of GP&T fees.
Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Six Months Ended June 30,
(in thousands, except per Boe data)	2026	2025
Depreciation, depletion and amortization	$1,026,448	$980,613
Depreciation, depletion and amortization per Boe	$14.37	$14.29
For the six months ended June 30, 2026, DD&A expense amounted to $1.0 billion, an increase of $45.8 million over the same 2025 period. The primary factor contributing to higher DD&A expense in 2026 was the increase in our overall production volumes between periods, which increased DD&A expense by $39.6 million during the first half of 2026, while slightly higher DD&A rates between periods increased DD&A expense by $6.2 million for the six months ended June 30, 2026. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash general and administrative expenses	$58,363	$57,403
Stock-based compensation expense	33,362	35,492
General and administrative expenses	$91,725	$92,895
Cash general and administrative expenses per Boe	$0.82	$0.84
G&A expenses for the six months ended June 30, 2026, were $91.7 million compared to $92.9 million for the six months ended June 30, 2025. Lower G&A for the first half of 2026 was the result of a $2.1 million decrease in stock-based compensation compared to the same 2025 period. Stock-based compensation fluctuates between periods based on the timing of grants and the vesting of our equity awards. This was partially offset by $1.0 million of higher cash G&A between periods, mainly related to our overall corporate growth.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Credit facility	$4,996	$4,732
5.375% Senior Notes due 2026	—	7,771
8.00% Senior Notes due 2027	12,711	22,000
3.25% Convertible Senior Notes due 2028	—	2,762
5.875% Senior Notes due 2029	20,562	20,562
9.875% Senior Notes due 2031	16,046	17,151
7.00% Senior Notes due 2032	35,000	35,000
6.25% Senior Notes due 2033	31,250	31,250
Amortization of debt issuance costs, discount and premium	4,489	4,299
Other interest expense	1,614	1,082
Total	$126,668	$146,609
Interest expense was $19.9 million lower for the six months ended June 30, 2026, compared to the same 2025 period primarily due to less interest incurred on our senior notes that were fully or partially redeemed or repurchased since June 30, 2025. Refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report for additional information regarding our senior notes.

Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding and (ii) monthly cash settlements on any closed out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Realized cash settlement gains (losses)	$(88,039)	$77,071
Non-cash mark-to-market derivative gain (loss)	(112,739)	53,679
Total	$(200,778)	$130,750
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Income before income taxes	$1,079,732	$798,404
Income tax expense	(236,874)	(162,820)
For the six months ended June 30, 2026, we generated pre-tax net income of $1.1 billion and recorded income tax expense of $236.9 million.
During the six months ended June 30, 2025, we generated pre-tax net income of $798.4 million and recorded income tax expense of $162.8 million. The primary factor decreasing our income tax expense below the U.S. statutory rate was the portion of pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

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
We continually evaluate our capital needs and compare them to our capital resources. During the six months ended June 30, 2026, our total capital expenditures incurred for drilling and development activity were $987.7 million. We funded our capital expenditures for the six months ended June 30, 2026, entirely from cash flows from operations, and we expect to fund the remainder of our 2026 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the six months ended June 30, 2026, we declared and paid quarterly dividends of $0.16 per share of Class A Common Stock for a total of $0.32 per share. The cash dividends paid totaled $269.1 million for the six months ended June 30, 2026.
Our stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the second quarter of 2026, we redeemed our 8.00% senior notes due 2027 at a redemption price equal to 100% of the $550.0 million principal amount outstanding, plus accrued and unpaid interest. Additionally, on July 15, 2026, we redeemed our 9.875% senior notes due 2031 at a redemption price equal to 104.938% of the $325.0 million principal amount outstanding, plus accrued and unpaid interest.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$2,320,764	$1,936,728
Net cash used in investing activities	(1,516,262)	(1,485,129)
Net cash used in financing activities	(826,470)	(479,940)

For the six months ended June 30, 2026, we generated $2.3 billion of cash from operating activities, an increase of $384.0 million from the same period in 2025. Cash provided by operating activities increased primarily due to higher realized prices and production volumes for oil, more purchased gas sales, less cash interest expense and lower GP&T expense during the six months ended June 30, 2026, as compared to the same 2025 period. These increasing factors were partially offset by lower realized prices for NGLs and natural gas, less realized cash settlements on our derivative contracts, higher severance and ad valorem taxes and lease operating expenses, as well as the timing of collections on our receivables during the six months ended June 30, 2026, as compared to the same 2025 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the six months ended June 30, 2026, cash flows from operating activities and cash on hand were used to (i) fund $987.7 million of drilling and development cash capital expenditures; (ii) redeem $550.0 million of our senior notes; (iii) fund acquisitions of oil and gas properties of $534.3 million; and (iv) pay $269.1 million in dividends to our shareholders.
During the six months ended June 30, 2025, cash flows from operating activities and proceeds of $176.0 million primarily from the sale of oil and natural gas gathering systems that were acquired during a prior year acquisition were used to (i) fund $1.0 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $650.3 million; (iii) pay $241.6 million in dividends and cash distributions to our shareholders and holders of our Common Units; (iv) redeem $177.7 million of our senior notes; and (v) repurchase $43.3 million of our Class A Common Stock.
Credit Agreement
We have a revolving Credit Agreement that provides for a senior unsecured revolving credit facility. As of June 30, 2026, we had no borrowings outstanding and $3.0 billion in available borrowing capacity under the Credit Agreement.
The Credit Agreement has a scheduled maturity date of April 30, 2031, and includes an option to extend the term for successive one-year periods, subject to, among certain other terms and conditions, the consent of the lenders holding greater than 50% of the commitments then outstanding under the Credit Agreement. The Credit Agreement provides for aggregate commitments of $3.0 billion, with an option to request increases in the aggregate commitments to an amount not to exceed $4.0 billion, subject to certain terms and conditions and includes a swingline subfacility and a letter of credit subfacility.
Borrowings under the Credit Agreement bear interest, at our election, based on either SOFR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The applicable margins for SOFR and Alternate Base Rate borrowings, as well as commitment fees for undrawn commitments, are based on our credit rating for our long-term senior unsecured indebtedness. As of June 30, 2026, the applicable margin for SOFR and Alternate Base Rate Loans is 150 basis points and 50 basis points, respectively, and the commitment fee is 20 basis points.
The Credit Agreement contains representations, warranties, covenants and events of default that we believe are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a ratio of Total Indebtedness to Capitalization Ratio (as defined in the Credit Agreement) of no greater than 65%.
Senior Notes
OpCo had $3.0 billion in debt outstanding as of June 30, 2026, consisting of senior unsecured notes with maturity dates ranging from 2029 to 2033. For further information on our debt instruments, refer to Note 4—Long-Term Debt under Part I, Item 1 of this Quarterly Report.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable, and we expect this volatility to continue in the future. Based on our production for the first half of 2026, our oil and gas sales for the six months ended June 30, 2026, would have moved up or down $299.0 million for each 10% change in oil prices per Bbl, $33.7 million for each 10% change in NGL prices per Bbl, and $13.9 million for each 10% change in natural gas prices per Mcf.
Due to this volatility, we have historically used, and we may elect to continue to selectively use, commodity derivative instruments (such as swaps, and basis swaps) to mitigate price risk associated with a portion of our anticipated production. Our derivative instruments allow us to reduce, but not eliminate, the potential effects of the variability in cash flows that can emanate from fluctuations in oil and natural gas prices and thereby provide increased certainty of cash flows for our development program and debt service requirements. These instruments provide price protection against declines in oil and natural gas prices, but alternatively they limit our potential gains from future increases in prices.
The table below summarizes the terms of the derivative contracts we had in place as of June 30, 2026, and additional contracts entered into through July 31, 2026. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of June 30, 2026.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	July 2026 - September 2026	6,440,000	70,000	$68.68
	October 2026 - December 2026	6,440,000	70,000	67.10
	January 2027 - March 2027	900,000	10,000	74.25
	April 2027 - June 2027	910,000	10,000	72.94
	July 2027 - September 2027	920,000	10,000	72.06
	October 2027 - December 2027	920,000	10,000	71.29

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps - Mid-Cush(1)	July 2026 - September 2026	6,440,000	70,000	$1.03
	October 2026 - December 2026	6,440,000	70,000	1.03
	January 2027 - March 2027	900,000	10,000	1.10
	April 2027 - June 2027	910,000	10,000	1.10
	July 2027 - September 2027	920,000	10,000	1.10
	October 2027 - December 2027	920,000	10,000	1.10

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	July 2026 - September 2026	6,578,000	71,500	$1.24
	October 2026 - December 2026	6,578,000	71,500	1.13

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	July 2026 - September 2026	12,604,000	137,000	$3.83
	October 2026 - December 2026	12,604,000	137,000	4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	July 2026 - September 2026	8,740,000	95,000	$1.80
	October 2026 - December 2026	15,145,000	164,620	2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	July 2026 - September 2026	9,200,000	100,000	$3.95
	October 2026 - December 2026	9,200,000	100,000	4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - Waha(1)	July 2026 - September 2026	12,604,000	137,000	$(1.42)
	October 2026 - December 2026	12,604,000	137,000	(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - HSC(2)	January 2027 - March 2027	9,000,000	100,000	$(0.48)
	April 2027 - June 2027	9,100,000	100,000	(0.48)
	July 2027 - September 2027	9,200,000	100,000	(0.48)
	October 2027 - December 2027	9,200,000	100,000	(0.48)
	January 2028 - March 2028	9,100,000	100,000	(0.36)
	April 2028 - June 2028	9,100,000	100,000	(0.36)
	July 2028 - September 2028	9,200,000	100,000	(0.36)
	October 2028 - December 2028	9,200,000	100,000	(0.36)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha price and the NYMEX Henry Hub price of natural gas.
(2)    These natural gas basis swap contracts are settled utilizing the HSC price and the NYMEX Henry Hub price of natural gas.

Changes in the fair value of derivative contracts from December 31, 2025, to June 30, 2026, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2025	$279,835
Commodity hedge contract settlement payments, net of any receipts	88,039
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	(200,778)
Net fair value of oil and gas derivative contracts outstanding as of June 30, 2026	$167,096

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the forward price curves underlying our crude oil derivative positions as of June 30, 2026, would cause a $114.0 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the forward price curves underlying our natural gas derivative positions as of June 30, 2026, would cause a $19.6 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets and/or downgrades in our credit rating. The Credit Agreement’s interest rate is based on a SOFR spread, which exposes us to interest rate risk to the extent we have borrowings outstanding under the credit facilities. As of June 30, 2026, we had no borrowings outstanding under the Credit Agreement. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The total debt balance of $3.0 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Long-Term Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are not aware of any other material environmental claims existing as of June 30, 2026, over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
During the three months ended June 30, 2026, we did not purchase any common stock in the open market under our stock repurchase program.
Item 5. Other Information
Trading Plans
During the quarter ended June 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Non-Employee Director Compensation Program
In August 2026, the Company’s board of directors reviewed Permian Resources’ Non-Employee Director Compensation Program (as amended and restated, the “Program”) and determined, following the recommendation of the compensation committee of the board of directors, to amend and restate the Program to, among other things, make certain administrative updates to provisions that no longer apply given the passage of time, including the removal of restrictions related to receipt of compensation for directors affiliated with our former sponsors, which are no longer (i) beneficial owners of 5% or more of the Company’s common stock or (ii) considered affiliates of the Company.
The foregoing description of the Program does not purport to be complete and is qualified in its entirety by reference to the full text of the Program, a copy of which is filed hereto as Exhibit 10.4 and incorporated by reference herein.
Fourth Amended and Restated Severance Plan
In August 2026, the Company’s board of directors approved, following consultation with the Company’s compensation consultant and the recommendation of the compensation committee of the board of directors, the Permian Resources’ Fourth Amended and Restated Severance Plan (the “Amended Plan”). Under the Amended Plan, all of the Company’s full-time employees, including the named executive officers, are eligible for benefits in connection with a Qualifying Termination (as defined in the Amended Plan). The Amended Plan amends and restates in its entirety the Permian Resources Corporation Third Amended and Restated Severance Plan to, among other things, include a form of separation agreement and increase the amount deemed to be Base Salary (as defined in the Amended Plan) for our Co-Chief Executive Officers from $750,000 to $1,000,000.
The Amended Plan makes no (i) changes to any benefits received by our other employees, including any non-CEO named executive officers, or (ii) other changes to any healthcare continuation benefits, outplacement benefits or equity treatment benefits that the named executive officers are entitled to receive following a Qualifying Termination, all of which is described in the Company’s 2026 Proxy Statement.
The foregoing description of the Amended Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Plan, a copy of which is filed hereto as Exhibit 10.3 and incorporated by reference herein.
OpCo Ninth Amended and Restated Limited Liability Company Agreement
In August 2026, the Company’s board of directors, the audit committee of the board of directors and the members of OpCo approved the Ninth Amended and Restated Limited Liability Company Agreement of OpCo (as amended and restated, the “A&R LLC Agreement”), effective as of August 4, 2026. Among other matters, the A&R LLC Agreement (i) provides that OpCo will issue Common Units to any member of the PubCo Holdings Group (as defined in the A&R LLC Agreement) in connection with the issuance of shares of Class A Common Stock, including under the LTIP, following the Company’s reorganization on January 7, 2026, (ii) reflects certain tax updates in the event that OpCo becomes a single member, disregarded entity for purposes of U.S. federal and applicable state and local taxes, (iii) makes certain administrative updates to provisions that no longer apply given the passage of time, and (iv) makes certain other clarifying and conforming changes.
The foregoing description of the A&R LLC Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R LLC Agreement, a copy of which is filed hereto as Exhibit 3.3 and incorporated by reference herein.

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on January 7, 2026).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2026).
3.3*	Ninth Amended and Restated Limited Liability Company Agreement of Permian Resources Operating, LLC
10.1
Credit Agreement, dated as of April 30, 2026, among Permian Resources Operating, LLC, JPMorgan Chase Bank, N.A. and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2026).

10.2#
First Amendment to the Permian Resources Corporation 2023 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2026).

10.3*#	Permian Resources Corporation Fourth Amended and Restated Severance Plan
10.4*#	Permian Resources Corporation 2026 Non-Employee Director Compensation Program
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer

Date:	August 6, 2026