Form 10-Q
period 2026-09-30
Permian Resources Corp
filed 2026-11-05
CIK 1658566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, there were 838,725,798 shares of Class A Common Stock, par value $0.0001 per share, outstanding.

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

NGL. Natural gas liquids. These are naturally occurring substances found in natural gas, including ethane, butane, isobutane, propane and natural gasoline that can be collectively removed from produced natural gas, separated into these substances and sold.
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
SOFR. Secured Overnight Financing Rate.
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
•political and economic conditions and events in or affecting other producing regions or countries, including the Middle East, Russia, Eastern Europe, Africa and South America, including in and around Iran, Saudi Arabia and Ukraine;
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
•our financial strategy, including our ability to obtain debt or equity financing on satisfactory terms, such as pursuant to our commercial paper program, our credit ratings, return of capital program, leverage, liquidity and capital required for our development program;
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
•the geographic concentration of our operations and/or consolidation in the oil and natural gas industry in the areas in which we operate or otherwise;
•our ability to obtain permits and governmental approvals;
•our compliance with government regulations, including those related to environmental, health and safety regulations and liabilities thereunder;
•the marketing and transportation of our oil, NGLs and natural gas;
•general economic, market and business conditions, including as they relate to credit and capital markets and inflation and interest rates;
•environmental and climate related risks, including seasonal weather conditions and natural disasters;
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
•security threats, including evolving cybersecurity risks such as those involving artificial intelligence, unauthorized access, denial-of-service attacks, third-party service provider failures, malicious software, data privacy breaches by employees, insiders or others with authorized access, cyber or phishing-attacks, ransomware, social engineering, physical breaches or other actions;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PERMIAN RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$95,033	$153,690
Accounts receivable, net	1,058,698	840,653
Derivative instruments	41,302	279,725
Prepaid and other current assets	30,048	38,075
Total current assets	1,225,081	1,312,143
Property and Equipment
Oil and natural gas properties, successful efforts method
Unproved properties	2,208,730	1,933,409
Proved properties	24,008,508	21,484,903
Accumulated depreciation, depletion and amortization	(8,768,851)	(7,168,925)
Total oil and natural gas properties, net	17,448,387	16,249,387
Other property and equipment, net	70,489	57,051
Total property and equipment, net	17,518,876	16,306,438
Noncurrent assets
Operating lease right-of-use assets	175,498	132,764
Other noncurrent assets	176,041	160,840
TOTAL ASSETS	$19,095,496	$17,912,185
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,770,340	$1,453,610
Current debt	393,000	—
Operating lease liabilities	101,572	79,496
Derivative instruments	109,298	—
Other current liabilities	84,303	144,726
Total current liabilities	2,458,513	1,677,832
Noncurrent liabilities
Long-term debt, net	2,653,322	3,545,598
Asset retirement obligations	191,031	166,847
Deferred income taxes	1,359,235	893,463
Operating lease liabilities	75,707	55,102
Other noncurrent liabilities	48,387	39,460
Total liabilities	6,786,195	6,378,302
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.0001 par value, 1,500,000,000 shares authorized:
Class A: 842,279,473 shares issued and 838,553,372 shares outstanding at September 30, 2026 and 757,854,120 shares issued and 751,746,410 shares outstanding at December 31, 2025	84	76
Class C: No shares issued and outstanding at September 30, 2026 and 84,378,125 shares issued and outstanding at December 31, 2025	—	8
Additional paid-in capital	9,893,367	8,710,698
Retained earnings (accumulated deficit)	2,415,850	1,567,500
Total shareholders' equity	12,309,301	10,278,282
Noncontrolling interest	—	1,255,601
Total equity	12,309,301	11,533,883
TOTAL LIABILITIES AND EQUITY	$19,095,496	$17,912,185
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues
Oil and gas sales	$1,957,710	$1,321,796	$5,203,891	$3,895,843
Operating expenses
Lease operating expenses	215,000	191,338	597,838	558,937
Severance and ad valorem taxes	151,916	101,481	396,971	304,404
Gathering, processing and transportation expenses	51,101	53,971	138,278	156,375
Depreciation, depletion and amortization	592,944	526,915	1,619,392	1,507,528
General and administrative expenses	48,829	49,963	140,554	142,858
Impairment and abandonment expense	3,339	2,251	7,090	7,606
Exploration and other expenses	6,751	4,933	20,517	25,243
Total operating expenses	1,069,880	930,852	2,920,640	2,702,951
Income from operations	887,830	390,944	2,283,251	1,192,892

Other income (expense)
Interest expense	(53,259)	(69,386)	(179,927)	(215,995)
Gain (loss) on extinguishment of debt	1,372	(264,294)	6,661	(270,120)
Net gain (loss) on derivative instruments	(308,585)	105,714	(509,363)	236,464
Other income (expense)	2,582	5,877	9,050	24,018
Total other income (expense)	(357,890)	(222,089)	(673,579)	(225,633)

Income before income taxes	529,940	168,855	1,609,672	967,259
Income tax expense	(109,779)	(87,394)	(346,653)	(250,214)
Net income	420,161	81,461	1,263,019	717,045
Less: Net income attributable to noncontrolling interest	—	(22,227)	(6,774)	(121,376)
Net income attributable to Class A Common Stock	$420,161	$59,234	$1,256,245	$595,669

Income per share of Class A Common Stock:
Basic	$0.50	$0.08	$1.51	$0.84
Diluted	$0.49	$0.08	$1.48	$0.83
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,263,019	$717,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,619,392	1,507,528
Stock-based compensation expense	54,856	55,344
Impairment and abandonment expense	7,090	7,606
Deferred tax expense	331,109	246,348
Non-cash portion of derivative (gain) loss	338,294	(88,986)
Amortization of debt issuance costs, discount and premium	7,971	6,313
(Gain) loss on extinguishment of debt	(6,661)	270,120
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(205,916)	(40,230)
(Increase) decrease in prepaid and other assets	45,142	(2,975)
Increase (decrease) in accounts payable and other liabilities	121,043	25,101
Net cash provided by operating activities	3,575,339	2,703,214
Cash flows from investing activities:
Acquisition of oil and natural gas properties, net	(1,199,326)	(830,278)
Drilling and development capital expenditures	(1,505,950)	(1,485,408)
Purchases of other property and equipment	(21,017)	(11,344)
Proceeds from sales of oil and natural gas properties	1,115	179,616
Net cash used in investing activities	(2,725,178)	(2,147,414)
Cash flows from financing activities:
Issuance and borrowings of current debt, net	393,000	—
Proceeds from borrowings under revolving credit facility	1,878,000	—
Repayment of borrowings under revolving credit facility	(1,878,000)	—
Redemption of senior notes	(875,000)	(464,548)
Debt issuance and redemption costs	(25,047)	(18,535)
Proceeds from exercise of stock options	2,355	219
Share repurchases	—	(73,700)
Dividends paid	(404,126)	(324,201)
Distributions paid to noncontrolling interest owners	—	(42,573)
Net cash used in financing activities	(908,818)	(923,338)
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,657)	(367,538)
Cash, cash equivalents and restricted cash, beginning of period	153,690	479,343
Cash, cash equivalents and restricted cash, end of period	$95,033	$111,805
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information
Cash paid for interest	$237,699	$264,326
Cash paid (refunded) for income taxes	5,066	(589)
Supplemental non-cash activity
Equity issued to redeem Convertible Senior Notes	—	430,021
Accrued capital expenditures included in accounts payable and accrued expenses	373,748	272,662
Asset retirement obligations incurred and acquired, including revisions to estimates	23,527	12,955
Dividends payable	14,158	12,529
The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	757,854	$76	84,378	$8	$8,710,698	$1,567,500	$10,278,282	$1,255,601	$11,533,883
Restricted stock issued	61	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,202	—	16,202	—	16,202
Stock option exercises	80	—	—	—	1,227	—	1,227	—	1,227
Dividends	—	—	—	—	—	(135,972)	(135,972)	—	(135,972)
Conversion of common shares from Class C to Class A, net of tax	84,378	8	(84,378)	(8)	1,125,589	—	1,125,589	(1,262,544)	(136,955)
Equity impact from transactions effecting Common Units, net of tax	—	—	—	—	(131)	—	(131)	169	38
Net income	—	—	—	—	—	43,620	43,620	6,774	50,394
Balance at March 31, 2026	842,373	$84	—	$—	$9,853,585	$1,475,148	$11,328,817	$—	$11,328,817
Restricted stock issued	96	—	—	—	—	—	—	—	—
Restricted stock forfeited	(116)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,321	—	19,321	—	19,321
Stock option exercises	21	—	—	—	384	—	384	—	384
Dividends	—	—	—	—	—	(135,909)	(135,909)	—	(135,909)
Net income	—	—	—	—	—	792,464	792,464	—	792,464
Balance at June 30, 2026	842,374	$84	—	$—	$9,873,290	$2,131,703	$12,005,077	$—	$12,005,077
Restricted stock issued	2	—	—	—	—	—	—	—	—
Restricted stock forfeited	(135)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,333	—	19,333	—	19,333
Stock option exercises	38	—	—	—	744	—	744	—	744
Dividends	—	—	—	—	—	(136,014)	(136,014)	—	(136,014)
Net income	—	—	—	—	—	420,161	420,161	—	420,161
Balance at September 30, 2026	842,279	$84	—	$—	$9,893,367	$2,415,850	$12,309,301	$—	$12,309,301

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	707,388	$71	99,600	$10	$8,056,552	$1,081,895	$9,138,528	$1,379,991	$10,518,519
Restricted stock issued	2,203	—	—	—	—	—	—	—	—
Restricted stock forfeited	(66)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,929	—	16,929	—	16,929
Stock option exercises	4	—	—	—	21	—	21	—	21
Dividends	—	—	—	—	—	(107,519)	(107,519)	—	(107,519)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,940)	(14,940)
Conversion of common shares from Class C to Class A, net of tax	549	—	(549)	—	7,799	—	7,799	(7,825)	(26)
Equity impact from transactions effecting Common Units, net of tax of $0.3 million	—	—	—	—	(880)	—	(880)	1,133	253
Net income	—	—	—	—	—	329,298	329,298	61,265	390,563
Balance at March 31, 2025	710,078	$71	99,051	$10	$8,080,421	$1,303,674	$9,384,176	$1,419,624	$10,803,800
Restricted stock issued	301	—	—	—	—	—	—	—	—
Restricted stock forfeited	(135)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(4,120)	—	—	—	(43,347)	—	(43,347)	—	(43,347)
Performance stock units vested and issued	118	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,164	—	20,164	—	20,164
Stock option exercises	5	—	—	—	38	—	38	—	38
Dividends	—	—	—	—	—	(107,067)	(107,067)	—	(107,067)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(14,857)	(14,857)
Equity impact from transactions effecting Common Units, net of tax of $0.8 million	—	—	—	—	(2,672)	—	(2,672)	3,438	766
Net income	—	—	—	—	—	207,137	207,137	37,884	245,021
Balance at June 30, 2025	706,247	$71	99,051	$10	$8,054,604	$1,403,744	$9,458,429	$1,446,089	$10,904,518

PERMIAN RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (continued)
(in thousands)

	Common Stock				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Class A		Class C
	Shares	Amount	Shares	Amount
Restricted stock issued	2,031	—	—	—	—	—	—	—	—
Restricted stock forfeited	(206)	—	—	—	—	—	—	—	—
Share repurchases - Class A	(250)	—	—	—	(3,432)	—	(3,432)	—	(3,432)
Share repurchases - Class C	—	—	(2,000)	—	—	—	—	(26,920)	(26,920)
Stock-based compensation	—	—	—	—	18,251	—	18,251	—	18,251
Stock option exercises	25	—	—	—	160	—	160	—	160
Dividends	—	—	—	—	—	(113,609)	(113,609)	—	(113,609)
Distributions to noncontrolling interest owners	—	—	—	—	—	—	—	(12,776)	(12,776)
Conversion of common shares from Class C to Class A, net of tax	11,877	1	(11,877)	(1)	173,649	—	173,649	(176,836)	(3,187)
Convertible senior notes redemption	30,569	3	—	—	430,018	—	430,021	—	430,021
Equity impact from transactions effecting Common Units, net of tax of $1.0 million	—	—	—	—	3,353	—	3,353	(4,316)	(963)
Net income	—	—	—	—	—	59,234	59,234	22,227	81,461
Balance at September 30, 2025	750,293	$75	85,174	$9	$8,676,603	$1,349,369	$10,026,056	$1,247,468	$11,273,524

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
Corporate Reorganization
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
In the opinion of management, all normal, recurring adjustments and accruals considered necessary to present fairly, in all material respects, the Company’s interim financial results have been included. Operating results for the periods presented are not necessarily indicative of expected results for the full year. The consolidated financial statements include the accounts of the Company, its subsidiary OpCo and OpCo’s wholly owned subsidiaries. Noncontrolling interest represented third-party ownership in OpCo and as of March 31, 2026, was fully eliminated. Refer to Note 9—Shareholders’ Equity and Noncontrolling Interest for a discussion of noncontrolling interest.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Leases
The Company has operating leases for drilling rig contracts, office rental agreements and other wellhead equipment and a financing lease for a ground lease for its office building in Midland, Texas. The Company did not enter into any material, non-routine leases during the nine months ended September 30, 2026.
The following table provides additional information related to the Company’s lease assets and liabilities as presented on the balance sheet for the periods presented:

(in thousands)	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets
Operating right-of-use assets	Operating lease right-of-use assets	$175,498	$132,764
Finance right-of-use asset	Other noncurrent assets	14,759	14,877
Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$101,572	$79,496
Finance lease liability	Other current liabilities	806	791
Noncurrent
Operating lease liabilities	Operating lease liabilities	$75,707	$55,102
Finance lease liability	Other noncurrent liabilities	15,792	15,522
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2—Acquisitions
Bolt-On Acquisitions
During the nine months ended September 30, 2026 and 2025, the Company completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $1.1 billion and $225.6 million, respectively. These transactions were recorded as asset acquisitions in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).
On June 16, 2025, the Company completed its acquisition of approximately 13,000 net leasehold acres from Apache Corporation for an unadjusted purchase price of $608 million. The acreage acquired is predominantly located directly offsetting the Company’s existing asset position in the core of its New Mexico operating area. The acquisition was recorded as an asset acquisition in accordance with ASC 805. Total consideration paid was $572.3 million after settlement statement adjustments, of which $500.6 million was allocated to proved properties and $80.8 million to unproved properties on a relative fair value basis with the remaining $9.1 million related to liabilities assumed.
Note 3—Accounts Receivable, Accounts Payable and Accrued Expenses
Accounts receivable are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Oil and gas sales receivable, net	$800,769	$435,017
Joint interest billings, net	257,857	314,835
Derivative settlements receivable	—	41,866
Other receivables	72	48,935
Accounts receivable, net	$1,058,698	$840,653
Accounts payable and accrued expenses are comprised of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accounts payable	$123,177	$70,528
Accrued capital expenditures	291,746	205,050
Revenues payable	1,024,364	854,633
Employee compensation and benefits payable	25,792	28,462
Interest payable	36,914	105,367
Accrued derivative settlement	52,418	—
Accrued expenses and other payables	215,929	189,570
Accounts payable and accrued expenses	$1,770,340	$1,453,610

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4—Debt
The following table provides information about the Company’s debt as of the dates indicated:

(in thousands)	September 30, 2026	December 31, 2025
Credit Facility	$—	$—
Commercial Paper	393,000	—
Senior Notes
8.00% Senior Notes due 2027	—	550,000
5.875% Senior Notes due 2029	700,000	700,000
9.875% Senior Notes due 2031	—	325,000
7.00% Senior Notes due 2032	1,000,000	1,000,000
6.25% Senior Notes due 2033	1,000,000	1,000,000
Unamortized debt issuance costs on Senior Notes	(22,136)	(24,405)
Unamortized debt (discount)/premium	(24,542)	(4,997)
Senior Notes, net	2,653,322	3,545,598

Total debt, net	$3,046,322	$3,545,598
Credit Agreement
On April 30, 2026, OpCo entered into a new credit agreement with a syndicate of banks that provides for a $3.0 billion senior unsecured revolving credit facility maturing on April 30, 2031 (the “Credit Agreement”). The Credit Agreement replaced the Company’s existing secured revolving credit facility, which was terminated without penalty in connection with entering into the Credit Agreement. As of September 30, 2026, the Company had no borrowings outstanding and $3.0 billion in available borrowing capacity under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at the Company’s election, based on either SOFR plus an applicable margin or the Alternate Base Rate plus an applicable margin (such terms used herein as defined in the Credit Agreement). The applicable margins for SOFR and Alternate Base Rate borrowings, as well as commitment fees for undrawn commitments, are based on the Company’s credit rating for its long-term senior unsecured indebtedness. As of September 30, 2026, the applicable margin for SOFR and Alternate Base Rate borrowings was 150 basis points and 50 basis points, respectively, and the commitment fee was 20 basis points.
The Credit Agreement contains representations, warranties, covenants and events of default that the Company believes are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant requiring the maintenance of a Total Indebtedness to Capitalization (as defined in the Credit Agreement) of no greater than 65%, which is determined as of the last day of each fiscal quarter. OpCo was in compliance with the covenants and the applicable financial ratio described above as of September 30, 2026.
Commercial Paper
In August 2026, OpCo established a commercial paper program that permits the Company to issue unsecured, short-term promissory notes (“Commercial Paper”) up to a maximum aggregate principal amount of $2.0 billion outstanding at any time. The maturities of the Commercial Paper may vary but may not exceed 364 days from the date of issuance. Interest rates on the Commercial Paper are established at issuance in line with then-current conditions in the U.S. commercial paper market, with individual notes priced either at a discount to par or at par value.
The Credit Agreement and its $3.0 billion unsecured revolving capacity serve as a liquidity backstop for the Commercial Paper, and the Company intends to keep unused capacity under the Credit Agreement at least equal to its outstanding Commercial Paper. As of September 30, 2026, the Company had $393.0 million of Commercial Paper outstanding maturing in October 2026 with a weighted average interest rate of 4.4%. The outstanding Commercial Paper is classified as Current debt on the Company’s consolidated balance sheets.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Unsecured Notes
The table below summarizes the interest rates, interest payment dates, principal amounts outstanding and the maturity dates related to OpCo’s outstanding senior unsecured note obligations as of September 30, 2026.

	Interest Rate	Interest Payment Dates	Principal Amount (in thousands)	Maturity Date
5.875% Senior Notes due 2029	5.875%	January 1, July 1	700,000	July 1, 2029
7.00% Senior Notes due 2032	7.00%	January 15, July 15	1,000,000	January 15, 2032
6.25% Senior Notes due 2033	6.25%	February 1, August 1	1,000,000	February 1, 2033
The 5.875% senior notes due 2029, 7.00% senior notes due 2032 and 6.25% senior notes due 2033 (collectively, the “Senior Unsecured Notes”) are unsecured senior obligations. OpCo may redeem some or all of its Senior Unsecured Notes prior to their maturity at redemption prices that may include a premium, plus accrued and unpaid interest as described in the indentures governing the Senior Unsecured Notes. The Senior Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and each of OpCo’s current subsidiaries that guarantee borrowings under OpCo’s Credit Agreement.
If OpCo experiences certain defined changes of control accompanied by a ratings decline, each holder of the Senior Unsecured Notes may require OpCo to repurchase all or a portion of its Senior Unsecured Notes for cash at a price equal to 101% of the aggregate principal amount of such Senior Unsecured Notes, plus any accrued but unpaid interest to the date of repurchase.
The indentures governing the Senior Unsecured Notes contain covenants that, among other things and subject to certain exceptions and qualifications, limit OpCo’s ability and the ability of OpCo’s restricted subsidiaries to create certain liens. If the Company ceases to have an investment grade credit rating from either Standard & Poor’s Financial Services LLC or Moody’s Ratings, certain restrictive covenants, including restrictions on the payment of dividends or the redemption or repurchase of capital stock or subordinated indebtedness, affiliate transactions, asset sales and the incurrence of additional indebtedness, will be reinstated in accordance with the terms and conditions of the indenture governing the 5.875% senior notes. OpCo was in compliance with any remaining covenants as of September 30, 2026.
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
On July 15, 2026, the Company redeemed all of the outstanding 9.875% senior notes due 2031 (the “2031 Senior Notes”) at a redemption price equal to 104.938% of the aggregate principal amount outstanding of $325.0 million plus accrued and unpaid interest up to, but excluding, the redemption date. In connection with this redemption, the Company paid total consideration of $341.0 million, excluding interest, and recognized a $1.4 million gain on extinguishment of debt, reflecting the difference between the redemption price and the carrying value of the 2031 Senior Notes, which included the associated unamortized debt premium.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5—Asset Retirement Obligations
The following table summarizes changes in the Company’s asset retirement obligations (“ARO”) associated with its working interests in oil and gas properties for the nine months ended September 30, 2026:

(in thousands)
Asset retirement obligations, beginning of period	$189,350
Liabilities incurred	10,476
Liabilities acquired	13,051
Liabilities divested and settled	(5,763)
Accretion expense	9,789
Asset retirement obligations, end of period	216,903
Less current portion(1)	(25,872)
Asset retirement obligations - long-term, end of period	$191,031

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
The following table summarizes stock-based compensation expense recognized for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Equity Awards
Restricted Stock	$9,435	$7,463	$27,657	$21,390
Performance stock units	9,898	10,788	27,199	33,954
Total stock-based compensation expense	$19,333	$18,251	$54,856	$55,344
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Restricted Stock
The following table provides information about Restricted Stock activity during the nine months ended September 30, 2026:

	Restricted Stock	Weighted Average Fair Value
Unvested balance as of December 31, 2025	6,107,715	$14.17
Granted	1,583,287	22.19
Vested	(2,290,338)	14.00
Forfeited	(265,231)	14.60
Unvested balance as of September 30, 2026	5,135,433	16.70
The Company grants service-based Restricted Stock to certain officers and employees, which either vests ratably over a three-year service period or cliff vests upon a twelve-month to five-year service period, and to directors, which vests over a one-year service period. Compensation cost for these service-based Restricted Stock grants is based on the closing market price of the Company’s Class A Common Stock on the grant date, and such costs are recognized ratably over the applicable vesting period. The total fair value of Restricted Stock that vested during the nine months ended September 30, 2026 and 2025, was $32.1 million and $16.8 million, respectively. Unrecognized compensation cost related to Restricted Stock that was unvested as of September 30, 2026, was $64.3 million, which the Company expects to recognize over a weighted average period of 2.1 years.
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
The following table provides information about stock option awards outstanding during the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	239,533	$16.11		$339
Exercised	(157,033)	17.25		472
Expired	(1,000)	21.88
Outstanding as of September 30, 2026	81,500	13.85	2.0	595
Exercisable as of September 30, 2026	81,500	13.85	2.0	595
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the key assumptions and related information used to determine the fair value of PSUs granted during the nine months ended September 30, 2026:

2026 Awards
Fair value per share	$28.07
Expected implied stock volatility	41.4%
Risk-free interest rate	3.4%
The following table provides information about PSUs outstanding during the nine months ended September 30, 2026:

	Awards	Weighted Average Fair Value
Unvested balance as of December 31, 2025	5,238,609	$17.93
Granted	1,970,372	28.07
Vested	—	—
Forfeited	(14,553)	23.95
Unvested balance as of September 30, 2026	7,194,428	20.70
As of September 30, 2026, there was $63.6 million of unrecognized compensation cost related to PSUs that were unvested, which the Company expects to recognize on a pro-rata basis over a weighted average period of 1.5 years.
Note 7—Derivative Instruments
The Company is exposed to certain risks relating to its ongoing business operations and may use derivative instruments to manage its exposure to commodity price risk from time to time.
Commodity Derivative Contracts
Historically, prices received for crude oil and natural gas production have been volatile because of supply and demand factors, worldwide political factors, general economic conditions and seasonal weather patterns. The Company may periodically use derivative instruments, such as swaps, basis swaps and other similar agreements, to mitigate its exposure to declines in commodity prices and to the corresponding negative impacts such declines can have on its cash flows from operations, returns on capital and other financial results. While the use of these instruments limits the downside risk of adverse price changes, their use may also limit future revenues from favorable price changes. The Company does not enter into derivative contracts for speculative or trading purposes.
Commodity Swaps. The Company may use commodity derivative instruments known as fixed price swaps to realize a known price for a specific volume of production or basis swaps to hedge the difference between the index price and a local or future index price. All transactions are settled in cash with one party paying the other for the resulting difference in price multiplied by the contract volume.
The following table summarizes the approximate volumes and average contract prices of derivative contracts the Company had in place as of September 30, 2026:

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	October 2026 - December 2026	6,440,000	70,000	$67.10
	January 2027 - March 2027	1,800,000	20,000	77.25
	April 2027 - June 2027	1,820,000	20,000	74.35
	July 2027 - September 2027	1,840,000	20,000	72.64
	October 2027 - December 2027	1,840,000	20,000	71.49

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps - Mid-Cush(1)	October 2026 - December 2026	6,440,000	70,000	$1.03
	January 2027 - March 2027	1,800,000	20,000	1.13
	April 2027 - June 2027	1,820,000	20,000	1.13
	July 2027 - September 2027	1,840,000	20,000	1.13
	October 2027 - December 2027	1,840,000	20,000	1.13

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	October 2026 - December 2026	6,578,000	71,500	$1.13
	January 2027 - March 2027	1,800,000	20,000	1.76
	April 2027 - June 2027	1,820,000	20,000	1.76
	July 2027 - September 2027	1,840,000	20,000	1.76
	October 2027 - December 2027	1,840,000	20,000	1.76

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	October 2026 - December 2026	12,604,000	137,000	$4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	October 2026 - December 2026	15,145,000	164,620	$2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	October 2026 - December 2026	9,200,000	100,000	$4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - Waha(1)	October 2026 - December 2026	12,604,000	137,000	$(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - HSC(2)	January 2027 - March 2027	9,000,000	100,000	$(0.48)
	April 2027 - June 2027	9,100,000	100,000	(0.48)
	July 2027 - September 2027	9,200,000	100,000	(0.48)
	October 2027 - December 2027	9,200,000	100,000	(0.48)
	January 2028 - March 2028	9,100,000	100,000	(0.36)
	April 2028 - June 2028	9,100,000	100,000	(0.36)
	July 2028 - September 2028	9,200,000	100,000	(0.36)
	October 2028 - December 2028	9,200,000	100,000	(0.36)

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
The following table presents the impact of the Company’s derivative instruments in its consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net gain (loss) on derivative instruments	$(308,585)	$105,714	$(509,363)	$236,464

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

	Balance Sheet Classification	Gross Fair Value Asset/Liability Amounts	Gross Amounts Offset(1)	Net Recognized Fair Value Assets/Liabilities
(in thousands)		September 30, 2026
Derivative Assets
Commodity contracts	Derivative instruments	$120,289	$(78,987)	$41,302
	Other noncurrent assets	28,121	(13,197)	14,924
Derivative Liabilities
Commodity contracts	Derivative instruments	$188,285	$(78,987)	$109,298
	Other noncurrent liabilities	18,584	(13,197)	5,387

		December 31, 2025
Derivative Assets
Commodity contracts	Derivative instruments	$281,752	$(2,027)	$279,725
	Other noncurrent assets	8,733	(7,987)	746
Derivative Liabilities
Commodity contracts	Derivative instruments	$2,027	$(2,027)	$—
	Other noncurrent liabilities	8,623	(7,987)	636

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
Note 8—Fair Value Measurements
Recurring Fair Value Measurements
The Company follows ASC Topic 820, Fair Value Measurement, which establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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
(Unaudited)

The following table presents, for each applicable level within the fair value hierarchy, the Company’s net derivative assets and liabilities, including both current and noncurrent portions, measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3
September 30, 2026
Total assets	$—	$56,226	$—
Total liabilities	—	114,685	—
December 31, 2025
Total assets	$—	$280,471	$—
Total liabilities	—	636	—
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
Other Financial Instruments
The carrying amounts of the Company’s cash, cash equivalents, current debt, accounts receivable, accounts payable, and accrued liabilities approximate their fair values because of the short-term maturities and/or liquid nature of these assets and liabilities.
The Company’s senior notes and borrowings under the Credit Agreement are accounted for at cost. The following table summarizes the carrying values, principal amounts and fair values of these instruments as of the periods indicated:

	September 30, 2026			December 31, 2025
	Carrying Value	Principal Amount	Fair Value	Carrying Value	Principal Amount	Fair Value
Credit Facility(1)	$—	$—	$—	$—	$—	$—
8.00% Senior Notes due 2027(2)	—	—	—	556,453	550,000	557,270
5.875% Senior Notes due 2029(2)	677,248	700,000	698,635	671,782	700,000	703,417
9.875% Senior Notes due 2031(2)	—	—	—	343,761	325,000	349,642
7.00% Senior Notes due 2032(2)	987,570	1,000,000	1,017,684	986,174	1,000,000	1,044,656
6.25% Senior Notes due 2033(2)	988,504	1,000,000	997,814	987,428	1,000,000	1,028,006

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
Corporate Reorganization and Stock Conversions
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
A portion of the Class C Common Stock surrendered in connection with the Reorganization was held by certain executive officers and entities controlled by a member of the Company’s board of directors and constituted a related party transaction defined in ASC 850, Related Party Transactions. No cash was exchanged and no amounts due from or to the related parties were recorded in connection with the transaction.
During the nine months ended September 30, 2026 and 2025, including the exchanges completed in connection with the Reorganization, certain legacy owners of Colgate Energy Partners III, LLC (“Colgate”) and Earthstone Energy, Inc. (“Earthstone”) exchanged an aggregate 84.4 million and 12.4 million, respectively, of their Common Units, with the cancellation of a corresponding number of shares of Class C Common Stock, for an equivalent number of shares of Class A Common Stock. Deferred tax liabilities of $137.0 million and $3.2 million were recorded in equity as a result of the conversions of shares from the noncontrolling interest owners for the nine months ended September 30, 2026 and 2025, respectively. No cash proceeds were received by the Company in connection with these transactions.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Dividends
The following table summarizes the Company’s dividend per share of Class A Common Stock and distribution per Common Unit (each of which has an underlying share of Class C Common Stock) declared and total dividends/distributions paid during each period:

	Dividend/Distribution per Share	Total Dividends/Distributions Paid
Three Months Ended,		(in thousands)
September 30, 2026	$0.16	$134,993
September 30, 2025	$0.15	$125,200
Nine Months Ended,
September 30, 2026	$0.48	$404,126
September 30, 2025	$0.45	$366,774
Repurchase Program
The Company’s board of directors authorized a stock repurchase program to acquire up to $1.0 billion of the Company’s outstanding common stock (the “Repurchase Program”), which was approved to run on an indefinite basis and can be used by the Company to reduce its shares of common stock outstanding. Repurchases may be made from time to time in the open market or via privately negotiated transactions at the Company’s discretion and will be subject to market conditions, applicable legal requirements, available liquidity, compliance with the Company’s debt agreements and other factors. The Repurchase Program does not require any specific number of shares to be acquired and can be modified or discontinued by the Company’s board of directors at any time.
During the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock under the Repurchase Program. During the nine months ended September 30, 2025, the Company paid $46.8 million to repurchase 4.4 million shares of Class A Common Stock at a weighted average price of $10.70 per share as part of the Repurchase Program. The shares that were repurchased were subsequently canceled by the Company. Additionally, during the nine months ended September 30, 2025, the Company paid $26.9 million to repurchase 2.0 million Common Units of OpCo resulting in an equal number of the underlying shares of Class C Common Stock simultaneously being canceled under its Repurchase Program.
Stock Issuances
During the nine months ended September 30, 2025, the Company issued 30.6 million shares of Class A Common Stock in connection with the redemption of its 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”).
Note 10—Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Class A Common Stock by the weighted average shares of Class A Common Stock outstanding during each period. Diluted EPS is calculated by dividing adjusted net income by the weighted average shares of diluted Class A Common Stock outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for the diluted EPS calculation consist of (i) unvested equity-based Restricted Stock and PSUs as well as outstanding stock options, all using the treasury stock method; and (ii) the Company’s Class C Common Stock and shares issuable for the Convertible Senior Notes using the “if-converted” method. The Company's Class C Common Stock was eliminated during the three months ended March 31, 2026, and the Convertible Senior Notes were fully redeemed during the year ended December 31, 2025, and are therefore no longer potentially dilutive securities in the EPS calculation.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the EPS computations for the periods indicated based on a weighted average number of Class A Common Stock outstanding each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income attributable to Class A Common Stock	$420,161	$59,234	$1,256,245	$595,669

Basic weighted average shares of Class A Common Stock outstanding	837,876	712,282	829,245	705,920
Add: Dilutive effects of equity awards	20,704	15,411	18,111	14,818
Diluted weighted average shares of Class A Common Stock outstanding	858,580	727,693	847,356	720,738

Basic net earnings per share of Class A Common Stock	$0.50	$0.08	$1.51	$0.84
Diluted net earnings per share of Class A Common Stock	$0.49	$0.08	$1.48	$0.83
The following table presents shares excluded from the diluted earnings per share calculation for the periods presented as their impact was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Weighted average shares of Class C Common Stock outstanding	—	95,660	8,025	98,087
Convertible Senior Notes	—	22,864	—	27,972
Performance stock units	—	1,250	—	1,341
Restricted Stock	349	690	167	1,169
Out-of-the-money stock options	4	246	70	274
Note 11—Commitments and Contingencies
Commitments
The Company routinely enters into, extends or amends operating agreements in the ordinary course of business. There have been no material, non-routine changes in commitments during the nine months ended September 30, 2026.
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
Note 12—Revenues
Revenue from Contracts with Customers
Crude oil, NGL and natural gas sales are recognized at the point that control of the product is transferred to the customer and collectability is probable. Substantially all of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, transportation costs to an active market and quality differentials. As a result, the Company’s realized prices of oil, NGLs and natural gas fluctuate to remain competitive with other available oil, NGLs and natural gas supplies both globally and locally.

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Oil and gas revenues presented within the consolidated statements of operations relate to the sale of oil, NGLs and natural gas and purchased gas sales as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues (in thousands):
Oil sales	$1,640,786	$1,113,847	$4,631,273	$3,231,068
NGL sales	263,616	170,385	600,579	513,426
Natural gas sales	52,036	33,856	(87,170)	145,686
Purchased gas sales, net	1,272	3,708	59,209	5,663
Oil and gas sales	$1,957,710	$1,321,796	$5,203,891	$3,895,843
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
Performance obligations
For all commodity products, the Company records revenue in the month production is delivered to the purchaser. Settlement statements for crude oil are generally received within 30 days following the date that production volumes are delivered, but for NGL and natural gas sales, statements may not be received for 30 to 60 days after delivery has occurred. However, payment is unconditional once the performance obligations have been satisfied. At such time, the volumes delivered and sales prices can be reasonably estimated and amounts due from customers are accrued in Accounts receivable, net in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, such receivable balances were $800.8 million and $435.0 million, respectively.
The Company records any differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. Historically, any identified differences between revenue estimates and actual revenue received have not been significant. For the nine months ended September 30, 2026 and 2025, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.
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

PERMIAN RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13—Subsequent Events
2026 New Mexico Bolt-On Acquisition
On October 30, 2026, the Company completed its acquisition of Ridge Runner Resources II, LLC and its affiliated royalty company for an approximate purchase price of $1.0 billion. The purchase price is subject to customary adjustments and was funded with cash on hand and the issuance of Commercial Paper. The transaction also provides for potential contingent consideration payments of up to $125 million that are based on quarterly WTI prices over a two-year period, starting January 1, 2027. The acquisition consists of both unproved and proved oil and gas properties located in Eddy and Lea counties in New Mexico that are directly offset to the Company’s existing position in the core of the Northern Delaware Basin. The Company will account for this acquisition as an asset acquisition in accordance with ASC 805.

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
Crude oil prices have been highly volatile over the past year. NYMEX WTI prices declined through 2025, reaching a low of approximately $55.27 per barrel in December 2025, reflecting global supply growth, including increased OPEC+ production, and concerns regarding global economic growth, inflation, and international tariffs and trade policies. In early 2026, hostilities in the Middle East and resulting disruptions to key shipping routes through the Strait of Hormuz materially curtailed crude oil exports from the region, and NYMEX WTI prices reached a high of $112.95 per barrel on April 7, 2026. Oil prices subsequently declined during the second quarter of 2026 due to developments regarding the potential reopening of the Strait of Hormuz, but have since risen from second-quarter lows throughout the second half of 2026 following continued disruptions affecting global oil infrastructure and tankers. Significant uncertainty remains regarding the resolution of these conflicts, the level of international production, the restoration of shipping routes, and their ultimate impact on global supply and prices.
Throughout 2025 and 2026, natural gas prices in the Permian Basin have been adversely impacted by pipeline capacity constraints out of the basin, pipeline maintenance, and higher production levels. These factors have led to lower or, during certain periods, negative regional gas prices being realized for natural gas sales at the Waha Hub in West Texas. Notably, Waha natural gas prices traded as low as negative $9.52 per MMBtu on April 16, 2026. More recently, Waha natural gas prices have returned to positive territory and averaged approximately $1.75 per MMBtu during the third quarter of 2026, driven primarily by additional pipeline capacity out of the Permian Basin.
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

	2024				2025				2026
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Crude oil (per Bbl)	$76.96	$80.55	$75.16	$70.28	$71.42	$63.71	$64.95	$59.13	$71.93	$92.85	$85.68
Natural gas (per MMBtu)	$2.41	$2.04	$2.08	$2.42	$4.27	$3.16	$3.07	$3.69	$4.84	$2.93	$2.87
Lower commodity prices and lower futures curves for oil and gas prices can result in impairments of our proved oil and gas properties or undeveloped acreage and may materially and adversely affect our operating cash flows, liquidity, financial condition, results of operations, future business and operations, and/or our ability to finance planned capital expenditures.

Due to the cyclical nature of the oil and gas industry, fluctuating demand for oilfield goods and services can put pressure on the pricing structure within our industry. The cost of oilfield goods and services are closely linked to commodity price trends, rising when prices increase and decreasing when prices fall. In addition, the U.S. experienced elevated inflation during 2025 and 2026 due to concerns, among other things, over international conflicts, tariffs, potential sanctions and higher energy prices as discussed above. Inflationary pressures such as these may also result in increases to the costs of our oilfield goods, services and personnel, which can in turn cause our capital expenditures and operating costs to rise.
2026 Highlights
Corporate Reorganization
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
Separate from and subsequent to the Reorganization, the remaining holders of Class C Common Stock exchanged all of their outstanding Common Units for Class A Common Stock, which fully eliminated our noncontrolling interest as of March 31, 2026.
2026 Bolt-On Acquisitions
During the nine months ended September 30, 2026, we completed multiple acquisitions of oil and natural gas properties for a cumulative adjusted purchase price of approximately $1.1 billion, adding approximately 54,000 net acres and 20,000 net royalty acres in the core of the Delaware Basin. These acquisitions are part of our ongoing bolt-on and grassroots acquisition programs with the acquired acreage directly offset to our existing core position in the Delaware Basin allowing for seamless integration, extended lateral lengths and higher working interest in existing properties.
Return of Capital Program
We have declared and paid quarterly base dividends of $0.16 per share of Class A Common Stock for a total of $0.48 per share for the nine months ended September 30, 2026. The cash dividends paid totaled $404.1 million for the nine months ended September 30, 2026.
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
On April 15, 2026, we redeemed all of our outstanding 8.00% senior notes due 2027 (“2027 Senior Notes”) at a redemption price equal to 100% of the aggregate principal amount outstanding of $550 million plus accrued and unpaid interest up to, but excluding, the redemption date.

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
On July 15, 2026, we redeemed all of the outstanding 9.875% senior notes due 2031 (“2031 Senior Notes”) at a redemption price equal to 104.938% of the aggregate principal amount outstanding of $325 million plus accrued and unpaid interest up to, but excluding, the redemption date.
In August 2026, we established a commercial paper program that permits us to issue unsecured, short-term promissory notes (“Commercial Paper”) up to a maximum aggregate principal amount of $2.0 billion outstanding at any time. Maturities of Commercial Paper are short-term in nature and interest rates are established at issuance in line with then-current conditions in the U.S. commercial paper market, with individual notes priced either at a discount to par or at par value. This program provides us with an additional source of short-term financing and generally allows us to borrow at lower interest rates than our revolving credit facility.

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Three Months Ended September 30,		Increase/(Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$1,640,786	$1,113,847	$526,939	47%
NGL sales	263,616	170,385	93,231	55%
Natural gas sales	52,036	33,856	18,180	54%
Purchased gas sales, net	1,272	3,708	(2,436)	(66)%
Oil and gas sales	$1,957,710	$1,321,796	$635,914	48%

Net production:
Oil (MBbls)	19,139	17,198	1,941	11%
NGL (MBbls)	10,885	9,736	1,149	12%
Natural gas (MMcf)	72,416	64,841	7,575	12%
Total (MBoe)(1)	42,093	37,741	4,352	12%

Average daily net production:
Oil (Bbls/d)	208,029	186,937	21,092	11%
NGL (Bbls/d)	118,312	105,822	12,490	12%
Natural gas (Mcf/d)	787,125	704,795	82,330	12%
Total (Boe/d)(1)	457,528	410,225	47,303	12%

Average sales prices:
Oil (per Bbl)	$85.73	$64.77	$20.96	32%
Effect of derivative settlements on average price (per Bbl)	(5.77)	2.20	(7.97)	(362)%
Oil including the effects of hedging (per Bbl)	$79.96	$66.97	$12.99	19%

NGL (per Bbl)	$24.22	$17.50	$6.72	38%

Natural gas (per Mcf)	$0.72	$0.52	$0.20	38%
Effect of derivative settlements on average price (per Mcf)	0.38	0.50	(0.12)	(24)%
Effect of purchased gas sales on average price (per Mcf)	0.02	0.06	(0.04)	(67)%
Natural gas including the effects of hedging (per Mcf)	$1.12	$1.08	$0.04	4%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the three months ended September 30, 2026, were $635.9 million (or 48%) higher than total net revenues for the three months ended September 30, 2025. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
Average realized sales prices for oil, NGLs and natural gas increased by 32%, 38% and 38%, respectively, during the three months ended September 30, 2026, compared to the same 2025 period. The increases in the average realized prices were primarily attributable to higher NYMEX WTI crude oil prices, Mont Belvieu spot prices for plant products and regional gas prices between periods, as discussed in the “Market Conditions” section above.
Net production volumes for oil, NGLs and natural gas increased by 11%, 12% and 12%, respectively, between periods. These increases resulted from additional production added from wells placed online since the third quarter of 2025, partially offset by normal production declines across our existing wells.
Operating Expenses. The following table sets forth selected operating expense data for the periods indicated:

	Three Months Ended September 30,		Increase/(Decrease)
	2026	2025	Change	%
Operating costs (in thousands):
Lease operating expenses	$215,000	$191,338	$23,662	12%
Severance and ad valorem taxes	151,916	101,481	50,435	50%
Gathering, processing and transportation expenses	51,101	53,971	(2,870)	(5)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.11	$5.07	$0.04	1%
Severance and ad valorem taxes (% of revenue)	7.8%	7.7%	0.1%	1%
Gathering, processing and transportation expenses (per Boe)	$1.21	$1.43	$(0.22)	(15)%
Lease Operating Expenses. Lease operating expenses (“LOE”) per Boe for the third quarter of 2026 was $5.11, consistent with the same 2025 period rate of $5.07, a 1% increase between periods. While LOE per Boe remained relatively unchanged, total LOE for the three months ended September 30, 2026, increased by $23.7 million compared to the three months ended September 30, 2025, and was the direct result of our higher well count between periods primarily due to additional wells placed on production since the third quarter of 2025.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the three months ended September 30, 2026, increased $50.4 million compared to the three months ended September 30, 2025. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. The primary driver of the increase between periods related to higher severance taxes for the third quarter of 2026 compared to the same 2025 period was primarily due to the 48% higher total oil and gas sales between periods.
Gathering, Processing and Transportation Expenses. Gathering, processing and transportation (“GP&T”) expenses per Boe decreased to $1.21 for the three months ended September 30, 2026, from $1.43 for the three months ended September 30, 2025. This decrease was primarily the result of changes to certain gathering agreements resulting in a greater portion of gathering, processing and transportation fees being reflected as a net reduction to our NGL and natural gas sales rather than as GP&T expense. Refer to Note 12—Revenues under Part I, Item 1 of this Quarterly Report for additional information regarding our treatment of GP&T fees.
Depreciation, Depletion and Amortization. The following table summarizes our depreciation, depletion and amortization (“DD&A”) for the periods indicated:

	Three Months Ended September 30,
(in thousands, except per Boe data)	2026	2025
Depreciation, depletion and amortization	$592,944	$526,915
Depreciation, depletion and amortization per Boe	$14.09	$13.96
For the three months ended September 30, 2026, DD&A expense amounted to $592.9 million, an increase of $66.0 million over the same 2025 period. The primary factor contributing to higher DD&A expense in 2026 was the increase in our overall production volumes between periods, which increased DD&A expense by $60.7 million, while our slightly higher DD&A rate of $14.09 per Boe increased DD&A expense by $5.3 million between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions, and impairments, as well as changes in proved developed and proved undeveloped reserves.

General and Administrative Expenses. The following table summarizes our general and administrative (“G&A”) expenses for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025
Cash general and administrative expenses	$30,612	$32,528
Stock-based compensation expense	18,217	17,435
General and administrative expenses	$48,829	$49,963
Cash general and administrative expenses per Boe	$0.73	$0.86
G&A expenses for the three months ended September 30, 2026, were $48.8 million compared to $50.0 million for the three months ended September 30, 2025. Lower G&A for the third quarter of 2026 compared to the same 2025 period was the result of a $1.9 million decrease in cash G&A driven primarily by lower consulting and professional services costs. This decrease was partially offset by higher software costs and employee compensation as well as a $0.8 million increase in stock-based compensation between periods based on the timing of grants and the vesting of our equity awards.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025
Credit facility	$4,026	$2,406
Commercial paper	578	—
5.375% Senior Notes due 2026	—	3,382
8.00% Senior Notes due 2027	—	11,000
3.25% Convertible Senior Notes due 2028	—	(1,380)
5.875% Senior Notes due 2029	10,281	10,281
9.875% Senior Notes due 2031	1,248	8,023
7.00% Senior Notes due 2032	17,500	17,500
6.25% Senior Notes due 2033	15,625	15,625
Amortization of debt issuance costs, discount and premium	3,482	2,014
Other interest expense	519	535
Total	$53,259	$69,386
Interest expense decreased $16.1 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to the lower debt level resulting from senior notes that were redeemed since the beginning of the third quarter of 2025. This decrease was partially offset by higher interest expense incurred on borrowings under our Credit Agreement and on Commercial Paper outstanding, due to higher average borrowings outstanding during the 2026 period compared to the 2025 period. Refer to Note 4—Debt under Part I, Item 1 of this Quarterly Report for additional information regarding our debt.
Gain (Loss) on Extinguishment of Debt. During the three months ended September 30, 2026, we recognized a $1.4 million gain on extinguishment of debt related to the redemption of our 2031 Senior Notes, which reflected the difference between the applicable redemption price and the carrying value of the 2031 Senior Notes, including the associated unamortized debt premium.
During the three months ended September 30, 2025, we recognized a $264.3 million loss on extinguishment of debt related to the redemption of our 3.25% senior unsecured convertible notes due 2028 (the “Convertible Senior Notes”). This loss was determined based on the difference between the value of our Class A Common Stock issued and cash paid for the redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the redemption. The 2025 loss was greater than other debt redemptions as the Convertible Senior Notes were redeemed mainly by issuing Class A Common Stock, which had risen significantly in value since the Convertible Senior Notes were issued in 2021.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed-out hedge positions during the period.

The following table presents gains and losses on our derivative instruments for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025
Realized cash settlement gains (losses)	$(83,030)	$70,407
Non-cash mark-to-market derivative gain (loss)	(225,555)	35,307
Total	$(308,585)	$105,714
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Three Months Ended September 30,
(in thousands)	2026	2025
Income before income taxes	$529,940	$168,855
Income tax expense	(109,779)	(87,394)
For the three months ended September 30, 2026, we generated pre-tax net income of $529.9 million and recorded income tax expense of $109.8 million.
During the three months ended September 30, 2025, we generated pre-tax net income of $168.9 million and recorded income tax expense of $87.4 million. The primary factor increasing our income tax expense above the U.S. statutory rate was the tax impact associated with the redemption of the Convertible Senior Notes, which was partially offset by the portion of the pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table provides the components of our net revenues and net production (net of all royalties, overriding royalties and production due to others) for the periods indicated, as well as each period’s average prices and average daily production volumes:

	Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	$	%
Net revenues (in thousands):
Oil sales	$4,631,273	$3,231,068	$1,400,205	43%
NGL sales	600,579	513,426	87,153	17%
Natural gas sales	(87,170)	145,686	(232,856)	(160)%
Purchased gas sales, net	59,209	5,663	53,546	946%
Oil and gas sales	$5,203,891	$3,895,843	$1,308,048	34%

Net production:
Oil (MBbls)	54,474	49,009	5,465	11%
NGL (MBbls)	28,028	26,377	1,651	6%
Natural gas (MMcf)	185,997	185,932	65	—%
Total (MBoe)(1)	113,502	106,376	7,126	7%

Average daily net production:
Oil (Bbls/d)	199,540	179,523	20,017	11%
NGL (Bbls/d)	102,668	96,618	6,050	6%
Natural gas (Mcf/d)	681,305	681,071	234	—%
Total (Boe/d)(1)	415,759	389,653	26,106	7%

Average sales prices:
Oil (per Bbl)	$85.02	$65.93	$19.09	29%
Effect of derivative settlements on average price (per Bbl)	(7.04)	1.94	(8.98)	(463)%
Oil including the effects of hedging (per Bbl)	$77.98	$67.87	$10.11	15%

NGL (per Bbl)	$21.43	$19.46	$1.97	10%

Natural gas (per Mcf)	$(0.47)	$0.78	$(1.25)	(160)%
Effect of derivative settlements on average price (per Mcf)	1.14	0.28	0.86	307%
Effect of purchased gas sales on average price (per Mcf)	0.32	0.03	0.29	967%
Natural gas including the effects of hedging (per Mcf)	$0.99	$1.09	$(0.10)	(9)%

(1)    Calculated by converting natural gas to oil equivalent barrels at a ratio of six Mcf of natural gas to one Boe.

Oil and Gas Sales. Total net revenues for the nine months ended September 30, 2026, were $1.3 billion (or 34%) higher than total net revenues for the nine months ended September 30, 2025. Revenues are primarily a function of oil, NGL and natural gas volumes sold and average commodity prices realized.
The average realized sales prices for oil and NGLs increased by 29% and 10%, respectively, between periods, which was mainly the result of higher NYMEX WTI crude oil and Mont Belvieu spot prices during the first nine months of 2026 compared to the same 2025 period. These increases were partially offset by lower average realized sales prices for natural gas that decreased by 160% between periods. Our average realized natural gas price decreased to negative $0.47 per Mcf during the first nine months of 2026 compared to $0.78 per Mcf in the same 2025 period due to suppressed regional market prices as discussed under the “Market Conditions” section above. These negative gas price realizations were mitigated in part by $59.2 million in net proceeds from our purchased gas sales, which facilitate additional gas sales at markets that had more favorable pricing during the period.
Net production volumes for oil and NGLs increased 11% and 6%, respectively, for the nine months ended September 30, 2026 compared to the same 2025 period, while natural gas volumes were flat between periods. The increase in oil production was from wells placed online since the third quarter of 2025, partially offset by normal production declines across our existing wells. NGLs and natural gas are produced concurrently with our crude oil volumes, which typically results in a high correlation between fluctuations in oil quantities sold and NGL and natural gas quantities sold. However, NGL and natural gas volumes increased less than oil volumes as a result of production curtailments of certain wells with higher gas-to-oil production ratios during periods of negative natural gas prices. NGL volumes increased more than natural gas volumes as certain processors of our raw gas operated in higher ethane-recovery mode during the first nine months of 2026 as compared to the same 2025 period, resulting in a higher percentage of NGLs being recovered from our wet gas stream as compared to natural gas.
Operating Expenses. The following table summarizes our operating expenses for the periods indicated:

	Nine Months Ended September 30,		Increase/(Decrease)
	2026	2025	Change	%
Operating costs (in thousands):
Lease operating expenses	$597,838	$558,937	$38,901	7%
Severance and ad valorem taxes	396,971	304,404	92,567	30%
Gathering, processing and transportation expenses	138,278	156,375	(18,097)	(12)%
Operating cost metrics:
Lease operating expenses (per Boe)	$5.27	$5.25	$0.02	—%
Severance and ad valorem taxes (% of revenue)	7.6%	7.8%	(0.2)%	(3)%
Gathering, processing and transportation expenses (per Boe)	$1.22	$1.47	$(0.25)	(17)%
Lease Operating Expenses. LOE per Boe for the nine months ended September 30, 2026, was $5.27, consistent with the rate of $5.25 for the nine months ended September 30, 2025. While LOE per Boe remained unchanged, total LOE for the nine months ended September 30, 2026, increased by $38.9 million compared to the nine months ended September 30, 2025, and was the direct result of our higher well count between periods primarily due to additional wells placed on production since the third quarter of 2025.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes for the nine months ended September 30, 2026, increased $92.6 million compared to the nine months ended September 30, 2025. Severance taxes are based on the market value of our production at the wellhead, while ad valorem taxes are generally based on the assessed taxable value of our proved developed oil and gas properties and vary across the different counties in which we operate. Severance taxes for the first nine months of 2026 increased $101.2 million, or 39%, compared to the same 2025 period primarily due to the 34% higher total oil and gas sales between periods. This increase was partially offset by ad valorem taxes that decreased $8.6 million for the first nine months of 2026 compared to the same 2025 period primarily due to lower ad valorem tax assessments between periods, which also drove the decrease in our severance and ad valorem taxes as a percentage of revenues between periods.
Gathering, Processing and Transportation Expenses. Total GP&T expense for the nine months ended September 30, 2026, decreased $18.1 million compared to the nine months ended September 30, 2025. This decrease in expense was mainly attributable to changes to certain gathering agreements resulting in a greater portion of gathering, processing and transportation fees being reflected as a net reduction to our NGL and natural gas sales rather than as GP&T expense.
Our GP&T per Boe rate decreased to $1.22 for the first nine months of 2026 from $1.47 for the first nine months of 2025, driven primarily by the changes in our gathering agreements and by the increase in our total production volumes while our natural gas volumes remained flat between periods. Refer to Note 12—Revenues under Part I, Item 1 of this Quarterly Report for additional information regarding our treatment of GP&T fees.

Depreciation, Depletion and Amortization. The following table summarizes our DD&A for the periods indicated:

	Nine Months Ended September 30,
(in thousands, except per Boe data)	2026	2025
Depreciation, depletion and amortization	$1,619,392	$1,507,528
Depreciation, depletion and amortization per Boe	$14.27	$14.17
For the nine months ended September 30, 2026, DD&A expense amounted to $1.6 billion, an increase of $111.9 million over the same 2025 period. The primary factor contributing to higher DD&A expense in 2026 was the increase in our overall production volumes between periods, which increased DD&A expense by $101.0 million during the first nine months of 2026, while slightly higher DD&A rates increased DD&A expense by $10.9 million between periods. Our DD&A rate can fluctuate as a result of finding and development costs incurred, acquisitions and impairments, as well as changes in proved developed and proved undeveloped reserves.
General and Administrative Expenses. The following table summarizes our G&A expenses for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash general and administrative expenses	$88,975	$89,931
Stock-based compensation expense	51,579	52,927
General and administrative expenses	$140,554	$142,858
Cash general and administrative expenses per Boe	$0.78	$0.85
G&A expenses for the nine months ended September 30, 2026, were $140.6 million compared to $142.9 million for the nine months ended September 30, 2025. Lower G&A for the first nine months of 2026 was the result of a $1.3 million decrease in stock-based compensation and a $1.0 million decrease in cash G&A compared to the same 2025 period. Stock-based compensation fluctuates between periods based on the timing of grants and the vesting of our equity awards. The decrease in cash G&A was primarily due to lower consulting and professional services costs, partially offset by higher employee compensation and software costs.
Interest Expense. The following table summarizes our interest expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Credit facility	$9,022	$7,138
Commercial paper	578	—
5.375% Senior Notes due 2026	—	11,153
8.00% Senior Notes due 2027	12,711	33,000
3.25% Convertible Senior Notes due 2028	—	1,382
5.875% Senior Notes due 2029	30,843	30,843
9.875% Senior Notes due 2031	17,294	25,174
7.00% Senior Notes due 2032	52,500	52,500
6.25% Senior Notes due 2033	46,875	46,875
Amortization of debt issuance costs, discount and premium	7,971	6,313
Other interest expense	2,133	1,617
Total	$179,927	$215,995
Interest expense was $36.1 million lower for the nine months ended September 30, 2026, compared to the same 2025 period primarily due to the lower debt level resulting from senior notes that were redeemed since the beginning of 2025. This decrease was partially offset by higher interest expense incurred on borrowings under our Credit Agreement and on Commercial Paper outstanding, due to higher average borrowings outstanding during the 2026 period compared to the 2025 period. Refer to Note 4—Debt under Part I, Item 1 of this Quarterly Report for additional information regarding our debt.

Gain (Loss) on Extinguishment of Debt. During the nine months ended September 30, 2026, we recognized a $6.7 million gain on extinguishment of debt related to the redemptions of our 2027 Senior Notes and 2031 Senior Notes, which reflected the difference between the applicable redemption prices and the carrying value of the notes, including the associated unamortized debt premiums.
During the nine months ended September 30, 2025, we recognized a $270.1 million loss on extinguishment of debt primarily related to the redemption of our Convertible Senior Notes. This loss was determined based on the difference between the value of our Class A Common Stock issued and cash paid for the redemption and the carrying amount of the Convertible Senior Notes less professional fees incurred in connection with the redemption. The loss was greater than other debt redemptions as the Convertible Senior Notes were redeemed mainly by issuing Class A Common Stock, which had risen significantly in value since the Convertible Senior Notes were issued in 2021.
Net Gain (Loss) on Derivative Instruments. Net gains and losses are a function of (i) changes in derivative fair values associated with fluctuations in the forward price curves for the commodities underlying each of our hedge contracts outstanding; and (ii) monthly cash settlements on any closed-out hedge positions during the period.
The following table presents gains and losses on our derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Realized cash settlement gains (losses)	$(171,069)	$147,478
Non-cash mark-to-market derivative gain (loss)	(338,294)	88,986
Total	$(509,363)	$236,464
Income Tax Expense. The following table summarizes our pre-tax income and income tax expense for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Income before income taxes	$1,609,672	$967,259
Income tax expense	(346,653)	(250,214)
For the nine months ended September 30, 2026, we generated pre-tax net income of $1.6 billion and recorded income tax expense of $346.7 million.
During the nine months ended September 30, 2025, we generated pre-tax net income of $967.3 million and recorded income tax expense of $250.2 million. The primary factor increasing our income tax expense above the U.S. statutory rate was the tax impact associated with the redemption of the Convertible Senior Notes, which was partially offset by the portion of the pre-tax income attributable to our non-controlling interest partners that is not taxable to the Company.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity have been cash flows from operations, borrowings under our credit facility or commercial paper program, or proceeds from offerings of debt or equity securities. Our future cash flows are subject to a number of variables, including oil and natural gas prices, which have been and will likely continue to be volatile. Lower commodity prices can negatively impact our cash flows and our ability to access debt or equity markets, and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position. To date, our primary uses of capital have been for drilling and development capital expenditures and the acquisition of oil and natural gas properties.
During 2026, we achieved investment grade credit ratings from S&P and Moody’s. We previously achieved investment grade credit ratings from Fitch in 2025. We believe this achievement enhances our financial flexibility by broadening our access to investment grade debt markets, reducing our cost of borrowing, and expanding potential investors eligible to hold our indebtedness. Additionally, in August 2026 we established a commercial paper program that provides us with an additional source of short-term financing and generally allows us to borrow at lower interest rates than our revolving credit facility.
We continually evaluate our capital needs and compare them to our capital resources. During the nine months ended September 30, 2026, our total capital expenditures incurred for drilling and development activity were $1.5 billion. We funded our capital expenditures for the nine months ended September 30, 2026, entirely from cash flows from operations, and we expect to fund the remainder of our 2026 capital expenditures budget entirely from cash flows from operations given our anticipated level of oil and gas production, current commodity prices and our commodity hedge positions in place.
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
We plan to return capital to shareholders primarily through our base dividend, in addition to opportunistic share repurchases. During the nine months ended September 30, 2026, we declared and paid quarterly dividends of $0.16 per share of Class A Common Stock for a total of $0.48 per share. The cash dividends paid totaled $404.1 million for the nine months ended September 30, 2026. Our stock repurchase program can be used to reduce our shares of common stock outstanding. Such repurchases would be made at terms and prices determined by us based upon prevailing market conditions, applicable legal requirements, available liquidity, compliance with our debt agreements and other factors.
In addition, we may, from time to time, seek to retire or purchase our outstanding senior notes through cash purchases and/or exchanges for debt in open-market purchases, privately negotiated transactions or otherwise. During the second quarter of 2026, we redeemed our 2027 Senior Notes at a redemption price equal to 100% of the $550.0 million principal amount outstanding, plus accrued and unpaid interest. Additionally, during the third quarter, we redeemed our 2031 Senior Notes at a redemption price equal to 104.938% of the $325.0 million principal amount outstanding, plus accrued and unpaid interest.
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
Analysis of Cash Flow Changes
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$3,575,339	$2,703,214
Net cash used in investing activities	(2,725,178)	(2,147,414)
Net cash used in financing activities	(908,818)	(923,338)

For the nine months ended September 30, 2026, we generated $3.6 billion of cash from operating activities, an increase of $872.1 million from the same period in 2025. Cash provided by operating activities increased primarily due to higher realized prices and production volumes for oil and NGLs, more purchased gas sales, less cash interest expense, lower GP&T expense and less cash G&A expense during the nine months ended September 30, 2026, as compared to the same 2025 period. These increasing factors were partially offset by lower realized prices for natural gas, less realized cash settlements on our derivative contracts, higher severance and ad valorem taxes and lease operating expenses during the nine months ended September 30, 2026, as compared to the same 2025 period. Refer to “Results of Operations” for more information on the impact of volumes and prices on revenues and on fluctuations in our operating costs between periods.
During the nine months ended September 30, 2026, cash flows from operating activities, net borrowings under our commercial paper program and cash on hand were used to (i) fund $1.5 billion of drilling and development cash capital expenditures; (ii) fund acquisitions of oil and gas properties of $1.2 billion; (iii) redeem $875.0 million of our senior notes; and (iv) pay $404.1 million in dividends to our shareholders.
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
Credit Agreement
We have a revolving Credit Agreement that provides for a senior unsecured revolving credit facility. As of September 30, 2026, we had no borrowings outstanding and $3.0 billion in available borrowing capacity under the Credit Agreement.
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
Borrowings under the Credit Agreement bear interest, at our election, based on either SOFR plus an applicable margin or the Alternate Base Rate plus an applicable margin. The applicable margins for SOFR and Alternate Base Rate borrowings, as well as commitment fees for undrawn commitments, are based on our credit rating for our long-term senior unsecured indebtedness. As of September 30, 2026, the applicable margin for SOFR and Alternate Base Rate Loans is 150 basis points and 50 basis points, respectively, and the commitment fee is 20 basis points.
The Credit Agreement contains representations, warranties, covenants and events of default that we believe are customary for investment grade, senior unsecured commercial bank credit agreements, including a financial covenant for the maintenance of a Total Indebtedness to Capitalization Ratio (as defined in the Credit Agreement) of no greater than 65%.
Commercial Paper
In August 2026, we established a commercial paper program that allows us to issue unsecured notes of up to 364 days, with up to $2.0 billion outstanding at any time. As of September 30, 2026, we had $393.0 million of Commercial Paper outstanding with a weighted average interest rate of 4.4%, all maturing in October 2026. The Credit Agreement serves as a liquidity backstop for the program.

Senior Notes
OpCo had $2.7 billion in long-term debt outstanding as of September 30, 2026, consisting of senior unsecured notes with maturity dates ranging from 2029 to 2033. For further information on our debt instruments, refer to Note 4—Debt under Part I, Item 1 of this Quarterly Report.
Contractual Obligations
Our contractual obligations include operating and transportation agreements, drilling rig contracts, office and equipment leases, asset retirement obligations, debt obligations and cash interest expense on long-term debt obligations, which we routinely enter into, modify or extend. Since December 31, 2025, there have not been any significant, non-routine changes in our contractual obligations.
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
Commodity Price Risk
Our primary market risk exposure is in the pricing that we receive for our oil, NGL and natural gas production. Pricing for oil, NGLs and natural gas has been volatile and unpredictable, and we expect this volatility to continue in the future. Based on our production for the first nine months of 2026, our oil, NGL and natural gas sales for the nine months ended September 30, 2026, would have moved up or down $463.1 million for each 10% change in oil prices per Bbl, $60.1 million for each 10% change in NGL prices per Bbl and $8.7 million for each 10% change in natural gas prices per Mcf.
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
The table below summarizes the terms of the derivative contracts we had in place as of September 30, 2026, and additional contracts entered into through October 31, 2026. Refer to Note 7—Derivative Instruments in Part I, Item 1 of this Quarterly Report for open derivative positions as of September 30, 2026.

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Crude Price ($/Bbl)
Crude oil swaps - NYMEX WTI	October 2026 - December 2026	6,440,000	70,000	$67.10
	January 2027 - March 2027	2,700,000	30,000	79.86
	April 2027 - June 2027	2,730,000	30,000	76.81
	July 2027 - September 2027	2,760,000	30,000	74.66
	October 2027 - December 2027	2,760,000	30,000	73.10
	January 2028 - March 2028	910,000	10,000	74.91
	April 2028 - June 2028	910,000	10,000	73.33
	July 2028 - September 2028	920,000	10,000	71.98
	October 2028 - December 2028	920,000	10,000	70.86

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil basis differential swaps - Mid-Cush(1)	October 2026 - December 2026	6,440,000	70,000	$1.03
	January 2027 - March 2027	2,700,000	30,000	1.09
	April 2027 - June 2027	2,730,000	30,000	1.09
	July 2027 - September 2027	2,760,000	30,000	1.09
	October 2027 - December 2027	2,760,000	30,000	1.09
	January 2028 - March 2028	910,000	10,000	1.27
	April 2028 - June 2028	910,000	10,000	1.27
	July 2028 - September 2028	920,000	10,000	1.27
	October 2028 - December 2028	920,000	10,000	1.27

	Period	Volume (Bbls)	Volume (Bbls/d)	Wtd. Avg. Differential ($/Bbl)
Crude oil roll differential swaps - NYMEX WTI	October 2026 - December 2026	6,578,000	71,500	$1.13
	January 2027 - March 2027	2,700,000	30,000	1.66
	April 2027 - June 2027	2,730,000	30,000	1.66
	July 2027 - September 2027	2,760,000	30,000	1.66
	October 2027 - December 2027	2,760,000	30,000	1.66

(1)    These crude oil basis swap transactions are settled utilizing the ARGUS MIDLAND WTI and ARGUS WTI CUSHING indices.

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - NYMEX Henry Hub	October 2026 - December 2026	12,604,000	137,000	$4.16
	January 2027 - March 2027	12,600,000	140,000	4.24
	April 2027 - June 2027	12,740,000	140,000	3.32
	July 2027 - September 2027	12,880,000	140,000	3.58
	October 2027 - December 2027	12,880,000	140,000	3.94

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - Waha	October 2026 - December 2026	15,145,000	164,620	$2.73
	January 2027 - March 2027	7,650,000	85,000	3.57

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Gas Price ($/MMBtu)
Natural gas swaps - HSC	October 2026 - December 2026	9,200,000	100,000	$4.24

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - Waha(1)	October 2026 - December 2026	12,604,000	137,000	$(1.21)
	January 2027 - March 2027	14,490,000	161,000	(0.47)
	April 2027 - June 2027	14,651,000	161,000	(1.11)
	July 2027 - September 2027	14,812,000	161,000	(0.65)
	October 2027 - December 2027	14,812,000	161,000	(0.91)

	Period	Volume (MMBtu)	Volume (MMBtu/d)	Wtd. Avg. Differential ($/MMBtu)
Natural gas basis differential swaps - HSC(2)	January 2027 - March 2027	9,000,000	100,000	$(0.48)
	April 2027 - June 2027	9,100,000	100,000	(0.48)
	July 2027 - September 2027	9,200,000	100,000	(0.48)
	October 2027 - December 2027	9,200,000	100,000	(0.48)
	January 2028 - March 2028	9,100,000	100,000	(0.36)
	April 2028 - June 2028	9,100,000	100,000	(0.36)
	July 2028 - September 2028	9,200,000	100,000	(0.36)
	October 2028 - December 2028	9,200,000	100,000	(0.36)

(1)    These natural gas basis swap contracts are settled utilizing the Inside FERC’s West Texas Waha price and the NYMEX Henry Hub price of natural gas.
(2)    These natural gas basis swap contracts are settled utilizing the HSC price and the NYMEX Henry Hub price of natural gas.
Changes in the fair value of derivative contracts from December 31, 2025, to September 30, 2026, are presented below:

(in thousands)	Commodity Derivative Asset (Liability)
Net fair value of oil and gas derivative contracts outstanding as of December 31, 2025	$279,835
Commodity hedge contract settlement payments, net of any receipts	171,069
Cash and non-cash mark-to-market gains (losses) on commodity hedge contracts(1)	(509,363)
Net fair value of oil and gas derivative contracts outstanding as of September 30, 2026	$(58,459)

(1)    At inception, new derivative contracts entered into by us have no intrinsic value.
A hypothetical upward or downward shift of 10% per Bbl in the forward price curves underlying our crude oil derivative positions as of September 30, 2026, would cause a $117.6 million increase or decrease in this fair value position, and a hypothetical upward or downward shift of 10% per MMBtu in the forward price curves underlying our natural gas derivative positions as of September 30, 2026, would cause a $14.2 million increase or decrease in this same fair value position.
Interest Rate Risk
Our ability to borrow and the rates offered by lenders can be adversely affected by deteriorations in the credit markets or downgrades in our credit rating. Our Credit Agreement’s interest rate is based on a SOFR spread and amounts borrowed under our commercial paper program are priced at prevailing market interest rates determined at the time of each issuance, each of which exposes us to interest rate risk to the extent we have borrowings outstanding.
As of September 30, 2026, we had no borrowings outstanding under the Credit Agreement and $393.0 million of current debt outstanding consisting of Commercial Paper, with a weighted average interest rate of 4.4%. Assuming no change in the amount outstanding, the impact on interest expenses of a 1% increase or decrease in the weighted average interest rate would be approximately $3.9 million per year. We do not currently have or intend to enter into any derivative hedge contracts to protect against fluctuations in interest rates applicable to our outstanding indebtedness.
The remaining debt balance of $2.7 billion consists of our senior notes, which have fixed interest rates; therefore, this balance is not affected by interest rate movements. For additional information regarding our debt instruments, see Note 4—Debt, in Part I, Item 1 of this Quarterly Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Exchange Act, we have evaluated, under the supervision and with the participation of management, including our principal executive officers and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are not aware of any other material environmental claims existing as of September 30, 2026, over our threshold which have not been provided for or would otherwise have a material impact on our financial statements; however, there can be no assurance that current regulatory requirements will not change or that unknown potential past non-compliance with environmental laws or other environmental liabilities will not be discovered on our properties.
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
During the three months ended September 30, 2026, we did not purchase any common stock in the open market under our stock repurchase program.
Item 5. Other Information
Trading Plans
During the quarter ended September 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 21, 2023, among Permian Resources Corporation, Smits Merger Sub I Inc., Smits Merger Sub II LLC, Permian Resources Operating, LLC, Earthstone Energy, Inc. and Earthstone Energy Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023).

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
3.3
Ninth Amended and Restated Limited Liability Company Agreement of Permian Resources Operating, LLC (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

10.1#
Permian Resources Corporation Fourth Amended and Restated Severance Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

10.2#
Permian Resources Corporation 2026 Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026).

10.3#*	Form of Restricted Stock Unit Agreement under the Permian Resources Corporation 2023 Long Term Incentive Plan.
31.1*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Co-Chief Executive Officers pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PERMIAN RESOURCES CORPORATION

By:	/s/ GUY M. OLIPHINT
Guy M. Oliphint Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026